Form 10-K
period 1993-12-31
BERLITZ INTERNATIONAL INC
filed 1994-03-31
CIK 856529

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-K


       [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                      For fiscal year ended December 31, 1993
                                     OR
       [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from         to

                      Commission File Number 1-10390

                        BERLITZ INTERNATIONAL, INC.
              (Exact name of issuer as specified in its charter)
              New York                             13-3550016
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)      Identification Number)

 Research Park, 293 Wall Street, Princeton, New Jersey      08540
      (Address of principal executive offices)            (Zip code)

     Registrant's telephone number, including area code:  (609) 924-8500

         Securities registered pursuant to Section 12(b) of the Act:

    Title of each class            Name of each exchange on which registered:
Common Stock, $.10 par value                New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                 None
                           (Title and class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Based on the average bid and ask price at March 18, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $46,578,106.

The number of shares of the Registrant's common stock outstanding as of March 18, 1994 was 10,032,903.

               DOCUMENTS INCORPORATED BY REFERENCE:


Part III: Those portions of registrant's Amendment #1 to this Form 10-K which are incorporated into Items 10, 11, 12, and 13.


                        Page 1 of 71 Pages
                  Exhibit Index Appears on Page 65.

                                 PART I




ITEM 1.  Business

Introduction

Berlitz International, Inc. (the "Company") is a New York corporation, organized in 1989. Prior to the organization of the Company, the Company's business was conducted through subsidiaries of Macmillan, Inc. ("Macmillan") including: Berlitz Languages, Inc. (Language Instruction and Translation Services), Editions Berlitz, S.A. and Berlitz Publications, Inc. (Publishing). Prior to the Company's initial public offering in December 1989, Macmillan caused the Company to be incorporated and transferred to it the capital stock of these predecessor corporations in exchange for shares of the capital stock of the Company. In February 1993, Fukutake Publishing Co., Ltd. ("Fukutake") acquired indirectly through merger (the "Merger") 67% of the outstanding common stock, par value $.10 per share, of the Company ("New Common") and the existing public shareholders of the Company hold approximately 33% of the Company. See Items 5 and 7 for further discussion.

The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Language Instruction is organized on a geographic basis into five (changed from four in 1992) operating divisions: North America (U.S. and Canada), Western Europe (twelve countries), Central/Eastern Europe (seven countries), East Asia (Japan, Thailand and Hong Kong) and Latin America (seven countries including Puerto
Rico). Some countries are divided into regions and districts. Translation Services is organized on a geographic basis into three operating divisions: the Americas (U.S., Canada and Chile), Europe (13 countries) and East Asia (Japan). Publishing is organized on a geographic basis into two operating divisions (the U.S. and the United Kingdom). The Company's Japanese operations are conducted through its Japanese subsidiary which is owned 80% by the Company and 20% by Fukutake. At least 90% of total East Asia sales, operating profits, assets and employees are attributable to the operations in Japan. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, advertising and promotion, and other administrative matters, within guidelines established at corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 15.

Language Instruction

As of December 31, 1993, the Company operated 322 language centers in 31 countries using the Berlitz (Registered Trademark) Method, as described herein, and the Company's proprietary instruction material, to provide instruction in virtually all languages. Approximately 4.6 million language lessons were given in 1993, the most frequently taught languages being English, Spanish, French and German. Revenues from Language Instruction accounted for approximately 82%, 83% and 85% of total Company revenues in 1993, 1992 and 1991, respectively.

The following tables set forth, by geographic division, the number of language centers and the number of lessons given over the last five years:



                             Number of Centers at December 31,
                          ________________________________________

                          1993     1992     1991     1990     1989
                          ____     ____     ____     ____     ____

North America               72       73       68       67       67
Western Europe              61       68       65       65       62
Central/Eastern Europe      75       71       58       53       50
East Asia                   57       59       56       53       50
Latin America               57       53       51       46       43
                          ____     ____     ____     ____     ____

  Total                    322      324      298      284      272
                          ____     ____     ____     ____     ____
                          ____     ____     ____     ____     ____



                              Number of Lessons (in thousands)
                          _________________________________________

                          *1993    1992      1991     1990     1989
                          _____   _____     _____    _____    _____

North America             1,091   1,123     1,097    1,088      981
Western Europe              892   1,030     1,181    1,297    1,190
Central/Eastern Europe      904     896       841      878      910
East Asia                   844   1,003     1,093    1,148    1,076
Latin America               857     818       713      693      791
                          _____   _____     _____    _____    _____

   Total                  4,588   4,870     4,925    5,104    4,948
                          _____   _____     _____    _____    _____
                          _____   _____     _____    _____    _____


    * Excludes 137 lessons for language centers closed or to be closed in connection with the Merger.


A lesson consists of a single 45-minute session given by a teacher (regardless of the number of students). In 1993, the United States, Japan, and Germany accounted for 21%, 17% and 13% of lessons given and 21%, 27% and 15% of Language Instruction sales, respectively.

All of the Company's language centers are wholly-owned, except for a joint venture operation in Russia and two franchised language centers in Egypt. The following table sets forth, by geographic division, the number of language centers in each of the countries in which the Company owns and operates centers as of December 31, 1993:

  WESTERN EUROPE                       NORTH AMERICA
  Belgium                      10      United  States              62
  Denmark                       3      Canada                      10
  Finland                       1       Total                      72
  France                       17
  Holland                       1
  Israel                        1      LATIN AMERICA
  Italy                         7      Argentina                    5
  Norway                        1      Brazil                      16
  Portugal                      1      Chile                        4
  Spain                        13      Colombia                     4
  Sweden                        1      Mexico                      15
  United Kingdom                5      Puerto Rico                  4
   Total                       61      Venezuela                    9
                                        Total                      57

  CENTRAL/EASTERN EUROPE
  Austria                       8
  Czech Republic                3
  Germany                      48
  Hungary                       3      EAST ASIA
  Poland                        2      Hong Kong                   1
  Russia                        1      Japan                      54
  Switzerland                  10      Thailand                    2
   Total                       75       Total                     57



In 1993, 12 language centers were opened and 14 were closed, bringing the worldwide total to 322. The average capital expenditure incurred in connection with opening a new language center in 1993 was approximately $176,000.

Language centers traditionally have been wholly-owned operations and the Company has traditionally financed the cost of expansion with internally generated funds and does not anticipate that borrowing will be necessary to finance the Company's planned expansion.

Berlitz (Registered Trademark) Method.   At the heart of Berlitz
(Registered Trademark) Instruction is the successful Berlitz (Registered Trademark) Method, a proven technique that enables students to acquire a working knowledge of the foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. With its primary objective to develop conversational comprehension and speaking skills, the Berlitz (Registered Trademark) Method combines the use of live instruction with proprietary written and audio-visual support materials to ensure a fast, effective, and enjoyable learning experience.

Berlitz (Registered Trademark) instructors teach in their native language and are required to complete a seven to ten-day training course in the Berlitz (Registered Trademark) Method. Upon successful completion of this training course, instructors work either full-time or part-time. The Berlitz (Registered Trademark) Method does not require that an instructor be proficient in any language other than the language being taught. This feature of the Berlitz (Registered Trademark) Method greatly increases the number of potential instructors and tends to lower instructor costs.

The Company's centralized management and ownership of language centers permits standardization of instructional method and materials.
This standardization also allows a client to begin a Berlitz (Registered Trademark) course in one location and complete it anywhere in the worldwide network of Berlitz (Registered Trademark) language centers. Through application of uniform standards to instructor training, development of materials, and classroom instruction, the Company seeks to achieve consistent and predictable instructional results.

Language Instruction Programs. The Company offers several types of language instruction programs, which vary in cost, length and intensity of study. Believing individualized instruction to be the most effective way to learn a foreign language, the Company emphasizes one-on-one instruction, including private lessons and Total
Immersion (Registered Trademark) study as described below. The Company also offers semi-private and group lessons.

Approximately 51% of all tuition revenues in 1993 were from private lessons (excluding Total Immersion (Registered Trademark)). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion (Registered Trademark) courses, an intensive form of private instruction, accounted for 5% of tuition revenues in 1993. Total Immersion (Registered Trademark) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to four clients, as well as group instruction, where class sizes are three or more students. Group classes generally meet over a period of weeks. Semi-private and group lessons represented 44% of tuition revenues in 1993.

As a substantial majority of its clients are enrolled for business or professional reasons, the Company's business is influenced by the level of international trade and economic activity. In addition to individuals seeking work-related language skills, Berlitz (Registered Trademark) clients also include travelers and high school and university students developing course-related language skills.

Included in the Language Instruction business are programs that combine intensive language instruction with first-hand exposure to the cultural environment of the country of the target language. The
Company has two programs in this specialty instruction area:
Language Institute For English ("L.I.F.E. (Registered Trademark)"), a
Berlitz (Registered Trademark) branch since 1988, and Berlitz (Registered Trademark) Study Abroad. A third specialty program, Berlitz (Registered Trademark) Jr., provides complete language instruction programs to children in public and private schools throughout the world. Together, these specialty areas accounted for approximately 4% of the Company's revenues in 1993.

Marketing and Pricing Policy.   The Company directs its marketing
efforts toward individuals, businesses and governments.  The
Company utilizes newspaper, magazine and yellow page advertising in addition to direct contacts. Marketing efforts are coordinated on a country-by-country basis. Center directors, district managers and regional managers are responsible for sales development with existing and new clients. In addition, sales forces are maintained in the Company's major markets to supplement other marketing methods.

Tuition, which is payable in advance by most individual clients and some corporate clients, includes a registration fee, a charge for printed and recorded course materials, and a per lesson fee. The per lesson fee varies depending on the language being taught, type of lesson and country. Total Immersion (Registered Trademark) courses are more expensive than standard individualized instruction, while semi-private and group instruction are the least expensive.

The Company generally negotiates fees with its corporate clients based on anticipated volume. Concentration on the intensive, individualized segment of the market has enabled the Company to maintain a pricing structure consistent with a premium product. The Company, whose prices are usually higher than those charged by its competitors, believes that it is able to charge premium prices because of its reputation and the high and consistent quality of instruction it provides.

Competition.   The language instruction industry is fragmented,
varying significantly among different geographic locations. In addition to the Company, providers of language instruction generally include individual tutors, small language schools operated by individuals and public institutions, and franchises of large language instruction companies. The smaller operations typically offer large group instruction and self-teaching materials for home study. Rather than compete with these small operators, the Company concentrates on its leading position in the higher-priced, business-oriented segment of the language instruction market through its offering of intensive and individualized instruction. No competitors in this market offer language instruction through wholly-owned operations on a worldwide basis. However, the Company does have a number of competitors organized on a franchise basis which, although not as geographically diverse as the Company, compete with it internationally. The
Company also faces significant competition in a number of local markets.

Translation Services

Berlitz (Registered Trademark) Translation Services provides high quality technical translation, interpretation, software localization, electronic publishing, and other foreign language related services.
Translations represented approximately 13%, 12% and 9% of total Company revenues in 1993, 1992 and 1991, respectively, and is expected to contribute an increasingly larger percentage of total corporate revenues over the next few years as a result of recent restructuring efforts, an expanded and restructured sales force and a greater focus on larger customers.

Berlitz (Registered Trademark) Translations sales focus is on industry segments viewed by management as likely to contribute to the future growth of the business, such as: information technology, automotive/manufacturing, medical technology/pharmaceutical, and telecommunications. The Company has an international network comprised of 27 translation centers in 18 countries, including Baldock (England), Bergen (Norway),
Copenhagen, Dublin, Los Angeles, Montreal, New York, Paris,
Santiago, Sindelfingen (Germany), Toronto, Tokyo and other locations worldwide. Materials are electronically transferred between locations to utilize specialized in-country translations and production facilities in order to produce the highest quality products and reduce costs.

The Company has developed a global network of translators that provides it with a broad range of technical and linguistic resources.
The Company has also developed a production process that incorporates several editing phases designed to maximize the accuracy of its translations. Production staffs at dedicated Translation facilities generally consist of production managers, editors and translators.
Managers and editors are generally full-time staff members, while the translator staff is comprised of both full-time employees and freelance workers. Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

Translation Services has expanded through a number of strategic alliances and acquisitions. In 1989, the Company acquired Institute for Fagsprog A/S (Copenhagen, Denmark) and in 1990 acquired Able
Translations, Ltd. (Baldock, England).   Kayser Coll. Technische
Ubersetzer (Sindelfingen, Germany) and NorDoc A/S (Norway), were acquired in 1991. Also in 1991, Berlitz acquired a 51% interest in Softrans International Limited ("Softrans"), a Dublin-based leading supplier of software localization related services in Europe. In 1993, an additional 19% interest in Softrans was acquired.

Competition.   In the highly fragmented translation services market,
providers compete on the basis of price, accuracy and job turnaround time. The Company does not believe that any one company accounts for a significant portion of the entire commercial translation market.


Publishing

The Company publishes pocket-size travel guides and language phrase books through its facilities in Europe. In addition, Publishing's list includes an extensive range of bilingual dictionaries, trade paperback travel guides and self-teaching language products. It is also involved with licensing projects that capitalize on the Berlitz (Registered Trademark) name in the international consumer market. The Publishing business accounted for approximately 5%, 5% and 6% of total Company revenues in 1993, 1992 and 1991, respectively. Approximately 52%, 55% and 63% of Publishing segment sales in 1993, 1992 and 1991, respectively were in Europe.

Berlitz (Registered Trademark) Books and Guides.   Pocket-size, smaller
format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 132 titles in this format published in English, plus approximately 480 titles in more than thirteen other languages. For these multiple-language titles the Company employs manufacturing techniques utilizing the same graphics and layouts to reduce manufacturing costs. Larger format travel guides, which include more detailed descriptive information, are available primarily in English in two series: The Berlitz (Registered Trademark) Travellers Guides and the Discover series. The latter series will incorporate titles previously published in the Blueprint (Registered Trademark) series.

The Company's phrase books include common expressions, words and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 117 phrase books published in twelve languages, of which 29 are for English-speaking travelers. A European Phrase Book and a European Menu Reader are published in eight languages. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75 minute compact disc ("CD") and phrase book packaged and sold together.

Retail distribution for the books and audio products is through established national distributors. These distributors sell to wholesalers, chain stores and individual retail outlets.

Berlitz (Registered Trademark) Self-Teaching.   The audio cassette
and CD products produced by the Company are intended for the self-instruction language market and draw on the experience of the Language Centers.
These products include courses for children and business people.

In the U.S., the audio cassette and CD products are marketed through in-flight airline magazine space advertising, through credit card statement inserts for which the credit card company is compensated based on orders received in response to promotions, and through another performance-based cooperative joint marketing venture with a national magazine publisher. In addition to the audio cassette and CD products, the Company is presently involved in several joint development and licensing arrangements for products which use published Berlitz (Registered Trademark) materials as the basis of alternate media products (such as hand-held electronic reference products and computer software) for which the Company receives royalties.

The Company's marketing plan includes the relaunching of certain existing product lines and the creation of new products that will compete in today's market place.

The Company establishes retail distribution through national distributors, who are responsible for the retail, wholesale, special sales, and travel industry sales channels. In addition to retail distribution, the Company markets the self-teaching language products through direct mail campaigns. The Company utilizes in-flight airline magazine advertising, credit card statement inserts and consumer magazine advertising in its United States marketing. In Europe and East Asia, the Company handles direct mail through a number of licensees.

Competition.   The market for the Company's publications and self-
teaching language products is sensitive to factors that influence the level of international travel, tourism and business. There is intense competition in nearly all markets in which the Company sells its published products. The Company's market share and Berlitz (Registered Trademark) brand name recognition levels vary considerably depending on market and product line.

Employees

As of December 31, 1993, the Company employed 1,899 full-time employees and 1,986 full-time employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a freelance basis. Full-time employee equivalents are calculated by aggregating all part-time instructor hours and dividing these by the average number of hours worked by a full-time employee.

The Company is party to collective bargaining agreements in Canada, Denmark, France, Austria, Germany, and Italy which do not cover a significant number of employees. The Company believes it has satisfactory employee relations in the countries in which it operates. Certain countries in which the Company operates impose obligations on the Company with respect to employee benefits. None of these obligations materially inhibits the Company's ability to operate its business.


General

The material trademarks used by the Company and its subsidiaries are BERLITZ (Registered Trademark), TOTAL IMMERSION (Registered Trademark) (including foreign language variations used in certain foreign markets) and L.I.F.E. (Registered Trademark). The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which (i) material use is made of the trademarks by the Company or its subsidiaries, and (ii) failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

Although the Company is not generally regulated as an educational institution in the jurisdictions in which it does business, it is subject to general business regulation and taxation. The Company's foreign operations are subject to the effects of changes in the economic and regulatory environments of the countries in which the Company operates.

ITEM 2.  Properties

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. Except for eight facilities in France, Spain, Hungary, Brazil and Chile, all of the Company's facilities, including its headquarters, are leased. Total annual rental expense for the twelve months ended December 31, 1993 was $23,074,000. No one facility is material to the operation of the Company. A typical Berlitz (Registered Trademark) language center has private classrooms designed for one-on-one instruction, as well as some larger rooms suitable for small group instruction.

The following tables set forth, as of December 31, 1993, by geographic region, the number of facilities maintained in that region, the use of the Company's facility, whether owned or leased, and the aggregate square footage:


                               OWNED FACILITIES

                         Number of                                Aggregate
  Region                 Facilities        Use                  Square Footage
  ______                 __________        ___                  ______________

  Western Europe             3             Center/Leased to  Others    4,370
  Central/Eastern Europe     2             Center                      2,895
  Latin America              3             Center                     19,267
                         _____                                      ________

    Total                    8               Total                    26,532
                         _____                                      ________
                         _____                                      ________




                               LEASED FACILITIES

                           Number of                              Aggregate
  Region                   Facilities        Use                Square Footage
  ______                   __________        ___                ______________

  North America                80            Center/Offices        221,733
  Western Europe               69            Center/Offices        223,852
  Central/Eastern Europe       79            Center/Offices        205,823
  East Asia                    62            Center/Offices        142,631
  Latin America                53            Center/Offices        207,662
                            _____                               __________

      Total                   343            Center/Offices      1,001,701
                            _____                               __________
                            _____                               __________

ITEM 3.  Legal Proceedings


In November, 1992, the Company received a complaint entitled "Irving
Kas, on behalf of all others similarly situated v. Berlitz International, Inc., Joe M. Rodgers and Elio Boccitto" in the U.S. District Court for
New Jersey alleging various securities law violations under the Securities Exchange Act of 1934 and alleging various omissions and misrepresentations in connection with the Company's announcements during 1992 with respect to its financial results. In 1993, plaintiff filed a supplemental and amended complaint alleging various violations of the federal securities laws and common-law breaches of fiduciary duties relating primarily to the transaction contemplated by the Merger Agreement, and seeking to add another officer of the Company as a defendant in addition to the two officers named in the initial pleading. On August 4, 1993, the Court granted defendants' motion to dismiss the amended and supplemental complaint, deemed the original complaint to be withdrawn and dismissed the lawsuit in its entirety. Plaintiff's time to appeal has expired.

The Company is party to several other actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders


No matters have been submitted to a vote of security holders during the fourth quarter of 1993.



Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and
General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.



Executive Officers and Directors of the Registrant

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 18,
1994.


Name, Age, Position with Registrant
Business Experience
___________________________________


Soichiro Fukutake, 48
Chairman of the Board;
Director (A)(C)

Mr. Fukutake joined Fukutake in 1973, and since May 1986 has served as its President and Representative Director. He also serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Fukutake became a Director of the Company in February 1993. His term will expire in 1995.



Hiromasa Yokoi, 54
Vice Chairman of the Board, Chief Executive Officer and President;
Director
(A)

Mr. Yokoi was elected Vice Chairman of the Board and Chief
Executive Officer of the Company in February 1993 and additionally was elected President effective on August 31, 1993. Mr. Yokoi has served as a director of Fukutake since June 1992 and General Manager of the Overseas Operations Division (formerly the International Division) of Fukutake since October 1990. Prior to that, he served as General Manager of the President's Office of Fukutake from July 1990 to September 1990. From June 1987 to July 1990, he was
General Manager of the Corporate International Trade division of Matsushita Electric Industries Co., Ltd.. Between April 1981 and June 1987, he served as Managing Director and Chief Executive Officer of National Panasonic (Australia) PTY Ltd. in Sydney, Australia. Mr. Yokoi has served as a Director of the Company since January 1991. His term will expire in 1994.

Susumu Kojima, 51
Executive Vice President,
Corporate Planning;
Director
(A)

Mr. Kojima has served as Executive Vice President, Corporate Planning since September 1993. Prior thereto, he was Senior Vice President, Corporate Planning from February 1993 to September 1993. He was elected Executive Vice President, Corporate Planning in February 1993. Mr. Kojima has served as Director of Fukutake since March 1993. Prior to that, he was Joint General Manager of the Business Development Department of The Industrial Bank of Japan, Limited ("I.B.J.") from June 1991 to Februar 1993. Between November 1987 and June 1991, he served as Senior Deputy General Manager, Industrial Research Department of I.B.J. after having served as Chief Representative of I.B.J.'s Washington Representative Office from September 1983. Mr. Kojima was elected as a Director of the Company in February 1993. His term will expire in 1995.



Robert Minsky, 49
Executive Vice President and Chief Financial Officer;
Director
(A)

Mr. Minsky has served as Executive Vice President, Translations since October 1, 1993, and as Chief Financial Officer since November 1990. From November 1990 to October 1993, he also served as Vice President. From January 1990 to October 1990, Mr. Minsky was Vice President and Chief Financial Officer of DRI/McGraw-Hill, Inc. Between January 1986 and June 1989, Mr. Minsky served as Vice President and Chief Financial Officer of McCormack & Dodge Corporation, a subsidiary of The Dun &
Bradstreet Corporation. Mr. Minsky has served as a Director of the Company since April 1991. His term will expire in 1995.



Manuel Fernandez, 57
Executive Vice President
Director (A)

Mr. Fernandez has served as Executive Vice President, Language Services, since September 1993. Prior thereto, he was Vice President, European Operations from October 1989 to September 1993. He previously served as Vice President, European Operations for Berlitz Languages from January 1983 to October 1989. Mr. Fernandez was first employed by Berlitz Languages in 1963 and served in various positions until becoming Vice President in 1983. Mr. Fernandez has served as a Director of the Company since July 1993. His term will expire in 1995.



Owen Bradford Butler, 70
Director
(B)(D)

From 1986 to December 1993, Mr. Butler served as retired Chairman and consultant to The Procter & Gamble Co. He also serves as Non-Executive Chairman of the Board of Directors of Northern Telecom, Ltd., and serves on the Board of Directors of Deere & Company, and Armco, Inc. Mr. Butler became a Director of the Company in February
1993.  His term will expire in 1994.

Saburou Nagai, 63
Director

Mr. Nagai has served as Managing Director of Fukutake since April
1988 and has supervised its general administration and accounting departments since April 1990. Since joining Fukutake in April 1985, he served as General Manager of its accounting department until April 1988 and supervised its corporate identity department (July 1991-April
1992) and personnel department (April 1990-July 1991). Mr. Nagai became a Director of the Company in February 1993. His term will expire in 1994.



Edward G. Nelson, 62
Director
(B)(C)(D)

Since January 1985, Mr. Nelson has served as Chairman and President of Nelson Capital Corporation. From 1983 to 1985, he was Chairman and Chief Executive Officer of Commerce Union Corporation. He also serves on the Board of Directors of Clintrials, Inc., Osborn Communications Corporation, and A+ Communications, Inc. and is a nominee to Advocat. He is a trustee of Vanderbilt University. Mr. Nelson became a Director of the Company in February 1993. His term will expire in 1994.



Aritoshi Soejima, 67
Director
(B)(C)(D)

Mr. Soejima has served as Senior Counselor of Fukutake since
December 1980. From 1950 to 1981, Mr. Soejima served in various positions with the Japanese government (including the Ministry of Finance) and multilateral financial institutions (including the World Bank and International Monetary Fund). Mr. Soejima also currently serves as Chairman of Tokyo, Osaka, Tokyo Bay, Nagoya Hilton Company, Ltd. and Counselor of Nippon Hilton Company, Ltd. and Capital International Company, Ltd. and as special advisor to the Board of Directors of the Nippon Fire & Marine Insurance Company, Ltd. In addition, he serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Soejima became a Director of the Company in February 1993. His term will expire in 1995.



Henry D. James, 56
Vice President and
Controller

Mr. James has served as Vice President and Controller since
November 1990. For the period from October 1989 through October 1990, he served as Chief Financial Officer in addition to his present capacity. Prior thereto, he served in the same capacity for Berlitz Languages from 1981 to October 1989. Mr. James joined Berlitz Languages in 1977 and served in various positions with that company prior to 1981.



Robert C. Hendon, Jr., 56
Secretary and General
Counsel

Mr. Hendon has served as Secretary and General Counsel since April 1992. Prior thereto, he was first an associate then a partner at the law firm of Waller Lansden Dortch & Davis from 1964 until April
1992.

Jose Alvarino, 54
Vice President

Mr. Alvarino has been Vice President, Latin American Operations since October 1989. Prior thereto, he served in the same capacity with Berlitz Languages from 1985 until October 1989. Mr. Alvarino was first employed by Berlitz Languages in 1970 and served in various positions from that time until being appointed Vice President in 1985.



Anthony Tedesco, 51
Vice President

Mr. Tedesco has been Vice President, East Asian Operations since July 1993. Prior thereto, he has served as Vice President, North American Operations from October 1989 to July 1993. Prior thereto, he served in the same capacity with Berlitz Languages from his initial employment in 1983.



Wolfgang Wiedeler, 49
Vice President

Mr. Wiedeler has served as Vice President Language Instruction, European Operations since September 1993. From May 1992 to September 1993 he was Vice President, Central/Eastern European Operations. Prior thereto, he served as Divisional Manager of German-speaking countries since October 1989. Prior thereto he served in the same capacity for Berlitz Languages from his initial employment in 1984.


(A)       member of the Executive Committee
(B)       member of the Audit Committee
(C)       member of the Compensation Committee
(D)       Disinterested Director


There is no family relationship between any of the directors or executive officers of the Company.

From January 1, 1993 until February 8, 1993, the closing of the Merger, the Board of Directors was comprised of Elio Boccitto, John Brademas, Robert Minsky, Rudy Perpich, Rozanne L. Ridgway, Joe
M. Rodgers and Hiromasa Yokoi. Mr. Rodgers served as Chairman of the Board and acting Chief Executive Officer from December 23, 1991 until the closing of the Merger. Upon closing the Merger, the Board of Directors was comprised of Soichiro Fukutake, Hiromasa Yokoi, Elio Boccitto, Robert Minsky, Owen Bradford Butler, Saburou Nagai, Edward G. Nelson, Makato Sato and Aritoshi Soejima. Mr. Sato resigned effective February 27, 1993 and the Board appointed Mr. Susumu Kojima to fill the vacancy. Mr. Boccitto resigned as a Director effective July 27, 1993 and the Board appointed Mr. Manuel Fernandez to fill the vacancy.

                           PART II


ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The New Common is traded on the New York Stock Exchange
("NYSE") under the symbol BTZ.  Holders of shares of New
Common are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends are subject to restrictions set forth in the debt facilities incurred in connection with the Merger Agreement with Fukutake. As a result, the Company does not expect to pay dividends during the term of such debt facilities. See Item 7, Management's Discussion and
Analysis, Liquidity and Capital Resources, for further discussion. Holders of New Common are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were approximately 108 holders of record of New Common as of March 18, 1994.

The sales prices per share of the New Common as reported by the NYSE for each quarter during the period from February 9, 1993 until December 31, 1993 ranged as follows:

                                                       Price per Share
                                                    ____________________
                                                       High       Low
                                                      ______     ________

          February 9, 1993 to March 31, 1993           $15 7/8    $14 3/8
          Second Quarter 1993                          $15 5/8    $12 1/4
          Third Quarter 1993                           $14 1/8    $12
          Fourth Quarter 1993                          $14 7/8    $12 5/8


Prior to the Merger, the Company's common stock, par value $.10 per share (40,000,000 shares authorized) ("Old Common"), was traded on the NYSE under the symbol BTZ.

The sales prices per share of the Old Common as reported by the NYSE for each quarter during the period from January 1, 1992 until February 8, 1993 ranged as follows:


                                                       Price Per Share
                                                    ____________________

                                                       High       Low
                                                      ______     ________

          January 1, 1993 to February 8, 1993          $23 1/2    $22 1/8

                                                       Price Per Share
                                                       High       Low

          First quarter 1992                           $20 1/4    $18 1/4
          Second quarter 1992                          $18 1/2    $16 3/4
          Third quarter 1992                           $24        $17 7/8
          Fourth quarter 1992                          $23 3/4    $16 3/4

Management believes the price per share for periods subsequent to February 8, 1993 is not directly comparable to the price per share for the periods presented prior to February 8, 1993 because the outstanding number of shares was reduced as a result of the Merger.

Aggregate common stock dividends of $.42 per share of Old Common were declared in 1992, in quarterly payments. The Company declared regular cash dividends of $.14 per share of Old Common for each of the first, second and third quarters of 1992. No fourth quarter dividend for 1992 nor any dividends for 1993 were declared or paid.

On February 5, 1992, the Board of Directors declared a dividend distribution of one Common Share Purchase Right (the "Right") for each outstanding share of Old Common to shareholders of record on February 17, 1992, in accordance with the Safeguard Rights
Agreement between Berlitz and U.S. Trust Company of New York
(the "Safeguard Rights Plan"). The Rights were redeemed prior to the closing of the Merger, so that the holders of Rights had no rights other than the right to receive the redemption price of $.01 per Right in cash payable to such shareholders at the time of the closing of the Merger.

As a result of certain payment defaults on certain notes held by the Company as discussed in Item 7 and Note 12 to the Consolidated
Financial Statements, no dividends were paid on the Preferred Stock during 1992 or 1993.

ITEM 6.  Selected Financial Data


                                  BERLITZ INTERNATIONAL, INC.
                                  FIVE-YEAR FINANCIAL SUMMARY
                       (Dollars in thousands, except per share amounts)

                                                        Post-Merger                                Pre-Merger
                                                        ___________   __________________________________________________________

                                                        Period from   Period from
                                       Pro Forma (1)    February 1,    January 1,
                                          Year Ended        1993 to       1993 to
                                        December 31,   December 31,   January 31,                  Year Ended December 31,
                                                                                    _____________________________________________

                                                1993           1993          1993         1992        1991         1990      1989
                                          __________   ____________   ___________   __________   _________  ___________ _________


Income Statement Data:
Sales of services and
  products sold (2)                       $  271,677   $    252,069   $     19,608  $  281,320   $ 259,771  $   261,397 $ 216,496
                                          __________   ____________   ___________   __________   _________  ___________ _________

Cost and expenses:
  Cost of services and products sold (2)     169,102        155,623         13,479     178,009     156,807      153,457   127,603
  Selling, general and administrative (2)     83,500         76,781          6,719      82,837      71,880       71,251    55,083
  Amortization of publishing rights and
  excess of cost over net assets acquired     12,423         11,551            872      10,463      10,417       10,313    10,263
  Merger-related restructuring costs (3)       4,808          4,808              -           -           -            -         -
  Other (income) expense, net                  1,770          2,233          (463)       (833)     (14,993)     (16,852)  (4,681)
  Non-recurring Maxwell and
    Merger related charges (4)                     -              -              -       1,356     195,354            -         -
                                          __________   ____________   ___________   __________   _________  ___________ _________

  Total costs and expenses                   271,603        250,996         20,607     271,832     419,465      218,169   188,268
                                          __________   ____________   ___________   __________   _________  ___________ _________
  Income (loss) before income taxes
    and cumulative effect of change
    in accounting principle               $       74   $      1,073   $      (999)  $    9,488   $(159,694) $    43,228 $  28,228
                                          __________   ____________   ___________   __________   _________  ___________ _________
                                          __________   ____________   ___________   __________   _________  ___________ _________
  Cumulative effect of change in
    accounting principle                  $    3,172   $          -   $      3,172  $        -   $       -  $         - $       -
                                          __________   ____________   ___________   __________   _________  ___________ _________
                                          __________   ____________   ___________   __________   _________  ___________ _________


Net income (loss)                         $  (2,018)   $    (3,556)   $      1,538  $    4,041   $(171,947) $    22,622 $  13,708

Preferred Stock dividends                          -              -              -           -       9,240       12,019     1,809
                                          __________   ____________   ___________   __________   _________  ___________ _________
Net income (loss) available
  to common shareholders                  $  (2,018)   $    (3,556)   $      1,538  $    4,041   $(181,187) $    10,603 $  11,899
                                          __________   ____________   ___________   __________   _________  ___________ _________
                                          __________   ____________   ___________   __________   _________  ___________ _________
Earnings (loss) per common share:
  Income (loss) before cumulative effect
    of change in accounting principle                  $     (0.35)   $     (0.09)  $     0.21   $  (9.53)  $      0.56 $    0.63
  Cumulative effect of change in
    accounting principle                                          -            .17         -            -             -         -
                                                       ____________   ___________   __________   _________  ___________ _________

Earnings (loss) per common share                       $     (0.35)   $       0.08  $     0.21   $  (9.53)  $      0.56 $    0.63
                                                       ____________   ___________   __________   _________  ___________ _________
                                                       ____________   ___________   __________   _________  ___________ _________

Cash dividends declared per common share               $          -   $          -  $     0.42   $   0.53   $      0.50 $       -
                                                       ____________   ___________   __________   _________  ___________ _________
                                                       ____________   ___________   __________   _________  ___________ _________


Average number of common shares (000)                        10,031         19,024      19,022      19,014       19,000    19,000
                                                       ____________   ___________   __________   _________  ___________ _________
                                                       ____________   ___________   __________   _________  ___________ _________
Balance sheet data (at year end):
Total assets                                           $    570,472                 $  456,583   $ 479,096  $   497,342 $ 455,566
Long-term debt                                         $    105,775                 $        -   $  25,000  $    50,000 $  50,000
Shareholders' equity                                   $    364,953                 $  326,421   $ 331,256  $   333,046 $ 330,392

Other data:
  Language lessons given during year (000)     4,588                                     4,870       4,925        5,104     4,948
  Language centers open at year end              322                                       324         298          284       272
  Growth (decline) in same center sales from
    year to year (5)                          (6.1%)                                      2.4%      (2.8%)        16.3%     13.7%


(1) Income Statement Data give effect to the combination of the results of the Company for the periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

(2) Under the purchase method of accounting, the Post-Merger sales and expenses of facilities closed in connection with the Merger have been reclassified to "Merger-related restructuring costs" (33%) and "Excess of cost over net assets acquired" (67%).

(3) Principally represents 33% of severance payments, and language center closing costs.

(4) Represents the write-off of the Maxwell Note and certain Receivable Notes and other reserves related to the bankruptcy filing of Maxwell Communication Corporation plc. See Notes 2 and 11 to Consolidated Financial Statements.

(5) Indicates year-over-year increase (decrease) in sales by language centers which were operating during the entirety of both years being compared.

For a description of the Merger, see Note 2 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

In December 1989, the Company sold 8.4 million shares of common stock to the public in an initial public offering and issued to Macmillan Inc. ("Macmillan") 200,000 shares of the Company's 7% non-cumulative preferred stock (the "Preferred Stock") (of which 20,000 shares were subsequently retired and canceled and 180,000 shares remained outstanding) in exchange for the capital stock of its predecessor companies. See Note 11 to the Consolidated Financial Statements for further discussion. In addition, in anticipation of the initial public offering, the Company entered into a series of financial transactions with Macmillan, Maxwell Communication Corporation plc ("Maxwell Communication") and its affiliates as discussed in Note 2 to the Consolidated Financial Statements. The holder of the Preferred Stock was entitled to quarterly dividends at the quarterly rate of the lesser of the 1.75% of the $180.0 million liquidation preference of such shares (i.e. $12.6 million annually) or the quarterly rate which resulted in the aggregate dividends on all shares of the Preferred Stock being equal to the Company's after-tax income during the preceding quarter from the loan of $99.6 million to Maxwell Communication ("Maxwell Note") and the 10 year affiliate promissory notes ("Receivable Notes").

On December 16, 1991, Maxwell Communication filed a petition for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently filed for an order of administration in the United Kingdom. As a result, in 1991 the Company wrote off or provided reserves for the Maxwell Note, Receivable Notes and other related charges, as described in Notes 2 and 11 to the Consolidated Financial Statements, totaling $195.4 million. In the fourth quarter of 1991, payment and other defaults arose on the Maxwell Note and the Receivable Notes. Consequently, as discussed in
Note 12 to the Consolidated Financial Statements, the Company's obligation to pay dividends on the Preferred Stock was indefinitely suspended. In the first quarter of 1993, the Company, on behalf of the selling shareholders as discussed below, recovered $30.8 million from the sale of the Maxwell notes previously written off.

On December 9, 1992, the Company and Fukutake Publishing Co., Ltd
("Fukutake") entered into an amended and restated merger agreement (the "Merger Agreement") pursuant to which Fukutake agreed to acquire through a merger of the Company with an indirect wholly-owned U.S. subsidiary (the "Merger"), approximately 67% of the outstanding common stock, par value
$.10 per share of the Company ("New Common"). The Merger was consummated on February 8, 1993. The Company's shareholders received for each share of common stock outstanding prior to the Merger ("Old Common"),
(i) $19.50 in cash; (ii) 0.165 share of New Common and (iii) $1.48 representing the net proceeds per share from the sale of the Maxwell Note and the Receivable Notes. In addition, the shareholders at the time of the closing received $.01 per share upon redemption of each Common Share Purchase Right (the "Right") under the terms of the Safeguard Rights Agreement between the Company and U.S. Trust Company of New York, which was redeemed pursuant to a condition of the Merger. After the Merger, public shareholders of the Company hold approximately 33% of New Common.

In addition, the Company incurred approximately $115.0 million of long-term indebtedness in connection with the Merger.

In January 1993, the Company entered into agreements with Maxwell Communication and Macmillan (the "Disengagement Agreements") with respect to disengaging certain relationships among such companies. Pursuant to these agreements, among other things, (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company, (ii)
Maxwell Communication waived a) all claims that payments to the Company should be considered preferential and returned to Maxwell Communication and b) other claims of Maxwell Communication and its affiliates against the Company and its subsidiaries which Maxwell Communication may have as a result of Maxwell Communication's bankruptcy filing on December 16, 1991, and (iii) U.S. and U.K. bankruptcy authorities allowed for all purposes a portion of the Maxwell Note and certain Receivable Notes and a claim against Maxwell Communication as subrogee for Midland Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the Maxwell Communication administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan the Macmillan Note ($64.568 million) and (b) reduced by $58.0 million the amount of their claims against Maxwell Communication in respect of the Maxwell Note and certain Receivable Notes previously written off.

As a result of the redemption of the Preferred Stock, the Company's obligation to pay any preferred dividends in the future was eliminated.

The Company was included in the consolidated tax returns of the Macmillan Group prior to the Company's initial public offering in December 1989 and consequently is jointly and severally liable for any federal tax liabilities for the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreements, Macmillan and a new obligor which owns 100% of Macmillan School Publishing, Inc. agreed to pay all such federal tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax Allocation Agreement"), and Maxwell Communication put into escrow
$39.5 million to secure Macmillan's obligations.

On November 10, 1993, Macmillan commenced a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York and filed a prepackaged plan of reorganization (the "Reorganization Plan"). The Reorganization Plan provides that the Tax Allocation Agreement, along with many other contracts between Macmillan and other parties, is to be assumed by Macmillan and assigned to a trust intended to have sufficient assets to satisfy the obligations being assumed and assigned. The Reorganization Plan also provides a cash reserve to pay tax claims that are entitled to priority, which may include tax liabilities covered by the Tax Allocation Agreement. On February 18, 1994, the Bankruptcy Court confirmed the Reorganization Plan. Any tax liability assessed against the Company that would otherwise be payable by Macmillan under the Tax Allocation Agreement
(as described in the preceding paragraph) is likely to be paid either by the trust or from the cash reserve described above. Management believes that any such liability will not result in a material effect on the financial condition of the Company.

In November, 1992, the Company received a complaint entitled "Irving Kas, on behalf of all others similarly situated v. Berlitz International, Inc., Joe M. Rodgers and Elio Boccitto" in the U.S. District Court for New Jersey alleging various securities law violations under the Securities Exchange Act of 1934 and alleging various omissions and misrepresentations in connection with the Company's announcements during 1992 with respect to its financial results. In 1993, plaintiff filed a supplemental and amended complaint alleging various violations of the federal securities laws and common-law breaches of fiduciary duties relating primarily to the transaction contemplated by the Merger Agreement, and seeking to add another officer of the Company as a defendant in addition to the two officers named in the initial pleading. On August 4, 1993, the Court granted defendants' motion to dismiss the amended and supplemental complaint, deemed the original complaint to be withdrawn and dismissed the lawsuit in its entirety. Plaintiff's time to appeal has expired.

Operations Overview

For the period beginning January 1, 1991 and ending December 31, 1993, the Company's sales grew at a compound annual growth rate of 2.3%.
Under the purchase method of accounting, the sales and expenses in the period February 1, 1993 to December 31, 1993 of language instruction centers to be closed in connection with the Merger have been reclassified to merger-related restructuring costs (33%) and excess of cost over net assets acquired (67%). Exclusive of these Merger-related reclassifications, sales would have grown at a compound annual growth rate of 4.0%.

The following table shows the Company's income and expense data as a percentage of sales:



                                                    Year Ended December 31,
                                                 _____________________________

                                                 Pro Forma
                                                  1993 (1)    1992     1991
                                                  _______     ______   ______

   Sales of Services and Products                 100.0%      100.0%   100.0%
                                                  _______     ______   ______

   Costs of services and products sold (2)         62.2%       63.3%    60.3%
   Selling, general and administrative (3)         30.7%       29.4%    27.7%
   Amortization of publishing rights and
      excess of cost over net assets acquired       4.6%        3.7%     4.0%
   Interest expense on long-term debt               3.3%        0.7%     1.3%
   Merger-related restructuring costs (4)           1.8%        -        -
   Non-recurring Maxwell and
      Merger-related charges                        -           0.5%     75.2%
   Other (income) expense, net                    (2.6%)      (1.0%)    (7.0%)
                                                  _______     ______   ______

        Total costs and expenses                  100.0%       96.6%    161.5%
                                                  _______     ______   ______
   Income (loss) before income taxes
   and cumulative effect of change in
   accounting principle                             0.0%         3.4%   (61.5%)
                                                  _______     ______   ______
                                                  _______     ______   ______


(1) Gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

(2) Consists primarily of teachers', translators', and administrative salaries, as well as cost of materials, rent, maintenance and other center operating expenses.

(3) Consists of headquarters, corporate services, marketing and advertising expenses.

(4) Primarily severance payments and language center closing costs, including lease cancellation penalties, writeoffs of leasehold improvements, and operating losses for closed centers.


The Company's operations from 1991 to 1993 were negatively impacted by the economic downturn in Europe and Japan, which more than offset the growth in Latin America and North America.

Cost of services and products sold as a percentage of sales increased from 60.3% in 1991 to 62.2% in 1993, principally as increases in translator costs and rent charges more than offset the favorable impact of decreases in teacher costs and certain administrative costs.

Selling, general and administrative expenses as a percentage of sales increased from 27.7% in 1991 to 30.7% in 1993, principally as a result of increased office salaries and a reorganization of the corporate headquarters.

Interest expense on long-term debt as a percentage of sales increased from 1.3% in 1991 to 3.3% in 1993 as a result of the increased indebtedness in connection with the Merger.

The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Language Instruction sales grew from $220.9 million in 1991 to $223.6 million in 1993, a compound annual growth rate of 0.7%. Exclusive of Merger-related reclassifications, the annual growth rate would have been 2.5%. The number of lessons provided by the Company's language centers were 4.9 million, 4.9 million and 4.6 million in 1991, 1992 and 1993, respectively. Exclusive of Merger-related reclassifications, the number of lessons in 1993 would have been 4.7 million. The growth in sales is largely attributable to the increase in average revenue per lesson as a result of product mix and price increases in excess of inflation.

Over the three-year period, the Company opened 55 new language centers and closed 17. While the Company has historically experienced strong growth, the continued weakness in the worldwide economy led to weak sales growth in 1992 and 1993. The following table shows the year-over-year increase/(decrease), including the impact of foreign currency rate fluctuations, in sales by centers which were operating during the entirety of both years being compared.

                                            Percentage Growth (Decline)
                                            ____________________________

                                       1993 (1)            1992         1991
                                       ________           ______       ______

          Same Center Sales              (6.1%)             2.4%        (2.8%)
                                       ________           ______       ______
                                       ________           ______       ______

          (1) Gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

During the period from 1991 to 1993, the Company's Translations business expanded principally through internal growth and strategic acquisition of operations in the United States and Europe. Translations acquired interests aggregating 70% in Softrans International Limited ("Softrans"), a software localization service company located in Dublin, Ireland. Translations, sales grew at a compound annual growth rate of 23.5%, increasing from $23.4 million in 1991 to $35.7 million in 1993. Translations' operating results improved in 1993 as a result of an increase in large volume accounts and continued strong sales efforts, particularly in the technical translations and software localization markets.

Publishing segment sales decreased from $15.5 million in 1991 to $12.4 million in 1993, reflecting the negative impact of exchange rate fluctuations and product distribution problems, particularly in the United Kingdom. However, these distribution problems were resolved in 1994.

The Company's participation in numerous licensing agreements and joint ventures has allowed the Company to expand into new technologies and new markets such as the production of a new line of language instruction products on CD-ROM and multimedia courses for the home, school and business markets.

During the three-year period, the percentage of the Company's annual sales denominated in currencies other than U.S. dollars ranged from 76.9% in 1991 to 73.8% in 1993. As a result, changes in exchange rates had an impact on the Company's sales revenues. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales during the periods presented:


            Percentage                   Year Ended December 31,
          Growth (Decline)          1993 (2)      1992          1991
          ________________          ________     ________      ________

          Sales:
             Operations (1)         (2.4)%         5.0%        (1.2)%
             Exchange               (1.0)           3.3         0.6
                                    ________     ________      ________

               Total                (3.4)%         8.3%        (0.6)%
                                    ________     ________      ________
                                    ________     ________      ________


(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being compared.

(2) Gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.


Results of Operations

Year Ended December 31, 1993 vs. Year Ended December 31, 1992

As discussed in Note 2 to the Consolidated Financial Statements, on February 8, 1993, the Company and Fukutake consummated the Merger. The following selected financial data gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

                                     Twelve Months Ended December 31,
                                     ________________________________

                                              1993              1992
                                        __________           __________

Sales of services and products          $  271,677           $  281,320
Total costs and expenses                   271,603              271,832
                                        ----------           ----------
Income before income taxes
  and cumulative effect of change
  in accounting principle               $       74           $    9,488
                                        __________           __________
                                        __________           __________

Income (loss) available to
  common shareholders                   $   (2,018)          $    4,041
                                        __________           __________
                                        __________           __________

Under the purchase method of accounting, the post-February 1, 1993 sales and expenses of centers to be closed in connection with the Merger have been reclassified to "Merger-related restructuring costs" (33%) and "Excess of cost over net assets acquired" (67%). The following selected financial data gives effect to the presentation of 1992 on a pro forma basis, excluding eleven months of activity for those centers to be closed in connection with the
Merger:

                                    Twelve Months Ended December 31,
                                    ________________________________

                                                           Pro Forma
                                           1993              1992
                                        _________          _________

Sales of services and products          $ 271,677          $ 270,790

Lessons given                               4,588              4,691



Sales for the twelve months ended December 31, 1993 were $271.7 million, a decrease of $9.6 million, or 3.4%, from sales of $281.3 million in the comparable period in 1992, but an increase of $0.9 million, or 0.3%, from pro forma 1992 sales.

Language Instruction sales were $223.6 million, a decrease of $9.9 million, or 4.2%, from sales of $233.4 million in the comparable period in 1992. However, sales increased $0.4 million over pro forma 1992 sales, as decreases in Western Europe were offset by increases in the other divisions. Sales in the Western European division declined $7.6 million from pro forma 1992 as a result of the unfavorable impacts of exchange rate fluctuation of $4.7 million, combined with the continued economic weakness in this region, particularly in France, Spain, Belgium and England. This decline was offset by increases in North America, Latin America and Central/Eastern Europe of $0.3 million, $4.2 million and $0.2 million, respectively. In addition, sales of the East Asian division increased by $3.2 million, or 5.5%, over pro forma 1992. However, excluding the favorable impact of exchange rate fluctuations, sales of this region decreased $4.4 million, or 7.5% as a result of the continuing recessionary environment in Japan.

During the twelve-month period ended December 31, 1993, the number of lessons given was approximately 4.6 million, 5.8% below that of the same
period in the prior year, and 2.2% below the pro forma 1992 period.   Lesson
volume in the North American division remained relatively flat at 1.1 million. East Asia and Western Europe experienced lesson volume declines from pro forma 1992 of 6.4% and 7.6%, respectively, due to the continued weak economy. Lesson volume in Latin America increased by 4.8% from prior year in most countries except Argentina, where lesson volume declined 17.2%. Lesson volume in Central/Eastern Europe increased by 2.4% over pro forma 1992 volume, as activity from the new language centers in the Czech Republic, Poland and Hungary exceeded negative volume variances in the other countries.

For the twelve months ended December 31, 1993, average revenue per lesson ("ARPL") was $41.07 as compared to $40.51 in the comparable prior-year period and $40.16 in pro forma 1992. ARPL (excluding Russia) ranged from a high of approximately $67.12 in Japan to a low of $13.17 in the Czech Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened 12 new language centers during 1993, including six in Central/Eastern Europe, five in Latin America, and one in Japan.

Translation Services sales were $35.7 million for the twelve-month period ended December 31, 1993, an increase of $3.3 million, or 10.3%, from sales of $32.4 million in the comparable period in 1992. Most of this growth came from the U.S. and Ireland, as a result of an increase in large volume accounts, and continued strong sales efforts with particular attention focused on the information technology market segment.

Publishing segment sales were $12.4 million for the twelve months ended December 31, 1993, a decrease of $3.1 million, or 20.1%, from sales of $15.5 million in the comparable period in 1992. Excluding the unfavorable impact of foreign exchange rate fluctuations, Publishing sales declined by $1.6 million, or 10.5%, largely due to product distribution problems which were resolved in 1994.

Cost of services and products sold, and selling, general, and administrative expenses were negatively impacted by increases in certain fixed costs, primarily office salary and rent, which more than offset the favorable impact of exchange rate fluctuations and an adjustment for the settlement of a lease negotiation ($1.5 million). Amortization of publishing rights and excess of cost over net assets acquired increased by $2.0 million due to the Merger. Interest expense on long-term debt increased by $7.2 million due to the increase in borrowing in connection with the Merger. Merger-related restructuring costs of $4.8 million were recorded, primarily for severance expense and costs of closing language centers, including lease cancellation penalties, write-offs of leasehold improvements, and operating losses for closed centers. Interest income from affiliates decreased $6.7 million as a result of the sale of a promissory note due from an affiliate.
The Company recognized a portion ($4.9 million) of the gain on the 1990 sale of 20% of the equity of its Japanese subsidiary, as a result of the elimination of certain contingencies upon consummation of the Merger. Joint venture losses of $1.4 million were recorded in the twelve-month period, primarily as a result of liabilities anticipated to be incurred in connection with the discontinuation of a European Publishing joint venture and an East Asian joint venture. Other income (expense), net, was also favorably impacted in the current year (income of $2.9 million) and unfavorably impacted in the prior year (expense of $1.2 million) by the effect of certain adjustments to minority interest of the Company's Japanese subsidiary.

For the twelve months ended December 31, 1993, the Company reported a net loss of $2.0 million as compared to net income of $4.0 million in the same period in 1992. The Company's effective income tax rates for the 1993 Pre-Merger and Post-Merger periods were higher than for the 1992 twelve month period. The increase in the 1993 effective tax rate was due to the Company's inability to utilize net operating losses in certain countries, and to nondeductible amortization charges. The effect of the increase in the U.S. statutory Federal rate from 34 % to 35 % was not material. The Company reported, for the one-month and eleven-month periods ended January 31, 1993 and December 31, 1993, net income of $0.08 per share and net loss of $0.35 per share, respectively, compared to net income of $0.21 per share for the twelve months ended December 31, 1992.

Year Ended December 31, 1992 vs. Year Ended December 31, 1991

Sales for the year ended December 31, 1992 were $281.3 million, an increase of $21.5 million, or 8.3%, from sales of $259.8 million in 1991. Excluding the positive effects of exchange rate fluctuations, the increase in total Company sales for 1992 was $13.0 million, or 5.0%. Sales of the Language Instruction business were $233.4 million, an increase of $12.5 million, or 5.7%, from sales of $220.9 million in 1991. However, excluding the impact of favorable foreign exchange fluctuations, Language Instruction sales increased only 2.1%. Exclusive of exchange fluctuations, North America, Latin America and Central/Eastern Europe reported Language Instruction sales increases of 9.1%, 21.3% and 11.1%, respectively, partially offset by decreases in East Asia and Western Europe of 8.2% and 5.6%, respectively.

During 1992, the number of lessons given was approximately 4.9 million, slightly lower than the prior year. The flat lesson volume was due principally to continued weakness in the global economies. Increased lesson volume in North America, Latin America and Central/Eastern Europe was offset by decreases in the East Asian and the Western European divisions.

Average revenue per lesson increased from approximately $38.42 per lesson in 1991 to $40.51 per lesson in 1992. In 1992, average revenue per lesson (excluding Central/Eastern Europe) ranged from a high of approximately $57.98 in Sweden to a low of $16.38 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened 26 new language centers during 1992, five of which were in North America, three in East Asia, including one in the recently established Hong Kong region, two in Latin America, three in Western
Europe and 13 in the expanding Central/Eastern European division.

Language Instruction sales of the North American division were $51.4 million, an increase of $3.9 million, or 8.6%, over sales of $47.5 million in 1991. Lesson volume of the North American division was 1.1 million lessons, an increase of 2.4% from prior year, as the rapid pace of globalization has increased the demand for language services in the corporate market. Continued growth in the group instruction market, primarily non-corporate clients, also contributed to improved operations. Language Instruction sales of the Western European division were $47.5 million, a decrease of $1.1 million, or 2.2% from prior year. However, excluding favorable exchange rate fluctuations, sales of this division decreased by 5.6%. Lesson volume in this division was 1.0 million lessons, a decrease of 12.8% from prior year. France, Italy and Spain were particularly weakened by high inflation and unemployment which contributed to reduced lesson volume and operating profit. Language Instruction sales in the Central/Eastern European division were $45.5 million, an increase of $6.8 million, or 17.5% from prior year. Exclusive of favorable exchange rate fluctuations, this increase was 11.1%. Lesson volume in this division was
0.9 million lessons, an increase of 6.4%, due to demand from non-corporate, Central/Eastern European consumers. In 1992, thirteen new language centers were opened in this division: Germany (8), Switzerland (1), Hungary (1), Austria (1), and the Czech Republic (2). These new language center openings contributed directly to the increase in sales and lesson volume. Language Instruction sales in the East Asian division decreased 2.2% to $64.7 million. Excluding the effect of favorable exchange rate fluctuations, sales of this division decreased by 8.2%. Lesson volume in East Asia for the year was
1.0 million lessons, down 8.2% from 1991. The shortfall in lesson volume was partially offset by an improved average revenue per lesson. The reduction in lesson volume, primarily in the individual consumer market, was a result of the weakened economy in Japan, combined with a slowdown in consumer spending. In addition, Japan was negatively affected by a shift in its product mix from private to group lessons. Language Instruction sales in Latin America were $24.3 million, an increase of $4.3 million, or 21.3%, from prior year. Lesson volume in the Latin American division increased by 14.7% to 0.8 million lessons, led by Argentina, Colombia and Mexico.

Translation Services sales were $32.4 million, an increase of $9.0 million, or 38.2%, from sales of $23.4 million in 1991. The gain was achieved as a result of the pursuit of large accounts by a newly created sales force, with particular attention focused on the information technology market segment.

Publishing sales were flat at $15.5 million. Increased sales in the U.S. were offset by a sales decline in Europe as a result of continued poor economic conditions.

Operating results in 1992 were negatively impacted by the reduction in lesson volume in East Asia and Western Europe, coupled with higher fixed costs in these divisions compared to other divisions. Translation Services' results were also negatively impacted by a competitive pricing policy and the increased costs of expanding production capacity.

Interest expense on long-term debt decreased by $1.4 million, to $1.9 million, as a result of an installment payment in December 1992 of $15.0 million and a prepayment in June 1991 of $10.0 million of the Company's long-term borrowing from Societe Generale, and a reduction in the floating bank rate from 6.4125% to 3.975% in 1992. The Company incurred $1.4 million net additional Maxwell and Merger-related charges during 1992. Interest on temporary investments remained flat with prior year, at $3.3 million. The Company suffered a foreign exchange loss of $3.8 million in 1992 compared to a gain of $0.2 million in 1991 as a result of the strengthening of the U.S. dollar against certain currencies, principally in Brazil. Equity in losses of joint ventures of $2.2 million was recorded in 1992 as such ventures completed their first full year of operations. A magazine joint venture in Europe significantly impacted joint venture losses after the bankruptcy of the Company's joint venture partner. Interest income from affiliates decreased by $10.8 million as a result of the payment defaults previously discussed. This amount however, is offset by the suspension of Preferred Stock dividends in 1992. Other income, net increased by $1.4 million, due to a lower charge for minority interest in connection with the Company's 1990 sale of 20% of the equity of its Japanese subsidiary.

Income available to common shareholders for the year ended December
31, 1992 was $4.0 million compared to a loss of $181.2 million in 1991.
The Company's effective tax rate was 57.4% in 1992 compared to 7.7% in 1991 which was significantly impacted by the establishment of reserves resulting from the Maxwell Communication bankruptcy. The 1992 effective tax rate was increased by the Company's inability to use net operating losses in certain countries, and by non deductible amortization charges. As mentioned in the previous section, payment and other defaults arose on the notes from Maxwell Communication and certain of its affiliates in the fourth quarter of 1991, resulting in the suspension of Preferred Stock dividends. Earnings per common share for the year ended December 31, 1992 were $0.21 compared to a net loss per share of $9.53 in 1991.

Accounting for Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). As a result of the adoption of this statement, as of January
1, 1993, the Company recorded a tax credit of $3,172, or $0.17 per share, which resulted in the reduction of the deferred tax liability as of that date. This amount has been reflected in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

The primary source of the Company's liquidity is the cash provided by operations. The Company's business is not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. The Company's liquidity is principally generated from the Language Instruction and Translations segments. Similarly, cash requirements for capital expenditures and acquisitions are principally due to the Language Instruction and Translations segments. Net cash needs of Publishing are generally not material.

Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are not seasonal in the aggregate; as a result, there is no need for significant amounts of cash at any point in time during the year. Generally, the Company collects cash from the customer in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Net cash provided by operating activities was $10.8 million, $30.9 million and $14.6 million for the years ended December 31, 1993, 1992 and 1991, respectively, reflecting net income (loss) in each of these years adjusted by non-cash charges, including amortization and certain write-offs and reserves in 1991. Included in the 1993 and 1992 amounts are tax refunds of approximately $5.1 million and $12.8 million, respectively, which were received during the year. In addition, in connection with the Merger, the Company paid $6.6 million in fees in 1993 to secure the Acquisition Debt Facilities. Net cash provided by operating activities was favorably impacted in 1992 by foreign exchange losses of $3.8 million without a similar effect in 1991, and was negatively impacted in 1991 by the payment of taxes of $4.2 million on the 1990 sale of 20% of the Japanese subsidiary.

Net cash used in investing activities totalled $11.1 million, $11.9 million and $8.4 million in 1993, 1992 and 1991, respectively. The Company made capital expenditures of $8.2 million, $11.2 million, and $6.4 million, in the years ended December 31, 1993, 1992, and 1991, respectively, primarily for the opening of new centers and refurbishing of existing centers. The
Company invested $2.9 million and $0.8 million in joint ventures in 1993 and 1992, respectively, primarily for shutdown costs. During 1992, the Company invested $10.5 million of its excess cash in an asset management portfolio consisting of marketable securities with varying maturities. All investments were liquidated in 1992. The Company acquired a translations operation for $3.6 million in cash in 1991. The Company repatriated certain Brazilian cash investments totaling $2.4 million in 1991.

Net cash used in financing activities totalled $4.9 million in 1993, compared with $25.7 and $33.2 million in 1992 and 1991, respectively. The funds necessary to consummate the Merger on February 8, 1993 and pay related fees and expenses were derived from the following: equity capital from Fukutake of $293.1 million, borrowing under a Bank Term Facility of $59.0 million, issuance of Senior Notes of $56.0 million and the Company's available cash. Such funds were used to pay the cash portion of Merger consideration, including the redemption of certain rights under the Safeguard Rights Agreement, (other than the cash paid to shareholders from the proceeds of the Maxwell Note and certain Receivable Notes) of $374.5 million, to repay the principal amount outstanding under the term loan pursuant to the Societe Generale agreement of $25.0 million and to pay related fees and expenses of approximately $14.0 million. The Merger resulted in a net cash outlay of $11.9 million by the Company. The
Company also received proceeds from the sale of the Maxwell Note and certain Receivable Notes and distributed $1.48 per share to existing shareholders as part of the Merger consideration. In addition, subsequent to the Merger, the Company repaid $3.7 million of the Bank Term Facility.

As of December 31, 1992, the Company had no established line of credit facility. However, as part of the Acquisition Debt Facilities, the Company established a $10.0 million revolving credit facility in 1993 against which $3.0 million is outstanding at December 31, 1993.

In 1992 and 1991, the Company made an installment payment of $15.0 million and a prepayment of $10.0 million, respectively, against its long-term note. At December 31, 1992, $25.0 million remained outstanding on such note.

Common stock dividends paid were $10.7 million (including dividends for the fourth quarter of 1991 and the first three quarters of 1992), and $9.8 million in 1992 and 1991, respectively. Certain financial covenants contained in the Acquisition Debt Facilities restrict the ability of the Company to pay dividends. The Company does not expect to pay dividends during the term of the Acquisition Debt Facilities. Dividends paid on the Preferred Stock totalled $12.4 million (of which $3.1 million related to the fourth quarter of 1990) in 1991. As a result of the payment and other defaults and the recording of the write-offs and reserves in the Company's income statement with respect to the notes in the fourth quarter of 1991, no preferred dividends were paid in 1992 or 1993.

Pursuant to a covenant under the Acquisition Debt Facilities, in August 1993 the Company entered into currency coupon swap agreements with a financial institution to hedge the Company's net investements in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. The first exchange is scheduled for June 1994.

As of December 31, 1993, the Company did not have any material commitments for capital expenditures. During 1994, the Company anticipates capital expenditures to be consistent with historical requirements. The Company underwent a significant transition during 1993, and believes that the strategic restructuring undertaken in 1993 will strengthen the core business and position the Company for future growth. Thus, the Company plans to meet its increased debt service requirements and future working capital needs through funds generated from operations, and the increase in available cash as the result of the discontinuation of dividends resulting from restrictions imposed by the Acquisition Debt Facilities.

Inflation

Historically, inflation has not had a material effect on the Company's business. Management believes this is due to the fact that the Company's business is a service business which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

ITEM 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:


                                                                  Page
                                                                  ____

Report of Independent Auditors                                     33

Report of Independent Accountants                                  34

Statement of Management's Responsibility for Consolidated          35
    Financial Statements


Consolidated Financial Statements:

  Consolidated Statements of Operations, period from               36
     February 1, 1993 to December 31, 1993,
     period from January 1, 1993 to January 31, 1993, and years ended December 31, 1992 and 1991

  Consolidated Balance Sheets, December 31, 1993 and 1992          37


  Consolidated Statements of Shareholders' Equity, period          38
     from February 1, 1993 to December 31, 1993, period from January 1, 1993 to January 31, 1993, and years ended December 31, 1992 and 1991

  Consolidated Statements of Cash Flows, period from February      39
     1, 1993 to December 31, 1993, period from January
     1, 1993 to January 31, 1993, and years ended
     December 31, 1992 and 1991

  Notes to Consolidated Financial Statements                       40

Financial Statement Schedules:

     Schedule VIII.  Valuation and Qualifying Accounts             62

     Schedule X.  Supplementary Income Statement Information       63

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Berlitz International, Inc.

We have audited the accompanying consolidated balance sheet of Berlitz International, Inc. and its subsidiaries as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for the one-month period ended January 31, 1993 and the eleven-month period ended December 31, 1993. Our audit also included the financial statement schedules for the year ended December 31, 1993, listed in the Index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1993 and the results of their operations and their cash flows for the one-month period ended January 31, 1993 and the eleven-month period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules for the year ended December 31, 1993, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, effective January 1, 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



/s/ Deloitte & Touche
New York, New York
March 4, 1994

                REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of
Directors of Berlitz International, Inc.:

We have audited the consolidated balance sheet of Berlitz International, Inc. ("Berlitz") as of December 31, 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1992 and 1991. We have also audited the financial statement schedules listed in the Index at Item 8 for the years ended December 31, 1992 and 1991. These financial statements and financial statement schedules are the responsibility of Berlitz management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 2 and 11 to the consolidated financial statements, in 1991 the Company recorded a $195.4 million charge to earnings, representing provisions for Maxwell Communication-related matters.

As discussed in Note 2 to the consolidated financial statements, the Company completed its merger with Fukutake, effective February 8, 1993. Following the Merger, approximately 67% of the outstanding common stock of the Company is held directly, or indirectly, by Fukutake. In connection with the Fukutake merger, the Company entered into Disengagement Agreements with each of Maxwell Communication and Macmillan which sever certain relationships with Maxwell Communication and Macmillan. The Company also completed the sale of certain Maxwell notes in February, 1993.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Berlitz as of December 31, 1992 and the consolidated results of its operations and its cash flows for the years ended December 31, 1992 and 1991, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand
New York, New York
March 24, 1993

              STATEMENT OF MANAGEMENT'S RESPONSIBILITY
                FOR CONSOLIDATED FINANCIAL STATEMENTS




To the Shareholders of Berlitz International, Inc.:

Management of Berlitz International, Inc. has prepared and is responsible for the accompanying Consolidated Financial Statements and related information. These financial statements, which include amounts based on judgments of management, have been prepared in conformity with generally accepted accounting principles. Financial data included in other sections of this Annual Report on Form 10-K are consistent with that in the Consolidated Financial Statements.

Management believes that the Company's internal control systems are designed to provide reasonable assurance, at reasonable cost, that the financial records are reliable for preparing financial statements and maintaining accountability for assets and that, in all material respects, assets are safeguarded against loss from unauthorized use or disposition. These systems are augmented by written policies, an organizational structure providing division of responsibilities, qualified personnel throughout the organization, and a program of internal audits.

The independent accountants are engaged to conduct an audit and render an opinion on the consolidated financial statements in accordance with generally accepted auditing standards. These standards include an assessment of the systems of internal controls and tests of the accounting records and other auditing procedures as they consider necessary to support their opinion.

The Board of Directors, through its Audit Committee consisting of outside Directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. Deloitte & Touche and the internal auditors each have full and free access to the Audit Committee, and meet with it regularly, with and without management.





/s/ Robert Minsky
Robert Minsky,
Executive Vice President
and Chief Financial Officer

                                                                   BERLITZ INTERNATIONAL, INC.
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Dollars in thousands, except per share amounts)


                                                Post-Merger                            Pre-Merger
                                                __________      _________________________________________________________

                                                Period from     Period from
                                                February 1,      January 1,
                                                1993 to             1993 to            Year Ended            Year Ended
                                                December 31,    January 31,           December 31,          December 31,
                                                1993                   1993                  1992                   1991
                                                ____________    ___________         _____________      _________________

Sales of services and products                  $ 252,069       $    19,608         $     281,320      $        259,771
                                                ____________    ___________         _____________      _________________

Costs and expenses:
    Cost of services and products sold            155,623            13,479               178,009               156,807
    Selling, general and administrative            76,781             6,719                82,837                71,880
    Amortization of publishing rights and
       excess of cost over net assets acquired     11,551               872                10,463                10,417
    Interest expense on long-term debt              8,965                89                 1,902                 3,312
    Merger-related restructuring costs              4,808                 -                     -                     -
    Non-recurring Maxwell and
       Merger-related charges                           -                 -                 1,356               195,354
    Other (income) expense, net                    (6,732)             (552)               (2,735)              (18,305)
                                                ____________    ___________         _____________      _________________

       Total costs and expenses                   250,996            20,607               271,832               419,465
                                                ____________    ___________         _____________      _________________
Income (loss) before income taxes and
    cumulative effect of change in accounting
    principle                                       1,073              (999)                9,488              (159,694)

Income tax expense                                  4,629               635                 5,447                12,253
                                                ____________    ___________         _____________      _________________
Income (loss) before cumulative effect of
    change in accounting principle                 (3,556)           (1,634)                4,041              (171,947)

Cumulative effect of change in
    accounting principle                                -             3,172                     -                     -
                                                ____________    ___________         _____________      _________________

Net income (loss)                                  (3,556)            1,538                 4,041              (171,947)

Preferred Stock dividends                               -                 -                     -                 9,240
                                                ____________    ___________         _____________      _________________
Income (loss) available to common
    shareholders                                $  (3,556)      $     1,538         $       4,041      $      (181,187)
                                                ____________    ___________         _____________      _________________
                                                ____________    ___________         _____________      _________________
Earnings (loss) per common share:
 Income (loss) before cumulative
    effect of change in accounting principle    $   (0.35)      $     (0.09)        $        0.21      $         (9.53)
 Cumulative effect of change in
    accounting principle                                -              0.17                     -                    -
                                                ____________    ___________         _____________      _________________

 Earnings (loss) per common share               $   (0.35)      $      0.08         $        0.21      $         (9.53)
                                                ____________    ___________         _____________      _________________
                                                ____________    ___________         _____________      _________________

Average number of common shares (000)              10,031            19,024                19,022                19,014
                                                ____________    ___________         _____________      _________________
                                                ____________    ___________         _____________      _________________

See accompanying notes to the consolidated financial statements.


                                                                   BERLITZ INTERNATIONAL, INC.
                                                                   CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in thousands, except per share amounts)

                                                                                          December 31,
                                                                     ____________________________________________________

Assets                                                                        1993                           1992
                                                                     ____________________            ____________________
Current assets:
Cash and temporary investments                                       $           11,738              $            19,181
Accounts receivable, less allowance for doubtful accounts
 of $2,566 and $2,910                                                            22,267                           25,545
Inventories                                                                      10,684                            9,993
Prepaid expenses and other current assets                                         6,786                            9,487
                                                                     ____________________            ____________________

 Total current assets                                                            51,475                           64,206

Property and equipment, net                                                      25,791                           26,100
Publishing rights, net of accumulated
 amortization of $788 and $4,598                                                 20,712                           23,270
Excess of cost over net assets acquired, net of accumulated
 amortization of $10,763 and $38,098                                           458,964                           335,682
Other assets                                                                    13,530                             7,325
                                                                     ____________________            ____________________

 Total assets                                                        $         570,472              $            456,583
                                                                     ____________________            ____________________
                                                                     ____________________            ____________________
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings                                                $             3,000             $                  -
Current portion of long-term debt                                                  5,525                           25,000
Accounts payable                                                                   5,278                            7,497
Deferred revenues                                                                 33,187                           34,235
Payrolls and commissions                                                           9,468                            9,066
Income taxes payable                                                               1,971                            1,393
Accrued Merger-related restructuring costs                                         7,558                                -
Accrued expenses and other current liabilities                                    12,027                           10,871
                                                                     ____________________            ____________________

 Total current liabilities                                                        78,014                           88,062

Long-term debt                                                                   105,775                                -
Deferred taxes and other liabilities                                              15,169                           11,998
Deferred gain on sale of interest in subsidiary                                        -                           15,021
Minority interest                                                                  6,561                           15,081
                                                                     ____________________            ____________________

 Total liabilities                                                               205,519                          130,162
                                                                     ____________________            ____________________

Shareholders' Equity:
Redeemable Preferred Stock (at fair value at date of issuance)
 $1 par value - 180,000 shares authorized and outstanding;
 7.0% noncumulative; non-voting except in the event of
 non-payment of dividends for six consecutive quarters;
 liquidation preference of $180,000                                                    -                          126,000

Common stock
 $.10 par value - 40,000,000 shares authorized;
 10,032,903 and 19,075,584 shares outstanding in 1993 and
 in 1992, respectively                                                             1,003                            1,908
Additional paid - in capital                                                     368,658                          384,010
Retained deficit                                                                  (3,556)                        (184,834)
Cumulative translation adjustment                                                 (1,152)                            (663)
                                                                     ____________________            ____________________

 Total shareholders' equity                                                      364,953                          326,421
                                                                     ____________________            ____________________

 Total liabilities and shareholders' equity                          $           570,472             $            456,583
                                                                     ____________________            ____________________
                                                                     ____________________            ____________________
See accompanying notes to the consolidated financial statements.



                                                               BERLITZ INTERNATIONAL, INC.
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (Dollars in thousands, except per share amounts)

                                     Redeemable                  Additional    Notes From    Retained    Cumulative         Total
                                      Preferred       Common        Paid-In   Affiliates,    Earnings   Translation Shareholders'
                                          Stock        Stock        Capital           Net   (Deficit)    Adjustment       Equity
                                     __________    _________     __________   ___________   __________  ___________  ____________

Balance at January 1, 1991           $  126,000    $   1,908     $  391,464   $ (189,446)   $   2,423   $       697  $   333,046
Net loss                                                                                     (171,947)                  (171,947)
Preferred Stock dividends                                                                      (9,240)                    (9,240)
Common Stock dividends
  ($.53 per share)                                                                            (10,111)                   (10,111)
Translation adjustment                                                            (1,908)                      (236)      (2,144)
Exercise of stock options                                  1             65                                                   66
Amortization of unearned
  compensation                                                          239                                                  239
Write - off or reserve of notes
  from affiliates                                                                191,354                                 191,354
Other                                                    (1)            (6)                                                   (7)
                                     __________    _________     __________   ___________   __________  ___________  ____________

Balance at December 31, 1991            126,000        1,908        391,762         -        (188,875)          461      331,256

Net income                                                                                      4,041                      4,041
Common stock dividends
  ($.42 per share)                                                   (8,012)                                              (8,012)
Translation adjustment                                                                                       (1,124)      (1,124)
Amortization of unearned
  compensation                                                          260                                                  260
                                     __________    _________     __________   ___________   __________  ___________  ____________

Balance at December 31, 1992            126,000        1,908        384,010         -        (184,834)        (663)      326,421

Net income for the period from
  January 1, 1993 to January 31, 1993                                                           1,538                      1,538
Amortization of unearned compensation
  and other charges                                                      119                                                 119
Translation adjustment                                                                                        (280)         (280)
                                     __________    _________     __________   ___________   __________  ___________  ____________

Balance at January 31, 1993             126,000        1,908        384,129         -        (183,296)        (943)      327,798

Merger-related transactions:
  Equity capital contribution and
    transaction-related fees                                        293,067                                              293,067
  Merger consideration paid to existing
    shareholders                                                   (374,515)                                            (374,515)
  Redemption of Preferred Stock        (126,000)                    126,000                                                 -
  Elimination of unearned compensation                   598           (598)                                                -
  Elimination of predecessor company
   equity accounts                                    (1,503)      (182,736)                  183,296           943         -
  Purchase price allocation adjustment                              134,723                                              134,723
  Other Merger financing activity                                   (11,412)                                             (11,412)
                                     __________    _________     __________   ___________   __________  ___________  ____________

Opening balance at February 1, 1993        -           1,003        368,658         -            -             -         369,661

Net loss for the period from
  February 1, 1993 to December 31, 1993                                                        (3,556)                    (3,556)
Translation adjustment                                                                                      (1,152)       (1,152)
                                     __________    _________     __________   ___________   __________  ___________  ____________

Balance at December 31, 1993         $     -        $  1,003     $  368,658     $     -     $  (3,556)  $   (1,152)  $   364,953
                                     __________    _________     __________   ___________   __________  ___________  ____________
                                     __________    _________     __________   ___________   __________  ___________  ____________


See accompanying notes to the consolidated financial statements.


                                                                BERLITZ INTERNATIONAL, INC.
                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (Dollars in thousands)

                                                                     Post-Merger                      Pre-Merger
                                                                ________________   ______________________________________________
                                                                     Period from       Period from
                                                                February 1, 1993   January 1, 1993       Year Ended    Year Ended
                                                                 to December 31,    to January 31,     December 31,  December 31,
                                                                            1993              1993             1992          1991
                                                                 _______________  ________________  _______________  ____________

Cash flows from operating activities:
Net income (loss)                                                $       (3,556)  $          1,538  $         4,041  $  (171,947)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of change in accounting principle                    -                (3,172)            -            -
    Gain on sale of interest in subsidiary                               (4,924)              -                -            -
    Depreciation                                                          5,504                504            5,772        4,310
    Amortization of publishing rights and excess of cost over
      net assets acquired                                                11,551                872           10,463       10,417
    Amortization of unearned compensation                                  -                    20              260          239
    Minority interest in income (loss) of subsidiary                     (3,692)              (168)           1,039        2,480
    Equity in losses of joint ventures                                    1,442               -               2,201         -
    Deferred income taxes                                                 1,108                265            (747)        4,385
    Provision for bad debts                                               1,084                 32              719          892
    Foreign exchange (gains) losses, net                                  1,278                 38            3,843         (152)
    Merger-related losses on fixed assets and
      depreciation/valuation adjustments                                  1,994               -                -            -
    Non-recurring Maxwell and Merger-related charges                          -               -               1,095      195,354
    Maxwell related (payments) recoveries                                   312               -                 975       (1,960)
    Payment of deferred financing costs                                  (6,623)              -                -            -
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                       (2,309)             2,069           (1,737)      (4,234)
        (Increase) decrease in inventories                               (1,853)                62           (2,351)        (797)
        (Increase) decrease in prepaid expenses and other assets          5,816               (504)          (6,060)        (620)
        (Increase) decrease in refundable income taxes                     -                  -              12,084      (12,406)
        Increase (decrease) in deferred revenues                           (570)              (771)          (3,723)       2,634
        Increase (decrease) in accounts payable and
          other current liabilities                                      (8,416)             8,462            1,242       (6,540)
        Increase (decrease) in due to affiliates                           -                  -                 867          (71)
        Increase (decrease) in income taxes payable                        (675)               585                5       (8,982)
        Increase (decrease) in other liabilities                          3,650              (198)              919         1,579
                                                                 _______________  ________________  _______________  ____________

    Net cash provided by operating activities                             1,121              9,634           30,907       14,581
                                                                 _______________  ________________  _______________  ____________
Cash flows from investing activities:
Capital expenditures                                                     (7,689)              (560)         (11,154)      (6,437)
Acquisitions of businesses                                                 -                  -                 (86)      (4,385)
Investments in joint ventures                                            (2,838)               (37)            (776)        -
(Increase) decrease in Brazilian cash investments                          -                  -                  82        2,373
Purchase of short-term investments                                         -                  -             (10,510)     (25,000)
Sale of short-term investments                                             -                  -              10,510       25,000
                                                                 _______________  ________________  _______________  ____________

    Net cash used in investing activities                               (10,527)              (597)         (11,934)      (8,449)
                                                                 _______________  ________________  _______________  ____________
Cash flows from financing activities:
Common stock dividends paid                                                -                  -             (10,683)      (9,825)
Preferred stock dividends paid                                             -                  -                -         (12,369)
Proceeds from issuance of long-term debt                                115,000               -                -            -
Repayment of long-term debt                                             (28,700)              -             (15,000)     (10,000)
Net borrowings under revolving credit agreement                           3,000               -                -            -
Payment of merger-related expenses                                      (13,996)              -                -            -
Proceeds from equity capital contribution                               293,067               -                -            -
Payment of cash portion of merger consideration to shareholders        (374,541)              -                -            -
Proceeds from sale of Notes                                              30,833               -                -            -
Distribution of Notes proceeds to shareholders                          (29,701)              -                -            -
Other net financing activities                                             -                    99             -          (1,030)
                                                                 _______________  ________________  _______________  ____________

    Net cash provided by (used in) financing activities                  (5,038)                99          (25,683)     (33,224)
                                                                 _______________  ________________  _______________  ____________
Effect of exchange rate changes
    on cash and temporary investment                                     (1,931)              (204)          (2,371)        (278)
                                                                 _______________  ________________  _______________  ____________
Net increase (decrease) in cash and
    temporary investments                                               (16,375)             8,932           (9,081)     (27,370)

Cash and temporary investments at beginning of period                    28,113             19,181           28,262       55,632
                                                                 _______________  ________________  _______________  ____________

Cash and temporary investments at end of period                  $       11,738   $         28,113  $        19,181   $   28,262
                                                                 _______________  ________________  _______________  ____________
                                                                 _______________  ________________  _______________  ____________
Supplemental disclosures of cash flow information:
    Cash payments for interest                                   $        8,329   $            109  $         2,800   $    3,940
                                                                 _______________  ________________  _______________  ____________
                                                                 _______________  ________________  _______________  ____________

    Cash payments for income taxes                               $        4,576   $            192  $         5,925   $   30,229
                                                                 _______________  ________________  _______________  ____________
                                                                 _______________  ________________  _______________  ____________

    Cash receipts of income taxes                                $        5,136   $          -      $        12,832   $     -
                                                                 _______________  ________________  _______________  ____________
                                                                 _______________  ________________  _______________  ____________

See accompanying notes to the consolidated financial statements.



               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share amounts)


1.  Summary of Significant Accounting Policies

    a)  Principles of Consolidation - The Consolidated Financial
        Statements include those of the Company and its subsidiaries. The effects of all significant intercompany transactions have been eliminated.

    b) Foreign Currency Translation - Generally, balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the cumulative translation adjustment, a separate component of shareholders' equity, with the exception of hyperinflationary countries. Income statement amounts have been translated using the average exchange rates in effect for each period. Revaluation gains and losses on certain intercompany accounts in all countries and translation gains and losses in hyperinflationary countries have been included in other income. Revaluation gains and losses on intercompany balances for which settlement is not anticipated in the foreseeable future are included in the cumulative translation adjustment.

    c) Inventories - Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market.

    d) Deffered Financing Costs - Direct costs relating to the indebtedness incurred in connection with the Merger (see Notes 2 and 8) have been capitalized and are being amortized by the straight-line method over the terms of the related debt.

    e) Property and Equipment - Property and equipment is stated at cost and depreciated over estimated useful lives, using principally accelerated methods.

    f) Publishing Rights - Publishing rights are being amortized on a straight-line basis over 25 years.

    g) Excess of Cost Over Net Assets Acquired - Excess of cost over net assets acquired is being amortized on a straight-line basis over 40 years. It's carrying value is evaluated periodically to determine if there has been a loss in value, by reviewing current and estimated future revenues and cashflows. The excess of cost over net assets acquired will be written off if and when it has been determined that an impairment in value has occurred.

    h) Deferred Revenues - Deferred revenues arise from the prepayment of fees for classroom instruction and are recognized as income over the term of instruction. The
        Company recognizes in income deferred revenues for lessons paid for and not expected to be taken based upon historical experience by country.

    i) Income Taxes - The Company has filed its own Federal income tax returns since December 1989. The Company was previously included in the consolidated Federal income tax returns of the affiliated group of which Macmillan was the parent (the "Macmillan Group"). See Note 2 for further discussion.

        Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards
        No. 109, "Accounting for Income Taxes" ("SFAS 109").
        SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

        Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the differences are expected to reverse.

    j) Cash and Temporary Investments - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be temporary investments.

    k) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other (income) expense, net" in the Consolidated Statement of Operations. The Company's investment in these joint ventures included credit balances of $2,085 and $1,195, classified as other current liabilities on the Consolidated Balance Sheets at December 31, 1993 and
        1992, respectively, and represents the Company's obligation in excess of amounts invested with respect to these joint ventures.

    l) Reclassification - Certain reclassifications have been made in prior years' financial statements to conform with the 1993 presentation.

2.  Merger Transaction

    Merger Agreement

    On December 9, 1992, the Company and Fukutake Publishing
    Co., Ltd. ("Fukutake") entered into an amended and restated merger agreement (the "Merger Agreement") pursuant to which Fukutake agreed to acquire, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Fukutake (the "Merger"), approximately 67% of the new common stock, par value $.10 per share ("New Common") of the Company. The
    Merger was consummated on February 8, 1993.  The
    Company's shareholders received, for each of their outstanding shares of common stock held prior to the Merger ("Old
    Common") (i) $19.50 in cash; (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds per share received from the sale of a certain promissory note from Maxwell Communication Corporation plc ("Maxwell Communication")
    (the "Maxwell Note") and certain 10 year promissory notes due from affiliates ("Receivable Notes"). Public shareholders of the Company hold the remaining approximately 33%. In addition, the Company's shareholders received $.01 per share in redemption of Rights in accordance with a Safeguard Rights Agreement between the Company and U.S. Trust Company of
    New York.

    Accounting Treatment

    The Merger has been accounted for by the purchase method of accounting. The purchase method of accounting contemplates a step-up in value of the Company's assets based upon the purchase price paid for the outstanding common stock.
    Utilizing such method, the purchase price paid for approximately 67% of the Company resulted in an increase in value of the Company's assets based upon the amount paid for such shares. The remaining (approximately 33%) ownership will continue to be carried at historical cost. The Fukutake purchase price (including a portion of long-term debt; See Note 8 for further discussion) has been allocated to the Company's assets and liabilities. The Post-Merger financial statements include an allocation of the Fukutake purchase price. The excess of Fukutake's purchase price over net assets acquired will be amortized on a straight-line basis over 40 years.

    Although the Merger was consummated on February 8, 1993, the Consolidated Financial Statements present the 1993 results of operations for the period from January 1, 1993 through January 31, 1993 ("Pre-Merger" period) and from February 1, 1993 to December 31, 1993 ("Post-Merger" period).
    Adjustments to such financial information for the period February 1, 1993 through February 8, 1993 are not material to the consolidated results of operations.

       A summary of the purchase price allocation follows:
              Fukutake purchase price                             $ 370,117
              Net assets acquired:
                Historical (based on 67% of $327,798)    219,625
                Allocation to net assets                  15,769
                                                         _______

                           Total net assets acquired                235,394
                                                                  _________

                      Excess of cost over net assets acquired     $ 134,723
                                                                  _________
                                                                  _________

The allocation to net assets has been revised as of December 31, 1993 to reflect certain adjustments.

The following selected unaudited pro forma information assumes that the transaction occurred on January 1 of each period presented for the selected income statement data. The pro forma information includes an allocation of the Fukutake purchase price and is not indicative of the results which would actually have occurred had the transaction taken place on the dates indicated or of the results which may occur in the future.

Selected Pro Forma Income Statement
        Data (Unaudited):                    Twelve Months Ended December 31,
____________________________________         _______________________________

                                                   1993            1992
                                                   ____            ____

       Sales of services and products          $ 271,677      $ 281,320
       Loss before income taxes and cumulative
        effect of change in accounting principle  (1,109)        (7,091)
       Loss before cumulative effect of
        change in accounting principle            (6,353)        (6,774)

       Loss per common share before cumulative
        effect of change in account principle      (0.63)         (0.68)
                                                 ________        ________

       Average number of common shares
        outstanding (000's)                       10,031         10,031
                                                 ________        ________
                                                 ________        ________

The primary difference between the unaudited pro forma selected income statement data and the amounts as reported (for the combined 1993 Pre-Merger and Post-Merger periods and for the twelve months ended December 31, 1992) are increases in amortization of excess of cost over net assets acquired (approximately $201 and $2,403 for the 1993 and 1992 periods, respectively), interest expense, including amortization of deferred financing costs (approximately $883 and $8,035 for the 1993 and 1992 periods, respectively) related to the Acquisition Debt Facilities as described in Note 8 and the elimination of interest income on the Macmillan Note.

Disengagement Agreements and other Maxwell Matters

On December 13, 1989, the Company sold 8.4 million shares of common stock to the public in an initial public offering. In contemplation of the initial public offering, Macmillan Inc. ("Macmillan") was issued, in exchange for the capital stock of the Company's predecessors, 10.6 million shares of the Company's common stock and 200,000 shares of the Company's 7% non-cumulative preferred stock (the "Preferred Stock"), of which 20,000 shares were subsequently retired and canceled and 180,000 shares remained outstanding. In anticipation of the initial public offering, the Company entered into a series of financial transactions including the loan of $99,600 to Maxwell
Communication Corp plc ("Maxwell Communication") evidenced by a promissory note (the "Maxwell Note"). The Company also converted $89,243 of receivables due from affiliates into 10 year promissory notes (the "Receivable Notes").

On December 16, 1991, Maxwell Communication filed a petition for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently filed for an order of administration in the United Kingdom. In the fourth quarter of 1991, payment and other defaults arose on the Maxwell Note and the Receivable Notes, which, in view of the bankruptcy of Maxwell Communication, were unlikely to be cured. As a result, in 1991 the Company wrote off or provided reserves totalling $195,354 with respect to the Maxwell Note, the Receivable Notes, and other related charges. Consequently, the Company's obligation to pay dividends on the Preferred Stock was indefinitely suspended.

In the first quarter of 1993, the Company recovered, on behalf of the selling shareholders, $30,833 of such notes previously written off, the net proceeds of which were distributed to the shareholders as part of the Merger consideration.

In January 1993, the Company entered into agreements with Maxwell Communication and Macmillan (the "Disengagement Agreements") which disengaged certain relationships among such companies. Pursuant to these agreements, among other things, (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company, (ii) Maxwell Communication waived (a) all claims that payments to the Company should be considered preferential and returned to Maxwell Communication and (b) other claims of Maxwell Communication and its affiliates against the Company and its subsidiaries which Maxwell Communication may have as a result of Maxwell Communication's bankruptcy filing on December 16, 1991, and (iii) U.S. and U.K. bankruptcy authorities allowed for all purposes a portion of the Maxwell Note and certain Receivable Notes and a claim by the Company against Maxwell Communication as subrogee of Midland
Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the Maxwell Communication administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan the Macmillan Note ($64,568) and (b) reduced by $58,000 the amount of their claims against Maxwell Communication in respect of the Maxwell Note and certain Receivable Notes previously written off.

The Company was included in the consolidated tax returns of the affiliated group of which Macmillan was the parent (the
"Macmillan Group") prior to the Company's initial public offering in December 1989 and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreements, Macmillan and a new obligor which owns 100% of Macmillan School Publishing, Inc. agreed to pay all such federal tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax
Allocation Agreement"), and Maxwell Communication put into escrow $39,500 to secure Macmillan's obligations.

On November 10, 1993, Macmillan commenced a voluntary
Chapter 11 case in the United States Bankruptcy Court for the
Southern District of New York and filed a prepackaged plan of reorganization (the "Reorganization Plan"). The Reorganization Plan provides that the Tax Allocation Agreement, along with many other contracts between Macmillan and other parties, is to be assumed by Macmillan and assigned to a trust intended to have sufficient assets to satisfy the obligations being assumed and assigned. The Reorganization Plan also provides a cash reserve to pay tax claims that are entitled to priority, which may include tax liabilities covered by the Tax Allocation
Agreement. On February 18, 1994, the Bankruptcy Court confirmed the Reorganization Plan. Any tax liability assessed against the Company that would otherwise be payable by Macmillan under the Tax Allocation Agreement (as described in the preceding paragraph) is likely to be paid either by the trust or from the cash reserve described above. Management believes that any such liability will not result in a material effect on the financial condition of the Company.

As part of the Merger, Fukutake established a $50,000 irrevocable letter of credit to be used in the event that income tax liabilities are imposed on the Company that relate to the Macmillan Group. The
Company is obligated to pay fees as may be charged in connection with such letter of credit and to reimburse Fukutake for amounts paid by Fukutake to the issuer of the letter of credit to the extent that it is drawn upon.

Merger-related restructuring costs

In connection with the Company's new strategic philosophy arising from the Merger, certain restructuring costs outside the ordinary course of business have been or are anticipated to be incurred. The primary costs represent severance payments and the closing of language centers. 33% of these costs have been recorded in the consolidated statements of operations, and, in accordance with the purchase method of accounting, 67% of these costs have been allocated to the excess of cost over net assets acquired.


3. Earnings (Loss) Per Share

Earnings (loss) per share of common stock is determined by dividing net income (loss) (after deducting the Preferred Stock dividend in 1991) by the weighted average number of common shares outstanding.

Primary and fully diluted earnings (loss) per share of common stock are the same since common stock equivalents are either anti-dilutive or immaterial in both calculations. The Company had no such common stock equivalents outstanding as of December 31, 1993.


4. Sale of Interest in Subsidiary

In November 1990, the Company completed the sale of 20% of the equity of its Japanese subsidiary, The Berlitz Schools of Languages, Inc. (Japan), to Fukutake for $27,132 and deferred the pre-tax gain of $15,021 because, under the terms of the agreement, Fukutake had an option to sell the shares back to the Company for the original yen denominated purchase price plus 7% interest. The option was terminated in February 1993 in connection with the Merger Agreement. 33% of the deferred gain has been recorded in the consolidated statement of operations and, in accordance with the purchase method of accounting, 67% of the deferred gain has been allocated to the excess of cost over net assets acquired.

Fukutake's equity in the income of the Japanese subsidiary is reflected in the Company's Consolidated Statements of Operations within "other (income) expense, net".


5.   Property and Equipment, Net

                                                       December 31,
                                                ________________________

                                                      1993          1992
                                                __________     _________

   Building and leasehold improvements          $   14,817     $  20,486
   Furniture, fixtures and equipment                13,197        20,001
   Land                                                443           497
                                                __________     _________

                                                    28,457        40,984
   Less: accumulated depreciation                    2,666        14,884
                                                __________     _________

             Total                              $   25,791     $  26,100
                                                __________     _________
                                                __________     _________

6.        Other (Income) Expense, net


                                                         Post-Merger                              Pre-Merger
                                                      ______________      _______________________________________________________

                                                         Period from         Period from
                                                    February 1, 1993     January 1, 1993          Year Ended          Year Ended
                                                     to December 31,      to January 31,        December 31,        December 31,
                                                                1993                1993                1992                1991
                                                     _______________     _______________      ______________      ______________

   Gain on sale of interest in subsidiary            $       (4,924)     $         -          $        -          $        -
   Interest income on temporary investments                  (2,187)               (143)             (3,339)             (3,369)
   Foreign exchange (gains) losses, net                        1,278                  38              3,843                (152)
   Equity in losses of joint ventures                          1,442               -                  2,201                -
   Interest income from affiliates                              -                   (99)             (6,798)            (17,565)
   Publishing rights valuation adjustment                       553                -                   -                   -
   Other, net                                                (2,894)               (348)              1,358               2,781
                                                     _______________     _______________      ______________      ______________

       Total other (income) expense, net             $       (6,732)     $         (552)       $     (2,735)      $     (18,305)
                                                     _______________     _______________      ______________      ______________
                                                     _______________     _______________      ______________      ______________


7.        Income Taxes

          Effective January 1, 1993, the Company adopted the provisions of SFAS 109. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included on the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the differences are expected to reverse.

          As a result of the adoption of SFAS 109, as of January 1, 1993, the Company recorded a tax credit of $3,172, or $0.17 per share, which resulted in the reduction of the deferred tax liability as of that date. This amount has been reflected in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle. The principal reason for the tax credit was the difference betweeen SFAS 109 and SFAS
          96 as related to the recognition of benefits for certain loss carryforwards.

          The components of the deferred tax liability as of December 31, 1993 were as follows:

                    Deferred tax assets:
                          Inventory                     $    511
                          Joint ventures                      86
                          Deferred revenue                 1,781
                          Accrued expenses                 5,368
                          Net operating losses            22,052
                                                        _________

                          Total deferred tax assets       29,798
                                                        ---------

                    Deferred tax liabilities:
                          Property and equipment depreciation         (177)
                          Publishing rights amortization            (8,257)
                          Other intangibles amortization            (1,286)
                                                                  --------
                            Total deferred tax liabilities          (9,720)
                                                                  ________

                   Net deferred tax assets                          20,078
                   Less: Valuation allowance                       (23,602)
                                                                  --------
                   Net deferred tax liability                     $ (3,524)
                                                                  ________
                                                                  ________

          The valuation allowance increased by $5,432 from the balance at January 1, 1993 due to increased net operating losses in countries where the realization of a benefit for such losses is uncertain. As a result of the Merger, $16,620 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses becomes more likely than not.

          The Company's effective tax rates for the 1993 Pre-Merger and Post-Merger periods were 63.6% and 431.4%, respectively. As a result of adopting SFAS 109, $2,654 of deferred tax benefits from operating loss carryforwards were recognized at January 1, 1993 as part of the cumulative effect of adopting such Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of tax expense from continuing operations in 1993. Accordingly, the adoption of SFAS 109 at the beginning of 1993 had the effect of increasing the effective tax rate applied to continuing operations for the Pre-Merger and the Post-Merger periods by 17.2% and 231.4% respectively.

          The provision (benefit) for income taxes is as follows:



                                                        U.S.                                    U.S. State
                                                       Federal              Foreign*             and Local                 Total
                                               _______________      ________________      ________________      ________________
Period from February 1, 1993 to
  December 31, 1993
    Current                                    $         (505)      $          3,791      $            235      $          3,521
    Deferred                                             1,534                 (264)                 (162)                 1,108
                                               _______________      ________________      ________________      ________________

    Total                                      $         1,029      $          3,527      $             73      $          4,629
                                               _______________      ________________      ________________      ________________
                                               _______________      ________________      ________________      ________________

Period from January 1, 1993 to
  January 31, 1993
    Current                                    $          (37)      $            369      $             38      $            370
    Deferred                                               319                  (39)                  (15)                   265
                                               _______________      ________________      ________________      ________________

    Total                                      $           282      $            330      $             23      $            635
                                               _______________      ________________      ________________      ________________
                                               _______________      ________________      ________________      ________________

Year ended December 31, 1992
    Current                                    $         1,746      $          3,484      $            964      $          6,194
    Deferred                                             (533)                     0                 (214)                 (747)
                                               _______________      ________________      ________________      ________________

        Total                                  $         1,213      $          3,484      $            750      $          5,447
                                               _______________      ________________      ________________      ________________
                                               _______________      ________________      ________________      ________________

Year ended December 31, 1991
    Current                                    $         1,200      $          4,638      $          2,030      $          7,868
    Deferred                                             4,430                  (45)                     0                 4,385
                                               _______________      ________________      ________________      ________________

        Total                                  $         5,630      $          4,593      $          2,030      $         12,253
                                               _______________      ________________      ________________      ________________
                                               _______________      ________________      ________________      ________________

* Pre-tax income (loss) from foreign operations of the Company was $(6,864), $(2,499), and $(13,410) for the twelve months ended December 31, 1993, 1992 and 1991, respectively.

        The provision (benefit) for deferred taxes is summarized as follows:


                                                  Post-Merger                                  Pre-Merger
                                                 ____________         ________________________________________________________

                                                  Period from           Period from
                                             February 1, 1993       January 1, 1993            Year Ended            Year Ended
                                              to December 31,        to January 31,          December 31,          December 31,
                                                         1993                  1993                  1992                  1991
                                              _______________      ________________      ________________      ________________
Deferred gain on sale of 20% of Japanese
  subsidiary                                  $       (1,384)      $          -          $          -          $          3,527
Accrued liabilities                                   (1,497)                 (267)                     9                   372
Foreign exchange                                        (353)                  (21)                 (464)                 1,077
Benefit of net operating loss                           4,492                   408                 (231)               (1,724)
Amortization of intangibles                             (164)                   143                  (47)                  (95)
Other                                                      14                     2                  (14)                 1,228
                                              _______________      ________________      ________________      ________________

    Total                                     $         1,108      $            265      $          (747)      $          4,385
                                              _______________      ________________      ________________      ________________
                                              _______________      ________________      ________________      ________________




The difference between the effective income tax and the U.S. statutory Federal tax rate is explained as follows:


                                                            Post-Merger                              Pre-Merger
                                                          ____________        ___________________________________________________

                                                            Period from          Period from
                                                       February 1, 1993      January 1, 1993          Year Ended       Year Ended
                                                       to December 31,        to January 31,        December 31,     December 31,
                                                                 1993                  1993                1992             1991
                                                          ___________          _____________        _____________    ____________
      U.S. statutory Federal tax rate                         35.0%                (35.0%)                34.0%          (34.0)%
      Foreign income taxes, net of foreign
      tax credits                                            (73.9)                 (8.2)                   8.3             2.9
      U.S. state and local income taxes,
        net of Federal income taxes                            4.4                   1.5                   5.2             1.3
      Net domestic and foreign losses                        107.6                  58.5                 (20.0)           31.8
      20% sale of Japanese subsidiary                        (97.1)                   -                    4.3             2.2
      Amortization                                           372.7                  30.3                  32.6             1.9
      Other, net                                              82.7                  16.5                  (7.0)            1.6
                                                          ___________          _____________        _____________    ____________

                 Total                                       431.4%                 63.6 %                57.4%            7.7%
                                                          ___________          _____________        _____________    ____________
                                                          ___________          _____________        _____________    ____________

The effect of the increase in the US statutory Federal tax rate from 34 % to 35 % was not material.

For financial statement purposes, at December 31, 1993 the Company has no U.S. Federal income tax losses. For tax return purposes, the Company has a U.S. Federal net operating loss carry forward of approximately $26,800. Such loss may be carried forward through the year 2006.

At December 31, 1993, U.S. income and foreign withholding taxes have not been provided on approximately $27,134 of undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested. However, it is estimated that foreign withholding taxes of approximately
$1,348 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the United States. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.


8.  Long-Term Debt

    Long-Term Debt consists of the following:
                                                           December 31,
                                                   ________________________

                                                         1993          1992
                                                   __________     _________

               Term Loan                           $   55,300     $    -
               Senior Notes                            56,000          -
               Note payable to bank                    -             25,000
                                                   __________     _________

                  Total debt                           111,300       25,000
               Less current maturities                   5,525       25,000
                                                   __________     _________

                  Long-term debt                   $   105,775    $    -
                                                   __________     _________
                                                   __________     _________

    Annual maturities of long-term debt outstanding as of December 31, 1993 are as follows: 1994, $5,525; 1995, $9,225; 1996, $11,050; 1997,
    $14,750; 1998, $14,750; thereafter, $56,000.

    In connection with the Merger, the Company has outstanding indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (collectively the "Acquisition Debt Facilities"). The Bank Term Facility consists of a senior term loan facility ("Term Loan") originally in an amount equal to $59,000, and a $10,000 senior revolving loan facility (the "Bank Revolving Facility"). The Company also issued an aggregate principal amount of Senior Notes of $56,000. The borrowings by the Company under the Acquisition Debt Facilities are collateralized by (i) certain shares of New Common indirectly owned by Fukutake, (ii) the capital stock of the Company's direct and indirect U.S. subsidiaries and a portion of capital stock of certain foreign subsidiaries, (iii) substantially all other tangible and intangible U.S. assets of the Company and its direct and indirect U.S. subsidiaries, other than leases of school premises, and (iv) subject to certain limitations, trademark rights of the Company and its direct and indirect U.S. subsidiaries in certain non-U.S. jurisdictions. The Term Loan amortizes quarterly, beginning March 31, 1993, until final maturity on December 31, 1998. The Company made four quarterly installments
    of $925 each during the year ended December 31, 1993.   The Senior
    Notes amortize in annual installments of $14,000 on December 31 in each of the years 1999 through 2001, and have a final maturity on December 31, 2002. The Term Loan and Senior Notes are also subject to mandatory prepayment to the extent that the Company receives net proceeds from asset sales or cash flow in excess of certain specified amounts. Under certain circumstances, mandatory prepayments of the Senior Notes resulting from asset sales are required. The Company had $3,000 outstanding under the Bank Revolving Facility at December 31, 1993.

    Borrowings under the Bank Term Facility bear interest at variable rates based on, at the option of the Company, (i) Chemical Bank's alternate base rate plus a spread of 1.0%-1.5% or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a spread of 2.0%-2.5%. The spread applicable to the borrowings under the Bank Term Facility will depend on a specified debt-to-cash flow ratio of the Company. In addition, a commitment fee of approximately 0.4% is charged on the average daily balance of available but unused amounts under the Bank Revolving Facility. The interest rate on the Term Loan and outstanding Bank Revolving Facility at December 31, 1993 was approximately 5.6% and 7.5%, respectively.
    The Senior Notes bear interest at 9.79%. The rate of interest on the Senior Notes could increase by 1.0% if the Senior Notes receive a rating from the National Association of Insurance Commissioners Securities Valuation Office other than 1 or 2 at any time prior to December 31, 1994.

    The Acquisition Debt Facilities contain certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company, (ii) limitations on the payment of dividends by the Company on its capital stock and (iii) a requirement that the Company obtain, within 180 days of the Merger, foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies.

    The Acquisition Debt Facilities also contain financial covenants requiring the Company to maintain certain levels of earnings, liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1993, the Company was in compliance with all Acquisition Debt Facilities covenants.

    Based on the interest rates currently available for borrowings with similar terms and maturities, the fair values of the Term Loan and the Senior Notes at December 31, 1993 are $55,300 and $58,348, respectively.

    Long-term debt outstanding at December 31, 1992 under a loan agreement with Societe Generale was paid in full on February 8, 1993.


9.  Commitments

    Lease Commitments

    The Company's operations are primarily conducted from leased facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.

    Rent expense, principally for language centers, amounted to $21,225, $1,849, $21,264, and $17,510 for the period February 1, 1993 to
    December 31, 1993, the period January 1, 1993 to January 31, 1993 and the years ended December 31, 1992, and 1991, respectively. Certain leases are subject to escalation clauses and/or renewal options.

    The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1993 are as follows: 1994 - $5,674; 1995 - $5,344; 1996 - $4,436; 1997 - $2,736;
    1998 - $2,258, and an aggregate of $5,966 thereafter.


    Legal Proceedings

    In November 1992, the Company received a complaint entitled "Irving Kas, on behalf of all others similarly situated v. Berlitz International, Inc., Joe M. Rodgers and Elio Boccitto" in the U.S. District Court for New Jersey alleging various securities law violations under the Securities Exchange Act of 1934 and alleging various omissions and misrepresentations in connection with the Company's announcements during 1992 with respect to its financial results. In 1993, plaintiff filed a supplemental and amended complaint alleging various violations of the federal securities laws and common-law breaches of fiduciary duties relating primarily to the transaction contemplated by the Merger Agreement, and seeking to add another officer of the Company as a defendant in addition to the two officers named in the initial pleading. On August 4, 1993, the Court granted defendants' motion to dismiss the amended and supplemental complaint, deemed the original complaint to be withdrawn and dismissed the lawsuit in its entirety. The plaintiff's time to appeal has expired.

    The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

10. Financial Instruments

    Pursuant to a covenant under the Acquisition Debt Facilities, in August 1993 the Company entered into six currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt.
    These agreements, which utilize fixed and floating interest rates, require the Company to periodically exchange foreign currency denominated interest payments for U.S. dollar denominated interest receipts. Under the fixed rate agreements, effective for the period from December 31, 1993 to December 31, 1998, semiannual interest exchanges begin June 30, 1994. Under the floating interest rate agreements, effective for the period from December 31, 1994 to December 31, 1998, quarterly interest exchanges, begin March 31, 1995. Credit loss from counterparty nonperformance is not anticipated.

The periodic interest exchanges are based upon annual interest rates applied to notional amounts as follows:


              Interest Payments to Financial Institution     Interest Receipts from Financial Institution
              _________________________________________       _________________________________________

              Notional Amount (000's)     Interest Rate       Notional Amount (000's)     Interest Rate
              _______________________     _____________       _______________________     _____________

Fixed Rate
Agreements:
             Japanese Yen      2,335,500        9.71 %               $   22,500                9.79 %
             Swiss Franc          11,475        9.89 %               $    7,500                9.79 %
             British Pound         5,133       10.43 %               $    7,550                9.79 %
             Canadian Dollar       5,596       10.43 %               $    4,300                9.79 %

Floating Rate
Agreements:
             German Mark          60,165   DEM-LIBOR-BBA             $    35,000           USD-LIBOR-BBA
                                                +2.8 %                                         +2.5 %
             Japanese Yen      1,660,480   JPY-LIBOR-BBA             $    16,000           USD-LIBOR-BBA
                                              +3.535 %                                         +2.5 %


No gains or losses on these swap agreements have been recorded in the Company's Consolidated Statement of Operations. The fair market value of these swap agrements at December 31, 1993, representing the amount that could be settled based on estimates obtained from a dealer, was approximately $533.






11. Related Party Transactions

    a) Transactions with current related party

    Berlitz-Japan has a contract (the "Development Agreement") with Fukutake, originally executed in 1992 and amended in 1993, for the development of English conversation video taped programs for elementary and junior high school students in Japan. The programs consist of printed study materials, video cassettes and audio cassettes, which are used as the basis of a correspondence course. Under this contract, Fukutake will reimburse Berlitz Japan for project-related production costs incurred, including employee salaries and outside production fees, and pay to Berlitz Japan a one-time development fee of Yen 46,672 (approximately $420) and a coordination fee of 10% of project-related employee salaries, estimated at Yen 2.3 million (approximately $21).

    Pursuant to the Development Agreement, the Company received reimbursement for production costs of approximately $1,800 and $296 during 1993 and 1992, respectively. In addition, the Company received the development fee of approximately $420 in 1993. The Company has recorded in accounts receivable $213 and $411 at December 31, 1993 and 1992, respectively.

    Pursuant to a June 1, 1993 sublease agreement, the Company subleases space in Fukutake's New York offices at an annual base rent of $79 plus operating expenses. The sublease expires in 1995.

    The Company has entered into certain other joint business arrangements with Fukutake. It is not anticipated that these arrangements will be material to the Company's business.

    b) Transactions with former related parties

    Effective December 13, 1989, the Company, Macmillan and Maxwell Communication entered into a services agreement under which Macmillan and Maxwell Communication provided various services to the Company, including certain financial, administrative, management and other services and distribution agreements. The Company subleased space for its New
    York offices pursuant to a sublease agreement with Macmillan, until January 1991, when New York office personnel relocated to the Company's corporate headquarters. In connection with the disengagement of the relationship between the Company, Maxwell Communication and Macmillan in January 1993, Macmillan and the Company entered into an agreement clarifying certain commercial relationships, including formally terminating the services agreement as of December 31, 1991. The distribution agreement remains in effect.

    Pursuant to the terms of a distribution agreement between the Company and Maxwell Macmillan Canada, Inc. ("Maxwell Canada"), Macmillan and Maxwell Canada serve as the exclusive distributors for certain travel guide books and related publications of the Company in the United States and Canada, respectively. The Company paid Macmillan an aggregate of approximately $564 and $437 pursuant to the terms of these distribution agreements in 1992 and 1991, respectively.

    The costs of the services provided under the services and distribution agreements are included in the accompanying Consolidated Statements of Operations as selling, general and administrative expenses.

    Amounts applicable to transactions with Macmillan and Maxwell
    Communication are summarized below:

                                                      Year Ended December 31,
                                                  ___________________________

                                                        1992             1991
                                                  ___________      __________

   Balance, beginning of period                   $     (617)      $  185,879
   Charge from Macmillan for corporate
     services                                            (26)            (292)
   Charge for distribution services                     (564)            (437)
   Interest income                                     6,798           17,565
   Cash transfers, net                                (1,934)           3,672
   Dividends declared                                 (4,452)         (14,858)
   Write-off or reserve of affiliate notes               -           (191,354)
   Other activity, net                                 3,109             (792)
                                                  ___________      __________

   Total balance, end of period                    $   2,314       $     (617)
                                                  ___________      __________
                                                  ___________      __________

    "Dividends" includes the declaration of dividends on shares previously held by Macmillan.

    In October 1989, the Company lent $99,600 to Maxwell Communication as evidenced by the Maxwell Note at 10.5% per annum. In addition, the Company also converted $89,243 of receivables due from affiliates into the Receivable Notes of Maxwell Communication and an affiliate of Macmillan as follows: a 3 billion (Japanese yen) note of Maxwell Communication ($24,078 based on the exchange rate at December 31, 1992), a $3,300 note of MLL Holdings Ltd. (which is a subsidiary of Maxwell Communication) and a $64,568 note of Macmillan. The Maxwell Note and the dollar-denominated Receivable Notes bore interest at 10.5% per annum and the yen-denominated note of Maxwell Communication bore interest at the discount rate of the Bank of Japan plus .25%. Interest income on the Maxwell Note and the Receivable Notes was $6,798 and $15,876 in 1992 and 1991, respectively.

    As a result of Maxwell Communication filing for protection under Chapter
    11 of the U.S. Bankruptcy Code and administration in the United Kingdom, as discussed in Note 2, in 1991 the Company wrote off or provided reserves for the Maxwell Note and the Receivable Notes totalling
    $191,354. The charges recorded for the notes written off ($126,786) and the provisions for reserves ($64,568) were based on management's best estimates at that time. In addition, in 1991 the Company recorded charges totalling $4,000 representing the Company's estimated losses from cash deposits in a United Kingdom bank which such bank seized to offset debts it was owed by certain Maxwell Communication related companies as part of a credit facility, and the estimated costs for other Maxwell Communication related matters. In 1992, the Company received $975 from Midland Bank plc as a partial settlement for such loss and in January 1993, the Company's claim against Maxwell Communication as subrogee of Midland Bank plc arising from such loss less the partial settlements was admitted for all purposes by the U.S. and U.K. bankruptcy authorities pursuant to the Disengagement Agreements. In addition, the Company incurred $1,356 net additional Maxwell and Merger related costs in 1992. These amounts are included in the Consolidated Statements of Operations as "Non-recurring Maxwell and Merger related charges."

    During the first quarter of 1991, the Company elected to participate in the Macmillan Cash Management Investment Program whereby up to a maximum of 50% of the Company's investable excess cash would be invested in an unsecured demand note of Macmillan. The Company made an initial investment of $25,000 and earned interest of $1,689 in 1991. Interest rates during the year ranged from 7.5% to 16.0%. The balance of the Company's excess cash was invested in its own cash management program. All funds were withdrawn from the Program as of December
    31, 1991.

    In March 1991, the Company and several of its subsidiaries agreed in principle to license certain trademarks, self-teaching materials, and copyrighted publications to Maxwell MultiMedia, Limited, a joint venture between Maxwell Communication and N.V. Philips. Also, several of the Company's subsidiaries agreed in principle to license certain trademarks, self-teaching materials and copyrighted publication to Sphere, Inc., an affiliate of Maxwell Communication, for the development, manufacture and sale of an educational foreign-language computer game. It is not anticipated that either of these agreements will be material to the Company's business.

12. Capital Stock

    Preferred Stock

    The holders of the Preferred Stock were entitled to quarterly dividends at the quarterly rate, the lesser of 1.75% of $180,000 liquidation preference of such shares (i.e. $12,600 annually) or the quarterly rate which resulted in the aggregate dividends on all shares of the Preferred Stock being equal to the Company's after-tax income during the preceding quarter from the Maxwell Note and the Receivable Notes.

    As a result of the payment defaults of the Maxwell Note and certain Receivable Notes and the recording of the write-offs and reserves in the Company's 1991 Consolidated Statement of Operations with respect to such Notes, no dividends were paid on the Preferred Stock during 1992 and 1993.

    The Preferred Stock was redeemed in 1993 in connection with the Merger.

13. Stock Option and Incentive Plans

    During 1989, the Company established the 1989 Stock Option and
    Incentive Plan (the "Plan") which authorized the issuance of up to 2,000,000 shares of common stock. The Plan authorized the issuance of various stock incentives to officers and key employees, including options, stock appreciation rights, restricted stock, deferred stock and certain other stock-based incentive awards. The options were to expire ten years from the date of grant and were exercisable as determined by the committee established to administer the plan.

    A summary of the activity related to the Company's Plan follows:

                                                  Shares    Price per Share
                                                  _______   _______________

     Options outstanding at January 1, 1991       552,000   $ 14.50  -  $17.125
     Granted                                      195,000   $ 17.875 -  $18.625
     Exercised                                     (4,000)  $ 16.50
     Cancelled                                    (36,000)  $ 16.50
                                                  _______

     Options outstanding at December 31, 1991     707,000   $ 14.50  -  $18.625
     Granted                                      320,000   $ 17.25  -  $18.00
     Exercised                                       -
     Cancelled                                    (26,500)  $ 17.875 -  $18.625
                                                  ________

     Options outstanding at December 31, 1992   1,000,500   $ 14.50  -  $18.625
     Exercised                                     (6,000)  $ 16.50
     Cancelled                                    (10,000)  $ 16.50  -  $18.00
     Merger-related liquidation                  (984,500)  $ 14.50  -  $18.625
                                                  _______

     Options outstanding at December 31, 1993         -              -
                                                  _______
                                                  _______

     Options exercisable at December 31, 1992     336,500   $ 14.50  -  $18.625
                                                  _______

     Options exercisable at December 31, 1991     200,400   $ 14.50  -  $18.625
                                                  _______
                                                  _______

At January 1, 1991, 80,000 restricted shares to key employees were outstanding. The resale restrictions on these shares lapsed in equal installments over five years commencing from date of grant. Deferred compensation in the amount of $1,357, equivalent to the market value of the common stock at the date of grant times the number of shares granted, was charged to Shareholders' Equity as unearned compensation, and was being amortized over the service period. During 1991, 5,000 shares were issued and 10,000 shares were cancelled. During 1992, 3,000 shares were cancelled and 3,500 shares sold. During 1993, prior to the Merger, 2,000 shares were sold.

All outstanding options and restricted shares were liquidated on February 8, 1993, in connection with the Merger. See Note 2.

During 1991, the Company established the Non-Employee Directors Stock
Plan ("Directors' Stock Plan") to provide non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. The Directors' Stock Plan, in which participation was elective for non-employee Directors, limited the benefits paid in the form of stock to 50% of the annual retainer. All deferred amounts outstanding under the Director's Stock Plan were settled in connection with the Merger.

On December 2, 1993, the Board of Directors of the Company approved the Long-Term Executive Incentive Compensation Plan and the Short-Term
Executive Incentive Compensation Plan (the "Long-Term Plan" and "Short-
Term Plan", respectively). The Long-Term Plan, having an effective date of January 1, 1994, provides for potential cash awards in 1999 to key executive employees if certain financial goals and/or stock price appreciation are achieved for the five year period ending December 31, 1998. The Short-Term Plan, commencing with the 1993 calendar year, provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. The Company is not required to establish any fund or to segregate any assets for payments under the Long-Term Plan or the Short-Term Plan.

The Company has severance agreements with six key employees which generally provide that if the Company were to terminate the employee's employment other than for cause or if the employee was to terminate his employment for reasons specified in the agreements, the employee would receive amounts equal to his annual base salary, (except for one employee who will receive two times his annual salary and one employee who will receive two times his annual salary until August 1995, but one time thereafter), plus a pro-rata share of the Company's bonus plan award. The agreements also provide for the continuation of certain benefits. Four of these agreements are in effect for 18 months following a change in control occurring at any time within two years from the date of these agreements. The remaining two agreements,not dependent on a change in control, extend beyond this 18 month period. The maximum contingent liability under such agreements in approximately $2,000.

The Company also has a consulting agreement with its former Chief
Operating Officer which provides, subject to certain conditions, for payments totalling $220 over the two-year period ended August 31, 1995.

14. Thrift and Retirement Plans

    Through December 31, 1991, the Company was included in the Macmillan
    Thrift and Retirement Plan (the "Macmillan Plan"), which covered substantially all of its domestic employees. The retirement portion of the Macmillan Plan provided for the Company to make regular contributions based on salaries of eligible employees. The thrift portion of the Macmillan Plan, in which employee participation was elective, provided for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment were based on vested amounts credited to individual accounts.

    Effective December 31, 1991, the Company withdrew from the Macmillan
    Plan and established the Berlitz International, Inc. Retirement Plan (the "Berlitz Plan") which covers substantially all of its domestic employees and provides substantially the same terms as the Macmillan Plan. The Company's transfer of the assets from the Macmillan Plan to the Berlitz Plan occurred subsequent to the March 31, 1992 valuation.

    In addition, certain foreign operations have other defined contribution benefit plans. Total expense with respect to all benefit plans was $1,417, $121, $1,267, and $1,041, for the period from February 1, 1993 to December 31, 1993, the period from January 1, 1993 to January 31, 1993, and the years ended December 31, 1992 and 1991, respectively.

    The company does not provide health care or insurance coverage or other post retirement benefits other than pensions to retirees. Therefore, adoption of SFAS No. 106 "Postretirement Benefits other than Pensions" has no effect on the Company's consolidated financial statements.

    In November 1992, the FASB issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits". This standard is effective in 1994 and establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirment. The Company believes that the adoption of this standard will have no effect on its consolidated financial statements.


15. Business Segment and Geographic Area Information

    The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Prior to 1992, the Translation Services business was not significant to the Company, and therefore the 1991 presentation of operating profit (loss) capital expenditures, depreciation and amorization and identifiable assets, where not practicable, has not been restated. The Company now considers the Translation Services business to be significant enough to warrant being identified as a separate operating segment for financial reporting purposes. Intersegment and intergeographical sales are not significant.

    General corporate identifiable assets are principally property and equipment. Depreciation and amortization relates to property and equipment, excess of cost over net assets acquired and publishing rights.


                                                    Post-Merger                                  Pre-Merger
                                                    ___________       ___________________________________________________________
                                                    Period from           Period from
                                               February 1, 1993       January 1, 1993            Year Ended            Year Ended
                                                to December 31,        to January 31,          December 31,          December 31,
Business Segments                                          1993                  1993                  1992                  1991
                                                _______________      ________________      ________________      ________________

Sales of services and products:
  Language Instruction                          $       207,692      $         15,875      $        233,424      $        220,882
  Translation Services                                   32,720                 2,971                32,358                23,410
                                                _______________      ________________      ________________      ________________

     Total Language Services                            240,412                18,846               265,782               244,292
  Publishing                                             11,657                   762                15,538                15,479
                                                _______________      ________________      ________________      ________________

     Total                                      $       252,069      $         19,608      $        281,320      $        259,771
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      ________________
Operating profit (loss):
Language Instruction                            $        12,266      $          (814)      $         19,031
  Translation Services                                      932                   219               (2,098)
                                                _______________      ________________      ________________

     Total Language Services                             13,198                 (595)                16,933      $         24,551
  Publishing                                              (389)                 (240)                   409                 1,197
                                                _______________      ________________      ________________      ________________

     Total                                               12,809                 (835)                17,342                25,748

  Worldwide corporate expenses                          (9,503)                 (627)               (7,331)               (5,081)
                                                _______________      ________________      ________________      ________________

     Total                                      $         3,306      $         (1462)      $         10,011      $         20,667
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      ________________
Capital expenditures:
  Language Instruction                          $         4,600      $            481      $          7,594
  Translation Services                                      709                    26                 1,090
                                                _______________      ________________      ________________

    Total Language Services                               5,309                   507                 8,684      $          5,195
  Publishing                                              1,700                   48                 1,878                   952
                                                _______________      ________________      ________________      ________________

     Total                                                7,009                   555                10,562                 6,147
  General corporate                                         680                     5                   592                   290
                                                _______________      ________________      ________________      ________________

     Total                                      $         7,689      $            560      $         11,154      $          6,437
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      ________________
Depreciation and amortization:
  Language Instruction                          $        13,756      $          1,127      $         13,344
  Translation Services                                    1,695                    80                 1,118
                                                _______________      ________________      ________________

    Total Language Services                              15,451                 1,207                14,462      $         13,580
  Publishing                                              1,295                   146                 1,509                   959
                                                _______________      ________________      ________________      ________________

     Total operating segments                            16,746                 1,353                15,971                14,539
  General corporate                                         309                    23                   264                   188
                                                _______________      ________________      ________________      ________________

     Total                                      $        17,055      $          1,376      $         16,235      $         14,727
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      _______________



                                                                         December 31,
                                                __________________________________________________________

                                                           1993                 1992                  1991
                                                _______________      ________________     ________________

Identifiable assets:
  Language Instruction                          $       516,726      $       400,405
  Translation Services                                   21,757               22,722
                                                _______________      ________________

   Total Language Services                              538,483              423,127      $       446,365
  Publishing                                             31,197               32,677               32,273
                                                _______________      ________________      ______________

     Total operating segments                           569,680              455,804              478,638
  General corporate                                         792                  779                  458
                                                _______________      ________________      _______________

     Total                                      $       570,472      $       456,583      $       479,096
                                                _______________      ________________      ________________
                                                _______________      ________________      ________________




                                                    Post-Merger                                  Pre-Merger
                                                    ___________     _____________________________________________________________
                                                    Period from           Period from
                                               February 1, 1993       January 1, 1993            Year Ended            Year Ended
                                                to December 31,        to January 31,          December 31,          December 31,
Geographic Areas                                           1993                  1993                  1992                  1991
                                                _______________      ________________      ________________      ________________

Sales of services and products:
  North America                                 $        71,001      $          5,436      $         76,006      $         64,815
  Western Europe                                         50,972                 4,654                65,268                63,461
  Central/Eastern Europe                                 44,153                 3,757                49,258                43,453
  East Asia                                              58,853                 4,167                66,234                67,770
  Latin America                                          27,090                 1,594                24,554                20,272
                                                _______________      ________________      ________________      ________________

     Total                                      $       252,069      $         19,608      $        281,320      $        259,771
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      ________________
Operating profit (loss):
  North America                                 $         9,860      $            243      $         10,068      $          9,117
  Western Europe                                             38                 (231)               (1,733)                 1,954
  Central/Eastern Europe                                    670                 (126)                 2,149                 2,780
  East Asia                                             (1,904)                 (814)                 2,312                 7,923
  Latin America                                           4,145                    93                 4,546                 3,974
                                                _______________      ________________      ________________      ________________

     Total operating segments                            12,809                 (835)                17,342                25,748
  Corporate expenses - North America                    (9,503)                 (627)               (7,331)               (5,081)
                                                _______________      ________________      ________________      ________________

     Total                                      $         3,306      $        (1,462)      $         10,011      $         20,667
                                                _______________      ________________      ________________      ________________
                                                _______________      ________________      ________________      ________________


Amortization of publishing rights and excess of cost over net assets acquired, included in operating profit (loss) in the period from February 1, 1993 to December 31, 1993, the period from January 1, 1993 to January 31, 1993, and the years ended December 31, 1992 and 1991, amounted to $3,414, $204, $2,452 and $2,453 for North
America; $1,656, $189, $2,263 and $2,263 for Western Europe;
$1,409, $102, $1,229 and $1,229 for Central/Eastern Europe; $3,382,
$308, $3,697 and $3,697 for East Asia and $1,690, $69, $822 and
$822 for Latin America.

Merger-related restructuring costs, included in operating profit (loss) in the Post Merger period from February 1, 1993 to December 31,
1993, amounted to $122 for North America; $830 for Western
Europe; $260 for Central/Eastern Europe; $2,826 for East Asia; $50 for Latin America, and $720 for Corporate Expenses-North America.
No Merger-related restructuring costs were incurred in the Pre-
Merger periods.




                                                            December 31,
                                     _________________________________________________________

                                                1993                 1992                 1991
                                     _______________      _______________      _______________

Identifiable assets:
  North America                      $       171,039      $       119,284      $       116,432
  Western Europe                              88,951              100,339              125,229
  Central/Eastern Europe                      70,746               54,359               48,700
  East Asia                                  161,334              146,087              153,094
  Latin America                               78,402               36,514               35,641
                                     _______________      _______________      _______________

     Total                           $       570,472      $       456,583      $       479,096
                                     _______________      _______________      _______________
                                     _______________      _______________      _______________

16.       Quarterly Financial Data (unaudited)



                                                                              Three Months Ended
                                            ________________________________________________________________________________

                                              March 31 (1)         June 30      Sept 30 (3)     Dec 31 (3)        Year (1)
                                              ____________    ____________     ____________    ___________       ___________

1993:
Sales of services and products                $   69,012      $    73,485      $    68,201     $     60,979      $   271,677
Operating profit (loss)                            1,473            2,270            (670)          (1,229)            1,844
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle                          7,205               24          (3,377)          (3,778)               74
  Income (loss) available to
           common shareholders                     2,584              531          (3,361)          (1,772)          (2,018)
     Earnings (loss) per  common share (2)    $     0.26      $      0.05      $    (0.33)     $     (0.18)      $    (0.20)
                                              ____________    ____________     ____________    ___________       ___________
                                              ____________    ____________     ____________    ___________       ___________




                                                                                Three Months Ended
                                               _________________________________________________________________________________

                                                   March 31         June 30      September 30        December 31            Year
                                               ____________    ____________    ______________    _______________    ____________

         1992:
         Sales of services and products        $     68,309    $     72,579    $       69,606    $        70,826    $    281,320
         Operating profit                             4,406           4,208             1,211                186          10,011
         Income (loss) before income taxes            6,349           4,274             2,008            (3,143)           9,488
         Income (loss) available
           to common shareholders                     4,405           2,882               678            (3,924)           4,041
         Earnings (loss) per common share      $       0.23    $       0.15    $         0.04    $        (0.21)    $       0.21


 (1) Gives effect to the combination of the results of the Company for the Pre-Merger and Post-Merger periods.
 (2) Assumes 10,031,000 shares of common stock outstanding.
 (3) Reflects effects of Merger-related restructuring adjustments. Refer to Note 2.


                          BERLITZ INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                 Schedule VIII

                                              Balance at       Charged to                                               Balance
                                               Beginning         Cost and                                             at End of
                                                 of Year         Expenses    Deductions (1)         Other (2)          of Year
                                          ______________    _____________    ______________    ______________    ______________

Allowances for doubtful accounts:

     Year Ended December 31, 1993 (4)     $        2,910    $       1,116    $      (1,367)    $         (93)    $       2,566
                                          ______________    _____________    ______________    ______________    ______________
                                          ______________    _____________    ______________    ______________    ______________

     Year Ended December 31, 1992         $        3,229    $         719    $        (769)    $        (269)    $       2,910
                                          ______________    _____________    ______________    ______________    ______________
                                          ______________    _____________    ______________    ______________    ______________

     Year Ended December 31, 1991         $        2,427    $         892    $         (49)    $         (41)    $       3,229
                                          ______________    _____________    ______________    ______________    ______________
                                          ______________    _____________    ______________    ______________    ______________


(1) Represents principally net losses incurred in the ordinary course of business and chargeable against the allowance.

(2)      Represents principally foreign currency translation.

(3)      See Notes 2 & 11 regarding the Maxwell Note and the Receivable Notes.

(4) Gives effect to the combination of the changes in the allowance for doubtful accounts of the Company for the Pre-Merger and Post-Merger periods of the year ended December 31, 1993.

                       BERLITZ INTERNATIONAL, INC.
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                             (in thousands)



                               Schedule X



                                Year Ended December 31,
                        _____________________________________

                        1993 (1)          1992           1991
                        ________      _________       ________

Advertising Costs       $ 12,933      $  13,233       $ 11,369
                        ________      _________       ________
                        ________      _________       ________



Taxes other than payroll and income taxes, royalties and maintenance, and repairs are less than 1% of sales of services and products.

(1) Gives effect to the combination of advertising costs incurred for the Pre-Merger and Post-Merger periods of the year ended December 31, 1993.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.




                          PART III




ITEM 10.  Directors and Executive Officers of the Registrant


The information required by Item 401 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Part I of this Form 10-K. The information required by Item 405 of Regulation S-K with respect to directors and executive officers of the Company will be set forth in Amendment #1 to this Form 10-K.


ITEM 11.  Executive Compensation

The information required by this item will be set forth in Amendment #1 to this Form 10-K.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

The information required by this item will be set forth in Amendment #1 to this Form 10-K.


ITEM 13.  Certain Relationships and Related Transactions

The information required by this item will be set forth in Amendment #1 to this Form 10-K.

                           PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

A.  Index to Financial Statements and Financial Statement Schedules

            1.  Financial Statements

            2.  Financial Statement Schedules

The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 32.

            3.  Exhibits

            All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

Exhibit No.

2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 9, 1992, among the registrant, Fukutake Publishing Co., Ltd. and BAC, Inc. Exhibit 1 to the registrant's Form 8-K, dated December 9, 1992, is incorporated by reference herein.

3.1 Restated Certificate of Incorporation of the registrant filed with the State of New York on December 11, 1989. Exhibit 3.4 to Registration Statement No. 33-31589 is incorporated by reference herein.

3.2 Certificate of Merger of BAC, Inc. into the registrant (including amendments to the registrant's Certificate of Incorporation), filed with the State of New York on February 8, 1993. Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

4.1         Specimen Certificate of Old Common Stock with Legend.  Exhibit
            4.3 to the Company's Form 10-K for the fiscal year ended December 31, 1991 is incorporated by reference herein.

4.2 Specimen Certificate of Common Stock. Exhibit 4.1 to Registration Statement No. 33-56566 is incorporated by reference herein.

4.5 Amended and Restated Safeguard Rights Agreement between the registrant and United States Trust Company of New York. Exhibit 1 to the Company's Form 8-K, dated March 6, 1992, is incorporated by reference herein.

10.1 Credit Agreement, dated as of January 29, 1993, among the registrant, the several lenders from time to time party thereto and Chemical Bank as Agent. Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.2 Form of Senior Note Agreement, dated as of January 29, 1993, among the registrant and each institutional lender party thereto.
            Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.3 Amended and Restated Tax Allocation Agreement among the registrant, Macmillan, Inc. and Macmillan School of Publishing Holding Company, Inc., dated as of October 11, 1989. Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.4 Agreement among the registrant, Berlitz Financial Corporation, The Berlitz School of Language (Japan) Inc., The Berlitz Schools of Languages Limited and Maxwell Communication Corporation plc, dated January 8, 1993. Exhibit 1 to the Company's Form, 8-K, dated January 7, 1993, is incorporated by reference herein.

10.5 Agreement among the registrant, Berlitz Financial Corporation, Macmillan, Inc. and Macmillan School Publishing Holding
            Company, Inc., dated January 8,1993. Exhibit 2 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.6 Escrow Agreement among the registrant, Maxwell Communication Corporation plc, the beneficiaries named therein and IBJ Schroder Bank & Trust Company, dated as of January 29, 1993. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.7 Settlement Agreement between the registrant and Macmillan, Inc., dated January 8, 1993. Exhibit 3 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.8 Distribution Agreement between the registrant and Macmillan, Inc., dated as of October 11, 1989. Exhibit 10.19 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.9 Distribution Agreement between the registrant and Collier Macmillan Canada, Inc., dated as of October 11, 1989. Exhibit 10.4 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.10 $99.6 million Term Note pursuant to Term Loan Agreement between the registrant and Maxwell Communication Corporation plc dated November 27, 1989. Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.11       3 billion (Japanese yen) Receivable Note from Maxwell
            Communication Corporation plc dated December 4, 1989.  Exhibit
            10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.12 $64,568,000 Receivable Note from Macmillan, Inc. dated October 1, 1989. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.13 $3.3 millon Receivable Note from MLL Holdings Limited dated October 1, 1989. Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.14 Short Term Executive Incentive Compensation Plan. Exhibit 10.12 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.15 1989 Stock Option and Incentive Plan. Exhibit 10.13 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.16 1993 Long-Term Executive Incentive Compensation Plan. Exhibit 1 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.17 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.18 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.19       Letter Agreement, dated October 19, 1990, with Robert Minsky.
            Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.20 Employment Agreement, dated April 27, 1992, between the registrant and Robert Minsky. Exhibit 10.18 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.21* Employment Agreement, dated October 1, 1993, between the registrant and Robert Minsky.

10.22       Berlitz International, Inc. Non-Employee Directors' Stock Plan.
            Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.23 Shareholders' Agreement among Berlitz Languages, Inc., Fukutake Publishing Co., Ltd. and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.24 Amendment No. 1 to Shareholders' Agreement among Berlitz Languages, Inc., Fukutake Publishing Co., Ltd. and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's

            Annual Report on Form 10-K for the fiscal year ended December
            31, 1990 is incorporated by reference herein. Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.25 Stock Purchase Agreement, dated as of November 8, 1990, between Berlitz Languages, Inc., the registrant and Fukutake Publishing Co., Ltd. Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.26 Form of Indemnification Agreement between the registrant and each of Robert Maxwell, Kevin Maxwell, Martin E. Maleska and David
            H. Shaffer.  Exhibit 10.20 to the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.27 Form of Amended and Restated Indemnification Agreement between the registrant and each of Elio Boccitto, John Brademas, Rozanne L. Ridgway, Joe M. Rodgers, Robert Minsky and Rudy G. Perpich.
            Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.28 Amended and Restated Indemnification Agreement between the registrant and Hiromasa Yokoi. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.29 Form of Indemnification Agreement between the registrant and each of Soichiro Fukutake, Owen Bradford Butler, Susumu Kojima, Saburou Nagai, Edward G. Nelson, Makoto Sato and Aritoshi Soejima. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.30 Form of Indemnification Agreement between the registrant and each of Jose Alvarino, Manuel Fernandez, Paul Gendler, Robert C. Hendon, Jr., Henry James, Jacques Meon, Michael Mulligan, Kim Sonne, Anthony Tedesco and Wolfgang Wiedeler. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.31       Letter Agreement, dated July 18, 1990, with Michael J. Mulligan.
            Exhibit 10.21 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.32 Employment Agreement, dated as of December 23, 1991, between the registrant and Joe M. Rodgers with acknowledgement letter attached. Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 is incorporated by reference herein.

10.33 Employment Agreement dated December 4, 1992 between the registrant and Lyle Beasley. Exhibit 10.29 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.34 Employment Agreement dated December 4, 1992 between the registrant and Robert C. Hendon, Jr. Exhibit 10.30 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.35 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.36* Letter Agreement, dated July 14, 1993, between the registrant and Elio Boccitto.

10.37* Employment Agreement, dated June 15, 1993, between the registrant and Anthony Tedesco.

10.38* Employment Agreement, dated February 6, 1992, between the registrant and Manual Fernandez

11 Statement regarding computation of per share earnings. Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

21 List of principal subsidiaries of the registrant. Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

23 Consent of Coopers & Lybrand. Exhibit 24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.


* Filed herewith.

B.          Reports on Form 8-K:

A Form 8-K was filed on December 2, 1993, relating to the Company's Long-Term and Short-Term Executive Incentive Compensation Plans.

            SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
            REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
            ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
            SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


            As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Berlitz International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BERLITZ INTERNATIONAL, INC.

                              By:/s/  HIROMASA YOKOI
                                        Hiromasa Yokoi
                                        Vice Chairman of the Board,
                                        Chief Executive Officer and President

Dated:  March 31, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  SOICHIRO FUKUTAKE    Chairman of the Board               March 31, 1994
     Soichiro Fukutake

/s/  HIROMASA YOKOI       Vice Chairman of the Board,         March 31, 1994
     Hiromasa Yokoi       Chief Executive Officer,
                          and President
                          (Principal Executive Officer)

/s/  SUSUMU KOJIMA        Executive Vice President,          March 31, 1994
     Susumu Kojima        Corporate Planning and Director

/s/  ROBERT MINSKY        Executive Vice President,           March 31, 1994
     Robert Minsky        Chief Financial Officer and Director
                          (Principal Financial Officer)

/s/  MANUEL FERNANDEZ     Executive Vice President and        March 31, 1994
     Manuel Fernandez     Director

/s/  HENRY D. JAMES       Vice President and Controller       March 31, 1994
     Henry D.James        (Principal Accounting Officer)

                          Director                            March 31, 1994
     Owen B. Butler

/s/  SABUROU NAGAI        Director                            March 31, 1994
     Saburou Nagai

/s/  EDWARD G. NELSON     Director                           March 31, 1994
     Edward G. Nelson

/s/  ARITOSHI SOEJIMA     Director                           March 31, 1994
     Aritoshi Soejima