Form 10-K/A
BERLITZ INTERNATIONAL INC
filed 1994-04-29
CIK 856529

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A
                              AMENDMENT #1

   THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT
                 TO RULE 901(d) OF REGULATION S-T

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this amendment to Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE :

Part III: Those portions of registrant's 1993 Form 10-K which are incorporated into Item 10.

                              PART III


ITEM 10.  Directors and Executive Officers of the Registrant


The information required by Item 401 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December
31, 1993, incorporated by reference herein.  The information required by
Item 405 of Regulation S-K with respect to directors and executive officers of the Company is set forth in Item 12 to this Form 10-K/A, Amendment #1.




ITEM 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

On December 9, 1992, the Company and Fukutake Publishing Co., Ltd. ("Fukutake") entered into an amended and restated merger agreement (the "Merger Agreement") pursuant to which Fukutake agreed to acquire, through a merger of the Company with an indirect wholly-owned U.S. subsidiary (the "Merger"), approximately 67% of the outstanding new common stock, par value $.10 per share, of the Company (the "New Common"). The compensation disclosed below incorporates amounts received by executive officers as a result of the Merger.

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to each of the Chief Executive Officer
("CEO") and certain executive officers during the fiscal years ended
December 31, 1993, 1992 and 1991 for services rendered in all capacities to the Company and its subsidiaries. The compensation disclosed below pertains to a) all individuals who served as the Company's CEO during the fiscal year ended December 31, 1993, b) to certain executive officers serving at the end of the fiscal year ended December 31, 1993 and c) to certain former executive officers, as required by Item 402 of Regulation S-K (collectively, the "Named Executive Officers").

                                                                     3



                                             SUMMARY COMPENSATION TABLE

                                                                                                        Long-Term
                                                                                                        Compensation
                                                                                                          Awards (11)
                                Annual Compensation                                                     _____________
_________________________________________________________________________________________

Name and                                                                        Other Annual             Options/      All Other
Principal Position                Year        Salary                 Bonus      Compensation (10)        SARs (12)   Compensation
                                               ($) (9)                ($)             ($)                (#)          ($) (13)
_________________________________________________________________________________________________________________________________

Hiromasa Yokoi (1)                1993        271,058                None           10,000                  None          None
Vice Chairman of the Board,       1992           -                    -               -                     -                -
CEO and President                 1991           -                    -               -                     -                -

Susumu Kojima (2)                 1993        143,962                None           14,000                  None          None
Executive Vice                    1992           -                    -               -                     -                -
President                         1991           -                    -               -                     -                -

Manuel Fernandez (3)              1993        157,400                30,000         10,494                  None          404,681
Executive Vice                    1992        141,800                None             -                     8,000           6,517
President                         1991        132,800                29,590           -                     7,500           6,502

Robert Minsky (4)                 1993        177,723                30,000         None                    None          287,902
Executive Vice                    1992        172,425                None           16,024                  8,000          11,215
President and Chief               1991        163,750                49,500         None                    10,000          2,063
Financial Officer

Anthony Tedesco (5)               1993        153,000                23,000         28,200                  None          400,207
Vice                              1992        128,620                60,000         None                    7,000           7,209
President                         1991        124,439                36,900         None                    7,500           8,089

Joe M. Rodgers (6)                1993         34,615                None           None                    None          608,730
Former CEO                        1992        300,000                None           None                    90,000         None
                                  1991         11,538                None           None                    None           None

Elio Boccitto (7)                 1993        182,769                None           None                    None        1,359,631
Former President                  1992        215,000                None           None                    15,000         13,990
                                  1991        195,000                60,000         None                    20,000         13,150

Jacques Meon (8)                  1993        118,400                None           31,315                  None          800,683
Former Vice                       1992        179,984                None           52,186                  8,000           1,374
President                         1991        161,498                50,700         50,150                  7,500           1,200


(1) Mr. Yokoi joined the Company as an officer in 1993 and his base salary of $355,000 became effective April 1, 1993. Therefore, amounts shown for him for 1993 reflect less than a full year of compensation. Mr. Yokoi's salary increased to $361,000 effective August 30, 1993 and to $404,000 effective January 1, 1994. During 1991 and 1992, Mr. Yokoi was not employed by the Company but served as a Director; however, there was no compensation paid to or earned by him in respect of such years.

(2) Mr. Kojima joined the Company as an officer in 1993 and his base salary of $190,000 became effective on April 1, 1993. Therefore, amounts shown for him for 1993 reflect less than a full year of compensation. Mr. Kojima's salary increased to $200,000 effective January 1, 1994. During 1991 and 1992, Mr. Kojima was not employed by the Company and, accordingly, there is no compensation information to report for him in respect of such years.

(3) Mr. Fernandez's base salary increased from a base salary of $135,300 effective April 1, 1991 to $143,418 effective April 1, 1992, to $185,000 effective August 30, 1993, and to $207,200 effective January 1, 1994. Mr. Fernandez's 1993 percentage increase in base salary is based on the additional responsibilities he assumed as a result of his promotion to Executive Vice President
           - Language Services from Vice President - European Operations.

(4) Mr. Minsky's salary increased from a base salary of $165,000 effective April 1, 1991 to $174,900 effective April 1, 1992, to $178,000 effective August 30, 1993, to $185,000 effective October 4, 1993, and to $207,200 effective January 1, 1994.

(5) Mr. Tedesco's salary increased from a base salary of $123,000 effective April 1, 1991 to $130,380 effective April 1, 1992, to $185,000 effective July 17, 1993, and to $192,000 effective January 1, 1994. Mr. Tedesco's 1993 percentage increase in base salary is disproportionate to those of other executive officers based on his relocation from the United States to Japan and to his assumption of responsibilities as Vice President - East Asian Operations. A significant portion of Mr. Tedesco's salary after July 17, 1993 is paid in yen.

(6) Mr. Rodgers resigned from the Company effective February 8, 1993, the date on which the consummation of the Merger occurred. Therefore, amounts shown for him for 1993 reflect less than two months' compensation. Mr. Rodgers joined the Company as an officer in December 1991. Therefore, amounts shown for him for 1991 reflect less than one month's compensation.

(7)        Mr. Boccitto retired from the Company effective August 31, 1993.
           Therefore, amounts shown for him for 1993 represent less than a full year's compensation. Mr. Boccitto's base salary increased from $200,000 effective April 1, 1991 to $220,000 effective April 1, 1992.

(8)        Mr. Meon resigned from the Company effective July 16, 1993.
           Therefore amounts shown for him for 1993 represent less than a full year's compensation. Mr. Meon's base salary increased from $165,865 in 1991 to $184,691 effective April 1, 1992. A significant portion of Mr. Meon's salary was paid in yen.

(9)        Amounts shown represent base salary earned in the respective years.

(10) Other Annual Compensation for Mr. Yokoi and Mr. Kojima represents monthly housing allowances, of $2,500 and $3,500, respectively, effective beginning September 1, 1993. For Mr. Fernandez, this column represents a relocation allowance of $10,494, paid by the Company in 1993. For Mr. Tedesco, $28,200 was paid, representing housing allowance and relocation expense reimbursement. For Mr. Meon, $31,315 was paid, representing housing allowance.

(11) The column designated by the SEC to report Long-Term Incentive Plan Payouts has been excluded because the Company had no performance-based long-term compensation plans for employees effective during any portion of fiscal years 1993, 1992 or 1991.

           The Compensation Committee of the Company's Board of Directors approved a long-term incentive plan, effective January 1, 1994, as discussed in the Compensation Committee report under "Long-Term Executive Incentive Compensation Plan".

           The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1993, 1992 or 1991. Prior to the Merger, all restricted stock awards had vested in twenty percent increments over a five year period commencing on the first anniversary of the date of grant. Shareholders of restricted stock received dividends at the same rate and at the same time as shareholders of common stock of the Company. In connection with the Merger on February 8, 1993, all restrictions on shares of restricted stock lapsed, as discussed below. Consequently, there are no New Common restricted shares outstanding at December 31, 1993.

(12) The awards set forth in this column are of grants of stock options only. The Company has not granted SARs to any of the Named Executive Officers during fiscal years 1993, 1992, and 1991.

(13) The amounts reported in this column for the fiscal year 1993 include consideration paid to Named Executive Officers for the settlement of stock options and restricted stock in accordance with the Merger Agreement, valued as follows: Mr. Fernandez, $397,208; Mr.
           Minsky, $276,350; Mr. Tedesco, $391,691; Mr. Rodgers, $564,030;
           Mr. Boccitto, $1,094,038; and Mr. Meon, $467,378. The amounts reported for fiscal 1993 also include severance-related payments for Mr. Rodgers, Mr. Boccitto, and Mr. Meon of $44,700, $220,000, and $332,097, respectively. In addition, consulting payments to Mr. Boccitto of $36,384 are included for 1993. Furthermore, the amounts reported include contributions made by the Company for the accounts of the Named Executive Officers pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"). For fiscal 1993, such contributions were as follows: Mr. Fernandez, $3,449; Mr. Minsky, $5,332; Mr. Tedesco, $3,907; and Mr. Boccitto, $4,315. The amounts reported also include contributions made by the Company for the accounts of the Named Executive Officers pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan. During fiscal year 1993, such contributions were as follows: Mr. Fernandez, $4,024; Mr. Minsky, $6,220; Mr. Tedesco, $4,609; and Mr. Boccitto, $4,894. The amount reported for Mr. Meon also includes $1,208, representing contributions made by the Company during fiscal year 1993 to the retirement plan of The Berlitz Schools of Languages, Inc. (Japan) ("Berlitz-Japan").


Stock Options, Restricted Stock and Stock Appreciation Rights

There were no grants of stock options or restricted stock to the Named Executive Officers during fiscal year 1993 under the Berlitz International, Inc 1989 Stock Option and Incentive Plan (the "Stock Option Plan"). In addition, as indicated under the Summary Compensation Table above, although Stock Appreciation Rights ("SARs") are authorized under the Stock Option Plan, the Compensation Committee (or the Awards Committee, as the case may be) did not grant SARs to any of the Named Executive Officers during the fiscal years ended December 31, 1993, 1992 and 1991.

Pursuant to the Merger Agreement and the Stock Option Plan, on February 8, 1993, each outstanding option became fully vested and was converted into the right to receive (i) 0.165 share of New Common; (ii) $19.50 minus the exercise price of such option; and
(iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from three promissory notes issued by

Maxwell Communication Corporation plc ("MCC") and an affiliate of MCC in favor of the Company or a subsidiary of the Company
(the "Maxwell Notes"). In addition, pursuant to the terms of the Merger Agreement and the Stock Option Plan, on February 8, 1993, all restrictions on restricted stock lapsed and the holders of such shares received (i) $19.50; (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from the Maxwell Notes. In addition, holders of restricted stock received $.01 per share at such time in consideration for the redemption of the Common Share Purchase
Rights (each, a "Right") granted pursuant to the terms of the Amended and Restated Safeguard Rights Agreement, dated as of February 5, 1992, between the Company and United States Trust Company of New York (the "Rights Agreement").


Option Exercises and Holdings

The following table sets forth certain information concerning the exercise of all options and the lapse of restricted stock in accordance with the Merger Agreement. All options and restricted stock prior to the Merger were converted, as discussed above, into the right to receive certain cash and non-cash consideration pursuant to the terms of the Merger. At December 31, 1993, there were no options, restricted stock, or SARs outstanding.


                                                 Aggregated Option/SAR Exercises/Restricted Stock Lapses
                                                   in Last Fiscal Year and FY - End Option/SAR Values


                                     Options                                 Restricted Shares
                     ___________________________________        _______________________________________

                                   New Common                    Restricted
                         Options       Shares                        Shares     New Common                              Number of
                     Outstanding  Received on      Value        Outstanding         Shares        Value       Number   restricted
                        Prior to   Conversion   Realized           Prior to    Received on     Realized   of options       shares
                          Merger      (#)        ($)  (1)            Merger      Lapse (#)     ($)  (2)    at FY-End    at FY-End
                     ___________  ___________   __________      ___________    ___________     ________   __________   __________

Hiromasa Yokoi                 0            0            0                0              0            0            0            0
Susumu Kojima                  0            0            0                0              0            0            0            0
Manuel Fernandez          45,500        7,507      291,336            4,500            743      105,872            0            0
Robert Minsky             30,500        5,032      205,769            3,000            495       70,581            0            0
Anthony Tedesco           44,500        7,342      285,819            4,500            743      105,872            0            0
Joe M. Rodgers            90,000       14,850      564,030                0              0            0            0            0
Elio Boccitto            135,000       22,275      882,295            9,000          1,485      211,743            0            0
Jacques Meon              55,500        9,158      361,506            4,500            743      105,872            0            0



(1) For each option outstanding prior to the Merger, the value realized includes i) 0.165 share of New Common having a fair market value on February 8, 1993 (the date of conversion) of $15.38; ii) $19.50 minus the exercise price of such option; and iii) $1.48, representing the net proceeds from the disposition of the Company's claims on the Maxwell Notes.

(2) For each unvested restricted share outstanding prior to the Merger, the value realized includes i) 0.165 share of New Common having a fair market value on February 8, 1993
           (the date of lapse) of $15.38, ii) $19.50; iii) $1.48,
           representing the net proceeds from the disposition of the Company's claims on the Maxwell Notes; and iv) $.01 in consideration for the redemption of each Right under the Rights Agreement.

Directors Committees and Compensation of Directors

In 1993, the Board of Directors had standing Executive, Audit, Disinterested Directors, and Compensation Committees. The Company does not have a standing Nominating Committee.

The Executive Committee, during the intervals between meetings of the Board of Directors, may, with certain exceptions, exercise the powers of the Board of Directors. The Executive Committee did not meet during 1993.

The Audit Committee recommends to the Board of Directors the engagement of the independent accountants of the Company and reviews with the independent accountants the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent accountants to review matters relating to the quality of financial reporting and internal accounting control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent accountants and the Board of Directors. The Audit Committee met five times during 1993.

Initially, the Disinterested Directors Committee was established for the purpose of protecting the long-term interests of the Company and its minority shareholders by independently reviewing and monitoring all matters affecting the relationship between the Company and MCC and its affiliates. As a result of the Merger, the Disinterested Directors Committee's role was retained and reconstituted to review and monitor all matters affecting the relationship between the Company and Fukutake and its affiliates. During 1993, the Disinterested Directors Committee met in person four times, held two telephonic meetings, and took action by unanimous written consent two times.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends to the Board of Directors major compensation programs. The Compensation
Committee also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation Committee oversees and approves grants of stock options and other stock-based awards pursuant to the Stock Option Plan and the Company's Non-Employee Directors Stock Plan (the "Directors' Stock Plan"). The Committee also administers the Short-Term Executive Incentive Compensation Plan (the "Short-Term Incentive Plan") and the Long-Term Executive Incentive Compensation Plan (the "Long-Term Incentive Plan") and approves awards and discretionary bonuses under these plans. No member of the Compensation Committee is eligible to participate in the Stock Option Plan or the Short-Term Incentive Plan. During 1993, the Compensation Committee met in person three times and the Awards Committee, a subcommittee of the Compensation Committee established prior to the Merger which ceased to exist after the Merger date, took action by unanimous written consent once.

The Company's standard retainer payable to each director who is not an employee of the Company or its affiliates is $30,000 per annum plus expenses, with an additional $2,000 for each Committee meeting attended in person and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Only those directors who are also full time employees of the Company or its affiliates are eligible to participate in the health benefit plan maintained by the Company. Directors employed by the Company or its affiliates receive no compensation in consideration of their duties as directors. The outside directors earned an aggregate of approximately $131,000 as cash compensation for their services during 1993.

Pursuant to the Merger, Rozanne L. Ridgway and Rudy G. Perpich, former directors of the Company, received $10,724 and $21,449, respectively, as a result of the conversion of stock equivalents (455.968 and 911.933, respectively) which they held under the Directors' Stock Plan. There are no outstanding stock equivalents under the Directors' Stock Plan as of December 31, 1993.

The Company has entered into indemnification agreements with each director pursuant to which the Company agreed to pay any amount such director becomes obligated to pay as a result of any claims made against such director because of any alleged act or omission or neglect or breach of duty which he or she commits while acting in his or her capacity as a director and solely because of his or her being a director, subject to limitations imposed by the NYBCL.

Employment Contracts and Termination of Employment and Change of
Control Arrangements

During 1993, the Company entered into a severance agreement with Robert
Minsky, replacing all previous agreements entered into between Mr. Minsky and the Company, which provides that if Mr. Minsky is terminated other than for cause (1) at any time prior to August 8, 1995, he is to be paid two years' severance at his then current annual base salary plus a prorated amount of the award under the Company's Short-Term Incentive Plan to which he would have been entitled for both years and the continuation of certain other benefits; or
(2) at any time after August 8, 1995, such benefits would be payable for one year.

The Company also has a severance agreement with Manuel Fernandez, dated February 6, 1992, which provides that if, within 18 months following a change of control occurring at any time before February 6, 1994, the Company terminates Mr. Fernandez's employment other than for cause, Mr.Fernandez would receive amounts equal to his annual base salary for one year plus a prorated share of the award under the Company's short-term bonus plan to which he would have been entitled and the continuation of certain other benefits.

In addition, the Company entered into a severance agreement, dated June 15, 1993, with Anthony Tedesco, which provides that if, during the period which Mr. Tedesco serves as Vice President - Far East, plus two years thereafter, the Company terminates Mr. Tedesco's employment other than for cause, Mr.
Tedesco would receive amounts equal to two years' salary and the continuation of certain other benefits.

In connection with his resignation as an executive officer and director of the Company in 1993, Elio Boccitto received a severance payment of $220,000.
In addition, Mr. Boccitto entered into a consulting agreement with the Company for the two year period ending August 31, 1995 pursuant to which Mr. Boccitto receives a monthly fee of $9,167, subject to certain conditions.

The Company is a party to indemnification agreements with each director and executive officer pursuant to which the Company agrees to pay, subject to limitations imposed by the NYBCL, any amount such director or executive officer becomes obligated to pay as a result of any claims made against such director or executive officer because of any alleged act or omission or neglect or breach of duty which he or she commits while acting in his or her capacity as a director or executive officer, as the case may be.

        COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 1993

The Compensation Committee of the Board of Directors reviews and determines the compensation of the Company's executive officers. It also reviews and approves any employment, severance or similar agreements for executive officers. The Committee determines the amount, if any, of the Company's contributions pursuant to the Retirement Savings Plan, and oversees and approves grants of stock options and other stock-based awards pursuant to the Stock Option Plan and the Directors' Stock Plan. The Committee also administers the Short-Term Incentive Plan and the Long-Term Incentive Plan and approves awards and discretionary bonuses under each of such plans.

The Company seeks to compensate executive officers at levels competitive with other companies with similar annual revenues and to provide incentives for superior individual and corporate performance. Salaries are set to correspond to the mid-range of salaries paid by competitive companies. In setting compensation, the Company compares itself with companies with similar annual revenues rather than with industry peers because the Company is the only publicly-held language instruction company.

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for fiscal year 1993 follows.

Base Salary

Each executive officer receives a base salary and the potential for annual salary increases is largely based on merit from prior annual performance.

The proposed annual compensation of Company employees was discussed at two of the three Compensation Committee meetings held in 1993. Presentations by an outside consultant were given regarding the Company's current compensation and benefits plans. Among other things, the presentations included a compensation survey comparing the Company's compensation for 37 job titles to the consultant's database of comparable marketplace salary ranges and midpoints. Committee members were given sufficient time to review the consultant's presentations. Base salary recommendations were made by management for the Committee to approve. After review and consideration by the Committee of management's recommendations, the Committee approved base salary adjustments to comparable marketplace levels provided by the consultant, considering individual and Company performance. The criteria used to evaluate Company performance were salary and earnings figures, and return on equity. The Committee believes that all such criteria were accorded equal weight.


Bonuses

At the third Compensation Committee meeting, held on December 2, 1993, the Committee approved the Short-Term Incentive Plan, commencing with the 1993 calendar year, pursuant to which each executive officer is eligible for an annual bonus based upon the officer's present employment position, individual performance, and the Company's performance compared to earnings goals. The Committee believes that individual performance and Company performance are given approximately equal weight. The Short-Term Incentive Plan also permits the Committee to award discretionary cash awards to employees, who may or may not be participants under the Short-Term Incentive Plan, subject to those terms and conditions as the Committee shall determine in its sole discretion. At the December meeting, the Committee approved, after discussion, a 1993 discretionary bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Bonuses that accrued for 1993 for such executive officers ranged from 14.6% to 17.7% of their total salary.

Stock Options and Restricted Stock

The Stock Option Plan provides for the award of stock options, restricted stock and other stock-based awards to senior management of the Company. Grants under this plan are intended to provide executives with the promise of longer-term rewards which appreciate in value with favorable future performance of the Company. In determining grants of stock options and restricted stock, the Compensation Committee reviews individual performance and Company performance. The criteria used to evaluate Company performance include sales and earnings figures and return on equity. The Committee believes that all such criteria are accorded equal weight. The Committee did not approve, and the Company did not make, any grants of stock options, restricted stock, or any other stock-based award under the Stock Option Plan in 1993.


Long-Term Executive Incentive Compensation Plan


At the Compensation Committee meeting held on December 2, 1993, the
Committee approved the Long-Term Incentive Plan, effective January 1, 1994, pursuant to which officers and certain key employees are eligible to receive, for each performance unit granted to the individual by the Committee, cash awards based on Company performance and common stock price results over a five year period ending on December 31, 1998. The plan was instituted to, among other things, provide executives with a direct economic interest in meeting long-term business objectives. Performance units are granted by the Committee to each executive officer in its discretion. Criteria used to evaluate Company performance are earnings and sales figures. The weight assigned to the earnings component of Company performance is 60% and the weight assigned to the sales component of Company performance is 40%. For each performance unit granted by the Committee, each executive officer will receive a cash award based on Company performance and the Company's common stock price results from January 1, 1994 through December 31, 1998. The Long-Term Incentive Plan also contains provisions governing such awards in the event of a change of control of the Company or a "going private" transaction with Fukutake or its affiliates.


Other Compensation

The executive officers also are eligible to participate in the Pension Plan. The Pension Plan provides for the Company to make regular contributions based on salaries of eligible employees. During 1993, the Compensation Committee determined that the Company would contribute 3.5% of eligible employees' respective base salary to the Pension Plan. During 1993, the Compensation Committee also determined that matching contributions by the Company would be provided under the 401(k) Plan to all domestic employees up to a maximum of 3% of the employee's salary.

Chief Executive Officer Compensation

Subsequent to the Merger, Hiromasa Yokoi was appointed by the Board of Directors to be the CEO and Vice Chairman of the Board of the Company, effective as of February 1993. At the time, Mr. Yokoi was serving as a director of the Company and had been serving as a director of the Company since January 1991. The Company entered into an employment agreement with Mr. Yokoi, pursuant to which he was entitled to receive $355,000 per annum and certain other benefits. On August 31, 1993, Elio Boccitto resigned as President of the Company, and Mr. Yokoi assumed the additional responsibilities of President. Mr Yokoi's salary increased to $361,000 effective August 30, 1993 and to $404,000 effective January 1, 1994, based on his additional responsibilities as President.

The Compensation Committee approved and ratified the compensation paid to Mr. Yokoi for fiscal year 1993 based on Mr. Yokoi's business experience and familiarity with the Company, and his responsibilities to guide, among other things, the Company's daily affairs and the Company's long-term strategic plan in a global marketplace. The Company's 1993 performance was not a factor in determining Mr. Yokoi's 1993 compensation package. The Committee believes that Mr. Yokoi's 1993 compensation package was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

Tax Legislation

During 1993, the U.S. Internal Revenue Code was amended to limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. The legislation imposing this change is unclear on a number of critical issues, and the ultimate effect of the change on the Company and other public companies will depend to a significant extent on the implementing regulations. Proposed regulations have been issued, but these regulations are not final and also are subject to a number of interpretations. The Committee intends to continue to evaluate this change during 1994. At this time, however, the Committee and the Board of Directors have not taken action in respect of the Company's compensation policy as result of the change.


Compensation Committee Membership

Subsequent to the Merger, during 1993, the Compensation Committee consisted of Soichiro Fukutake, Edward G. Nelson, and Aritoshi Soejima. All of the views expressed by the Compensation Committee in 1993 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

                Compensation Committee for Fiscal Year 1993

                             Soichiro Fukutake
                             Edward G. Nelson
                             Aritoshi Soejima

Compensation Committee Interlocks and Insider Participation

As discussed above, subsequent to the Merger and at March 31, 1994, the Compensation Committee consisted of Soichiro Fukutake, Edward G. Nelson, and Aritoshi Soejima. None of these committee members was an officer of the Company or any of its subsidiaries during 1993.

Mr. Fukutake serves as the Chairman of the Board of the Company. In addition to his role in presiding over board meetings, Mr. Fukutake is actively involved in creating and monitoring strategies for the Company's global growth. As a result, upon recommendation of management and after discussion, the Compensation Committee, with Mr. Fukutake absent, approved the inclusion of Mr. Fukutake as a participant in the Long-Term Incentive
Plan, based upon the considerable time and effort spent by Mr. Fukutake in monitoring long-term strategies for the Company, apart from his duties as Chairman of the Board.

Aritoshi Soejima previously served as an advisor to Fukutake. He resigned such position prior to his appointment as a Disinterested Director and a member of the Compensation Committee.

Mr. Yokoi, who had been a member of the Compensation Committee prior to the Merger, was elected to the Board of Directors in January 1991 pursuant to Fukutake's acquisition of a 20% interest in Berlitz-Japan for an aggregate consideration of $27.1 million. On February 8, 1993, Mr. Yokoi was appointed CEO and Vice Chairman of the Board of the Company as a result of the Merger. He attended the Compensation Committee meeting held on February 27, 1993; however, he excused himself after roll call and, as a result, did not participate in compensation discussions or decisions. He resigned from the Compensation Committee effective as of February 28, 1993.

Performance Graph

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and two peer groups (described below) over a four-year period, beginning December 31, 1989, and ending December 31, 1993. In December 1989, the Company completed an initial public offering of approximately 8.4 million shares of common stock. See "Certain Relationships and Related Transactions" for further discussion. The total shareholder return assumes one hundred dollars invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group indices. It also assumes reinvestment of all dividends.

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. The two closest industry groups to the Company are education companies and educational publishers. Therefore, the Company has created an index of selected publicly held companies in each of these two industries. These indices have been plotted against the Company's
total shareholder return and the S&P 400 Industrial Index.   The companies
included in the education companies index are Flightsafety International, which sells primarily flight training materials, and National Education Corporation, which sells primarily technical and vocational training materials. The companies included in the educational publishing index are Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies is directly comparable to the Company, the Company believes they come under either the same broad rubric of education-related activities as the Company, in the case of the education companies index, or educational publishers, in the case of the educational publishing index.


                         Comparison of Stock Prices
         Berlitz International, Inc., the S&P 400 Industrial Index
                      and Selected Education Companies

                                   1989        1990       1991       1992        1993
Berlitz                            $100         $81       $119       $132         $83 (1)
S & P 400 Index                    $100         $96       $122       $126        $134
Education Companies                $100         $91       $100       $111        $124



                         Comparison of Stock Prices
         Berlitz International, Inc., the S & P 400 Industrial Index,
                      and Selected Educational Publishing Companies

                                   1989        1990       1991       1992        1993
Berlitz                            $100         $81       $119       $132         $83 (1)
S & P 400 Index                    $100         $96       $122       $126        $134
Educational Publishing Companies   $100         $94       $101        $90         $79


(1) As a result of the Merger, each share of the Company's common stock outstanding prior to the Merger ("Old Common") was converted into the right to receive i) $19.50; ii) 0.165 share of New Common; iii) $1.48, representing the net proceeds from the disposition of the Company's claims on the Maxwell Notes; and iv) $.01, representing consideration paid for the redemption of each Right under the Rights Agreement. As of March 18, 1994, 10,032,903 shares of New Common were outstanding. Prior to the Merger, 19,075,584 shares of Old Common were outstanding.

ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

Management Security Ownership

The following table sets forth the number and percentage of outstanding shares of New Common beneficially owned by each director, nominee, all individuals serving as the Company's chief executive officer during the fiscal year ended December 31, 1993, the four most highly compensated executive officers of the Company at December 31, 1993, two former officers, and all officers and directors serving at December 31, 1993 as a group, as of March 1, 1994. If not mentioned, the individual does not beneficially own any shares of New Common as of December 31, 1993. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                                   Amount and
                                                   Nature of
                                                   Beneficial     Percent
Title of Class        Name                         Ownership      of Class
______________        ____                         __________     ________

New Common            Manuel Fernandez              8,745         Less than 1%
New Common            Robert Minsky                 2,857         Less than 1%
New Common            Owen Bradford Butler          1,000         Less than 1%
New Common            Edward G. Nelson              1,500         Less than 1%
New Common            Anthony Tedesco               8,332         Less than 1%
New Common            Elio Boccitto                 24,750        Less than 1%
New Common            Jacques Meon                  10,395        Less than 1%

                      All Officers and
                      Directors as a Group
New Common            (14 in number)                41,408        Less than 1%
__________


To the best of registrant's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K.

Other Security Ownership

The following table sets forth the ownership by each person or group who owned of record, or was known by the Company to own beneficially more than 5% of New Common on March 18,1994.


                                                                   Percent
Title of Class          Beneficial Owner              Ownership    of Class
______________          ________________              _________    ________

New Common         Fukutake Publishing Co., Ltd.(1)   6,735,338    67%
                    3-17-17 Minamigata
                    Okayama-shi 700, Japan

New Common         Macmillan, Inc.                      627,000     6%
                    55 Railroad Ave.
                    Greenwich, CT 06830
__________________

(1) 6,722,138 shares of New Common are held by a wholly owned subsidiary of Fukutake and 13,200 shares of New Common are held directly by Fukutake.

ITEM 13.  Certain Relationships and Related Transactions

Prior to the Company's initial public offering in December 1989, the Company was a wholly owned subsidiary of Macmillan. On December 13, 1989, the Company sold 8.4 million shares of common stock to the public in an initial public offering and issued to Macmillan 200,000 shares of the Company's 7% non-cumulative preferred stock (the "Preferred Stock") (of which 20,000 shares were subsequently retired and cancelled and 180,000 shares remained outstanding) in exchange for the capital stock of its predecessor companies.

Mr. Yokoi was elected to the Board of Directors in January 1991 pursuant to Fukutake's acquisition of a 20% interest in Berlitz-Japan, a subsidiary of the Company, for an aggregated consideration of $27.1 million. Pursuant to an agreement with Fukutake entered into in connection with such acquisition, Fukutake was entitled to nominate one director of the Company and had an option, under certain circumstances, to sell back such interest to the Company, including in the event that the Company should decide not to apply for public registration of its subsidiary in Japan. Pursuant to the Merger, Fukutake relinquished the above-mentioned option. Mr. Saburou Nagai currently serves as the Fukutake nominee on the Board of Directors of the Company pursuant to the acquisition by Fukutake in January 1991 of a 20% interest in Berlitz-Japan.

On December 9, 1992, the Company and Fukutake entered into the Merger
Agreement pursuant to which Fukutake agreed to acquire, through a Merger of the Company with an indirect wholly owned U.S. subsidiary of Fukutake,
approximately 67% of the New Common.   The Company's shareholders
received for each of their shares of common stock held prior to the Merger: (i) $19.50 cash; (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from the Maxwell Notes. Public shareholders of the Company hold the remaining approximately 33% of New Common. In addition, at the time of the closing, the shareholders of record on February 17, 1992 received $.01 per share in consideration for the redemption of each Right granted pursuant to the terms of the Rights Agreement.

The Merger Agreement and the transactions contemplated thereby were approved by the required holders of at least two-thirds of the Company's outstanding shares and were consummated on February 8, 1993.

In January 1993, the Company entered into agreements with MCC and Macmillan (the "Disengagement Agreements") with respect to disengaging certain relationships among such companies. Pursuant to these agreements, among other things: (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company; (ii) MCC waived all claims that payments to the Company should be considered preferential and other claims of MCC and its affiliates against the Company and its subsidiaries the MCC may have as a result of MCC's bankruptcy filing on December 16, 1991; and
(iii) U.S. and U.K. Bankruptcy authorities allowed for all purposes a portion of the Maxwell Notes and a claim by the Company against MCC as subrogee of Midland Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the MCC administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan a promissory note of Macmillan with a principal amount of $64.568 million and (b) reduced by $58 million the amount of their claims against MCC in respect of the Maxwell Notes.

The Company also entered into an agreement with Macmillan clarifying certain commercial relationships, including formally terminating the services agreement with MCC and Macmillan as of December 31, 1991. Certain distribution agreements with Macmillan and its affiliates remain in effect.

The Company was included in the consolidated tax returns of the affiliated group of which Macmillan was the parent (the "Macmillan Group") prior to the Company's initial public offering in December 1989 and, consequently, is severally liable for any federal income tax liabilities of the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreement, Macmillan and a new obligor which owns 100% of Macmillan School
Publishing, Inc agreed to pay all such Federal income tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax Allocation Agreement') and MCC put into escrow $39.5 million to secure Macmillan's obligation under the Tax Allocation Agreement.

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

Berlitz-Japan has a contract (the "Development Agreement") with Fukutake, originally executed in 1992 and amended in 1993, for the development of English conversation video taped programs for elementary and junior high school students in Japan. Under this contract, Fukutake will reimburse Berlitz-Japan for project-related production costs incurred, including employee salaries and outside production fees, and pay to Berlitz-Japan a one-time development fee of Yen 46,672,000 (approximately $420,000 based on the Yen/Dollar exchange rate at the close of business on December 31,
1993) and a coordination fee of 10% of project-related employee salaries, estimated at Yen 2.3 million (approximately $21,000 based on the Yen/Dollar exchange rate at the close of business on December 31, 1993).

Pursuant to the Development Agreement, the Company received reimbursement for production costs of approximately $1.8 million and $296,000 during 1993 and 1992, respectively. In addition, the Company received the development fee of approximately $420,000 in 1993.

Fukutake and Berlitz-Japan also entered into an agreement, dated as of October 1, 1993, pursuant to which Berlitz-Japan would assist Fukutake in the development of an English correspondence course and related audio visual materials. Under the terms of the agreement, Fukutake would pay Berlitz-Japan a minimum guaranty usage fee of Yen 6,592,416 (approximately $59,000 based on the Yen/Dollar exchange rate at the close of business on December 31,
1993) and an additional royalty for all courses sold beyond the first 1,200.

The Company and Fukutake entered into certain other joint business arrangement in the ordinary course of business, as follows. Berlitz-Japan and Fukutake entered into an extended industrial block contract whereby Berlitz-Japan has waived a one-time registration charge and has provided Fukutake with an industrial lesson rate which is approximately 20% below the individual rate. In addition, the Company entered into a sublease with Fukutake Information and Publishing for approximately 2,100 square feet of space in New York at an annual base rent of $79,000 plus operating expenses. Furthermore, Fukutake and Berlitz-Japan have entered into a cooperative advertising arrangement pursuant to which Fukutake is allowed to include a Berlitz-Japan advertisement and a discount coupon toward registration fees in a targeted mailing to certain Fukutake customers.

Management believes that the Company has entered into all such agreements on terms no less favorable than it would have received in a arms-length transaction with independent third parties. Each of the transactions with Fukutake entered into after the Merger was approved by the Disinterested Directors Committee.

Fukutake has advised the Company that it plans to change Fukutake's name to "Benesse Corporation" on April 1, 1995, upon approval of Fukutake's shareholders. Subject to receipt of all required Japanese approvals and prevailing market conditions, Fukutake plans to make an initial public offering of Fukutake securities no earlier than the later part of 1995. There is no assurance that such a public offering will be made, the timing of any such public offering, nor can the Company predict its possible impact on Berlitz.

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

                           Dated:  April 29, 1994