Form 10-Q
period 1994-05-13
BERLITZ INTERNATIONAL INC
filed 1994-05-13
CIK 856529

Page 1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF REGULATION S-T.

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                                   OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number                              1-10390


                       Berlitz International, Inc.

         (Exact name of registrant as specified in its charter)

           New York                                        13-355-0016
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

      Research Park, 293 Wall Street, Princeton, New Jersey  08540
                (Address of principal executive offices)

                             (609) 924-8500
           Registrant's telephone number, including area code

                                No Change
           Former name, former address and former fiscal year,
                      if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes       X         No

    The number of shares outstanding of the registrant's common stock, at the close of business on May 13, 1994, is 10,032,903.

                                                           Form 10-Q
                                                           Part I - Item 1


                      PART I. FINANCIAL INFORMATION
                      Item 1. FINANCIAL STATEMENTS

                       BERLITZ INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
     FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND THE PERIODS FROM
                 JANUARY 1, 1993 TO JANUARY 31, 1993 AND
                 FROM FEBRUARY 1, 1993 TO MARCH 31, 1993
            (Dollars in thousands, except per share amounts)


                                                          Post-Merger                     Pre-Merger
                                          ------------------------------------   -------------------
                                                   Three           Period From           Period From
                                            Months Ended   February 1, 1993 to    January 1, 1993 to
                                          March 31, 1994        March 31, 1993      January 31, 1993

Sales of services and products                $   69,021           $    49,404            $   19,608
                                           -----------------------------------   -------------------
Costs and expenses:
   Cost of services and products sold             42,012                29,273                13,479
   Selling, general and administrative            21,862                15,138                 6,719
   Amortization of publishing rights and
     excess of cost over net assets acquired       3,151                 2,058                   872
   Interest expense on long-term debt              2,377                 1,471                    89
   Other income, net                               (126)               (6,740)                 (552)
                                            ----------------------------------   -------------------
    Total costs and expenses                      69,276                41,200                20,607
                                            ----------------------------------   -------------------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle         (255)                 8,204                 (999)
Income tax expense                                 1,524                 7,158                   635
Income (loss) before cumulative effect of    ---------------------------------   -------------------
  change in accounting principle                 (1,779)                 1,046               (1,634)
Cumulative effect of change in accounting
  principle                                            -                     -                 3,172

Net income (loss) available to               ---------------------------------   -------------------
  common shareholders                         $  (1,779)           $     1,046            $    1,538
                                             ---------------------------------   -------------------
                                             ---------------------------------   -------------------
Earnings (loss) per common share:
Income (loss) before cumulative effect of change
  in accounting principle                     $   (0.18)           $      0.10            $   (0.09)
Cumulative effect of change in accounting
  principle                                            -                     -                  0.17
                                             ---------------------------------   -------------------
Earnings (loss) per common share              $   (0.18)           $      0.10            $     0.08
                                             ---------------------------------   -------------------
                                             ---------------------------------   -------------------
Average number of common shares (000's)           10,033                10,030                19,024
                                             ---------------------------------   -------------------
                                             ---------------------------------   -------------------

See accompanying notes to the consolidated financial statement.

                                                           Form 10-Q
                                                           Part I - Item 1



                                   BERLITZ INTERNATIONAL, INC.
                                  CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands)

                                                                (Unaudited)
                                                                  March 31,         December 31,
                                                                       1994                 1993
                                                                --------------------------------
ASSETS
Current assets:
Cash and temporary investments                                  $     9,083         $   11,738
Accounts receivable, less allowance for
  doubtful accounts of $2,555 and $2,566                             25,655             22,999
Inventories                                                          10,263             10,684
Prepaid expenses and other current assets                             7,978              6,054
                                                                --------------------------------
  Total current assets                                               52,979             51,475
Property and equipment, net of accumulated
  depreciation of $4,929 and $2,666                                  26,309             25,791
Publishing rights, net of accumulated amorti-
  zation of $1,003 and $788                                          20,497             20,712
Excess of cost over net assets acquired, net of
  accumulated amortization of $13,699 and $10,763                   456,028            458,964
Other assets                                                         14,059             13,530
                                                                --------------------------------
  Total assets                                                  $   569,872         $  570,472
                                                                --------------------------------
                                                                --------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                           $     3,000         $    3,000
Current portion of long-term debt                                     6,450              5,525
Accounts payable                                                      5,489              5,278
Deferred revenues                                                    34,492             33,187
Payrolls and commissions                                             10,224              9,468
Income taxes payable                                                  2,785              1,971
Accrued Merger-related restructuring costs                            7,417              7,978
Accrued expenses and other current liabilities                       12,892             11,607
                                                                 -------------------------------
  Total current liabilities                                          82,749             78,014
Long-term debt                                                      103,469            105,775
Deferred taxes and other liabilities                                 15,170             15,169
Minority interest                                                     6,398              6,561
                                                                 -------------------------------
  Total liabilities                                                 207,786            205,519
                                                                 -------------------------------
Commitments and Contingencies (Note 6)

Shareholders' equity:
Common stock                                                          1,003             1,003
Additional paid-in capital                                          368,658           368,658
Accumulated deficit                                                 (5,335)           (3,556)
Cumulative translation adjustment                                   (2,240)           (1,152)
                                                                 -------------------------------
  Total shareholders' equity                                        362,086           364,953
                                                                 -------------------------------
  Total liabilities and shareholders'
    equity                                                       $  569,872        $  570,472
                                                                 -------------------------------
                                                                 -------------------------------


See accompanying notes to the consolidated financial statements.

                                       BERLITZ INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND
                      THE PERIODS FROM JANUARY 1, 1993 TO JANUARY 31, 1993 AND FROM
                                   FEBRUARY 1, 1993 TO MARCH 31, 1993
                                         (Dollars in thousands)

                                                                                 Post-Merger                     Pre-Merger
                                                                   -----------------------------------   ---------------------
                                                                     Three Months          Period From             Period From
                                                                            Ended  February 1, 1993 to      January 1, 1993 to
                                                                   March 31, 1994       March 31, 1993        January 31, 1993
                                                                   -----------------------------------   ---------------------
Cash flows from operating activities:
  Net income (loss)                                                   $   (1,779)         $     1,046             $      1,538
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle                       -                   -                  (3,172)
      Gain on sale of interest in subsidiary                                    -             (4,924)                        -
      Depreciation and amortization                                         4,672               3,052                    1,396
      Foreign exchange (gains) losses, net
        and minority interest                                                  70             (2,832)                    (130)
      Equity in losses of joint ventures                                        -               1,531                        -
      Payment of deferred financing costs                                       -             (6,623)                        -
      Changes in operating assets and liabilities                         (2,309)             (3,797)                   10,002
                                                                    ---------------------------------   ----------------------
        Net cash provided by (used in) operating activities                   654            (12,547)                    9,634
                                                                    ---------------------------------   ----------------------
Cash flows from investing activities:
  Capital expenditures                                                    (1,195)             (1,234)                    (560)
  Investment in joint ventures                                              (495)               (608)                     (37)
                                                                    ---------------------------------   ----------------------
    Net cash used in investing activities                                 (1,690)             (1,842)                    (597)
Cash flows from financing activities:                               ---------------------------------   ----------------------
  Proceeds from issuance of long-term debt                                      -             115,000                        -
  Repayment of long-term debt                                             (1,381)            (25,925)                        -
  Net borrowings under revolving credit agreement                               -               4,000                        -
  Payment of Merger-related expenses                                            -            (13,996)                        -
  Proceeds from equity capital contribution                                     -             293,067                        -
  Payment of cash portion of Merger consideration
    to shareholders                                                             -           (374,541)                        -
  Proceeds from sale of Notes                                                   -              30,833                        -
  Distribution of Notes proceeds to shareholders                                -            (29,701)                        -
  Other net financing activity                                                  -                   -                       99
                                                                     --------------------------------   ----------------------
    Net cash provided by (used in) financing activities                   (1,381)             (1,263)                       99
                                                                     --------------------------------   ----------------------
Effect of exchange rate changes on cash and
  temporary investments                                                     (238)               (213)                    (204)
                                                                     --------------------------------   ----------------------
Net increase (decrease) in cash and temporary investments                 (2,655)            (15,865)                    8,932
Cash and temporary investments, beginning of period                        11,738              28,113                   19,181
                                                                     --------------------------------   ----------------------
Cash and temporary investments, end of period                         $     9,083         $    12,248             $     28,113
                                                                     --------------------------------   ----------------------
                                                                     --------------------------------   ----------------------

Supplemental disclosures of cash flow information:
  Cash payments for interest                                          $       838         $       528             $        109
                                                                     --------------------------------   ----------------------
                                                                     --------------------------------   ----------------------

  Cash payments for income taxes                                      $     1,179         $     1,540             $        192
                                                                     --------------------------------   ----------------------
                                                                     --------------------------------   ----------------------


See accompanying notes to the consolidated financial statements.


                                                           Form 10-Q
                                                           Part I - Item 1


                                  BERLITZ INTERNATIONAL, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (Dollars in thousands, except per share amounts)


1.     General

       The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1993 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

       Reclassification
       Certain reclassifications have been made to the prior period's financial statements to conform to the 1994 presentation.


2.     Long-Term Debt

       The Company has outstanding indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes") (collectively the "Acquisition Debt Facilities"), as follows:

                                            March 31,         December 31,
                                                 1994                 1993
                                       -----------------------------------
       Term Loan                       $       53,919        $      55,300
       Senior Notes                            56,000               56,000
                                       -----------------------------------
           Total debt                         109,919              111,300
       Less current maturities                  6,450                5,525
                                       -----------------------------------
           Long-term debt              $      103,469        $     105,775
                                       -----------------------------------
                                       -----------------------------------


3.     Financial Instruments

       Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. No gains or losses have been reflected in the Company's Consolidated Statements of Operations for these agreements.


4.     Other Income, net

                                                               Post-Merger               Pre-Merger
                                                  -------------------------------------  ------------------
                                                    Three Months            Period From         Period From
                                                           Ended    February 1, 1993 to  January 1, 1993 to
                                                  March 31, 1994         March 31, 1993    January 31, 1993
                                                  -------------------------------------  ------------------
       Gain on sale of interest in subsidiary                  -         $      (4,924)       $           -
       Interest income on temporary investments            (267)                  (426)               (143)
       Equity in losses of joint ventures                      -                  1,531                   -
       Foreign exchange (gains) losses, net                  232                   (75)                  38
       Interest income from affiliates                         -                      -                (99)
       Other income, net                                    (91)                (2,846)               (348)
                                                   ------------------------------------  ------------------
            Total other income, net                 $      (126)         $      (6,740)       $       (552)
                                                   ------------------------------------  ------------------
                                                   ------------------------------------  ------------------


5.     Earnings Per Share

       Earnings per share of common stock are computed by dividing net income by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share of common stock are the same since common stock equivalents (e.g. stock options, restricted stock and other stock equivalents) are immaterial in both calculations. The Company had no such common stock equivalents outstanding as of March 31, 1994.


6.     Contingencies

       The Company was included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the "Macmillan Group") prior to the Company's initial public offering in December 1989 and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreements, Macmillan and a new obligor which owns 100% of Macmillan School Publishing, Inc. agreed to pay all such Federal tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax Allocation Agreement"), and Maxwell Communication Corporation plc ("MCC") put into escrow $39,500 to secure Macmillan's obligations.

       On November 10, 1993, Macmillan commenced a voluntary Chapter 11 case in the United States Bankruptcy Court for the Southern District of New York and filed a prepackaged plan of reorganization (the "Reorganization Plan"). The Reorganization Plan provides that the Tax Allocation Agreement, along with many other contracts between Macmillan and other parties, is to be assumed by Macmillan and assigned to a trust intended to have sufficient assets to satisfy the obligations being assumed and assigned. The Reorganization Plan also provides a cash reserve to pay tax claims that are entitled to priority, which may include tax liabilities covered by the Tax Allocation Agreement. On February 19, 1994, the Bankruptcy Court confirmed the Reorganization Plan. Any tax liability assessed against the Company that would otherwise be payable by Macmillan under the Tax Allocation Agreement is likely to be paid either by the trust or from the cash reserve described above.
       Management believes that any such liability will not result in a material effect on the financial condition of the Company.

       As part of the Merger, Fukutake Publishing Company, Ltd. ("Fukutake") established a $50,000 irrevocable letter of credit to be used in the event that income tax liabilities are imposed on the Company that relate to the Macmillan Group. The Company is obligated to pay fees as may be charged in connection with such letter of credit and to reimburse Fukutake for amounts paid by Fukutake to the issuer of the letter of credit to the extent that it is drawn upon.

                                                           Form 10-Q
                                                           Part I - Item 2

                          BERLITZ INTERNATIONAL, INC.
                         PART I. FINANCIAL INFORMATION



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1993.


Results of Operations - Three Months Ended March 31, 1994 vs.
Three Months Ended March 31, 1993


On February 8, 1993, Fukutake Publishing Co. Ltd ("Fukutake") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Fukutake (the "Merger"), approximately 67% of the new common stock of the Company. The following selected financial data gives effect to the combination of the results of the Company for the combined periods January
1, 1993 through January 31, 1993 and February 1, 1993 through March 31, 1993.


                                          Three Months Ended March 31,
                                          ----------------------------
                                                     1994         1993
                                                ---------    ---------
Sales of services and products                  $  69,021    $  69,012
                                                ---------     --------
Cost of services and products sold
   and selling, general and administrative         63,874       64,609
Amortization and interest expense                   5,528        4,490
Other income, net                                   (126)      (7,292)
                                                ---------     --------

Total costs and expenses                           69,276       61,807
                                                ---------     --------
Income (loss) before income taxes
    and cumulative effect of change
    in accounting principle                     $   (255)     $  7,205
                                                ---------     --------
                                                ---------     --------
Loss before cumulative
    effect of change in
    accounting principle                        $ (1,779)     $  (588)
                                                ---------     --------
                                                ---------     --------


In connection with the Merger, certain restructuring charges were accrued in the third and fourth quarters of 1993, including those for the reorganization of the Translations division and the targeted closing of 19 language centers (of which 12 were closed in 1993, 6 were closed in the first quarter of 1994, and 1 remains to be closed). The following selected financial data give effect to the comparison of language centers and Translations facilities not affected by these Merger-related restructuring activities:

                                          Three Months Ended March 31,
                                          ----------------------------
                                                             Pro Forma
                                                     1994         1993
                                                ---------    ---------
Sales of services and products                  $  69,021    $  67,198

Cost of services and products sold and
    selling, general and administrative         $  63,874    $  62,367


Lessons given (000's)                               1,179        1,162



Sales for the quarter ended March 31, 1994 were $69.0 million, flat with the comparable period in the prior year, as growth in the Language Instruction segment offset declines in Translations and Publishing. However, comparing the facilities not affected by Merger-related restructuring activities, sales increased by $1.8 million, or 2.7%, from pro forma 1993 sales.

Language Instruction sales were $57.0 million, an increase of $0.7 million, or 1.2%, from the comparable period in 1993. When comparing language centers not affected by Merger-related restructuring activities, Instruction sales increased by $2.4 million, or 4.5%, from pro forma 1993, as a decrease in Western Europe was offset by increases in the other divisions. This decrease in Western Europe, amounting to $1.2 million, resulted from the unfavorable impacts of exchange rate fluctuation ($0.8 million) combined with the continued economic weakness in the region, particularly in Belgium, France and Spain.
The decline was offset by increases over pro forma 1993 in North America, Latin America and Central/Eastern Europe of $0.2 million, $0.9 million and
$0.2 million, respectively. East Asian sales improved by $2.5 million, or 18.2%, from pro forma 1993, primarily reflecting the favorable impact of exchange rate fluctuations ($1.7 million, or 12.6%) and increased activity in Hong Kong and Thailand ($0.4 million).

During the three-month period ended March 31, 1994, the number of lessons given was approximately 1.2 million, slightly below the comparable prior-year period but slightly above the same period in the prior year when comparing language centers not affected by the Merger-related restructuring activities. Lesson volume in East Asia increased 5.6% from pro forma 1993, reflecting increased activity in Hong Kong and Thailand, while Japan remained flat. Lesson volume in Latin America increased by 5.6% from prior year, reflecting increases in all countries except Venezuela, in which lesson volume declined 15.1%. Lesson volume in Central/Eastern Europe increased by 6.5% over pro forma 1993 as shortfalls in Germany of 5.9% were offset by results of the new language centers in the Czech Republic, Poland and Hungary. Lesson volume in Western Europe declined 5.9% from pro forma 1993, due to the continuing weak economy, particularly in Belgium, France and Spain. For the three months ended March 31, 1994, average revenue per lesson was $41.32 as compared to $40.57 in the comparable prior-year period.

Translations sales were $8.5 million for the three-month period ended March 31, 1994, a decrease of $0.6 million, or 6.5%, from the comparable period in 1993 when comparing facilities not affected by the Merger-related restructuring activities. This decrease was primarily affected by the timing of contracts in North America and unfavorable exchange rate fluctuations.

Publishing segment sales were $3.5 million for the three months ended March 31, 1994, flat with prior year.

Total costs and expenses were $69.3 million for the quarter ended March 31, 1994, an increase of $7.5 million from the comparable prior year period.
Cost of services and products sold, and selling general and administrative expenses totalled $63.9 million, or 92.5% of sales, for the 1994 first quarter, compared to $64.6 million, or 93.6% of sales, in the prior year. The improvement in the percentage of sales resulted primarily from 1994 reductions in teacher costs and certain other variable expenses, which more than offset the impact in 1993 of the settlement of a lease negotiation (income of $1.5 million) and certain other Merger-related adjustments (expense of $0.5 million). Interest expense on long-term debt increased by $0.8 million due to the increase in borrowing in connection with the Merger. Other income, net decreased by $7.2 million, primarily due to income items of $6.0 million in 1993 triggered by the terms of the Merger and related restructuring activities.

For the quarter ended March 31, 1994, the Company reported a net loss to common shareholders of $1.8 million, compared to net income of $2.6 million in the prior-year quarter. The Company's effective income tax rate for the first quarter of 1994 was higher than those for the first quarter of 1993 Pre-Merger and Post-Merger periods, due to the Company's inability to utilize net operating losses in certain countries, and to nondeductible amortization charges. Loss per common share was $0.18 for the three months ended March 31, 1994, compared to earnings of $0.08 and $0.10 per share, respectively, for the one-month and two-month periods ended January 31, 1993 and March 31, 1993.


Financial Condition

The primary source of the Company's liquidity is the cash provided by operations. The Company's business is not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate; as a result, there is no need for significant amounts of cash at any point in time during the year. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Net cash provided by operations was $0.7 million for the quarter ended March 31, 1994, reflecting net income in the period adjusted by non-cash charges and credits, including depreciation and amortization, and changes in operating assets and liabilities.

Capital expenditures for the three-month period ended March 31, 1994 were $1.2 million, reflecting the opening of five new language centers and the refurbishing of existing centers. Six language centers, all of which were targeted during 1993 for closing as part of the Merger-related restructuring activities, were closed during the three-month period.

For the quarter ended March 31, 1994, net cash used in financing activities was $1.4 million, reflecting the repayment of a portion of the Bank Term Facility.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to six currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. The first exchange is scheduled for June 1994. Credit loss from counterparty nonperformance is not anticipated. No gains or losses on these agreements have been recorded in the Company's Consolidated Statements of Operations.

At March 31, 1994, the Company's liquid assets of $9.1 million consisted of cash and temporary investments. During 1994, the Company anticipates capital expenditures to be consistent with historical requirements. The Company believes that the strategic restructuring undertaken in 1993 will strengthen the core business and position the Company for future growth. Thus, the Company plans to meet its increased debt service requirements and future working capital needs through funds generated from operations, and through the increase in available cash as the result of the discontinuation of dividends resulting from restrictions imposed by the Acquisition Debt Facilities.

                                                           Form 10-Q
                                                           Part II - Item 6


                            BERLITZ INTERNATIONAL, INC.
                            PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter ended March 31, 1994.

                            BERLITZ INTERNATIONAL, INC.
                                   SIGNATURES




Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BERLITZ INTERNATIONAL, INC.
                                             (Registrant)







Date:  May 13, 1994                     By: /s/ Robert Minsky
                                            -----------------
                                                Robert Minsky
                                                Executive Vice President and
                                                Chief Financial Officer