Form 10-Q
period 1994-08-15
BERLITZ INTERNATIONAL INC
filed 1994-08-15
CIK 856529

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                                    OR

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

          Yes       X         No

The number of shares outstanding of the registrant's common stock, at the close of business on August 15, 1994, is 10,032,903.

                                                                 Form 10-Q
                                                           Part I - Item 1.
                       PART I. FINANCIAL INFORMATION
                       Item 1. FINANCIAL STATEMENTS

                        BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    FOR THE THREE MONTHS ENDED JUNE 30,
             (Dollars in thousands, except per share amounts)

                                                         Post-Merger
                                                  --------------------------
                                                        1994            1993
                                                  ----------     -----------
Sales of services and products                    $   74,414     $    73,485
                                                  ----------     -----------
Costs and expenses:
   Cost of services and products sold                 44,233          45,850
   Selling, general and administrative                22,271          22,017
   Amortization of publishing rights and
     excess of cost over net assets acquired           3,151           3,089
   Interest expense on long-term debt                  2,549           2,584
   Other income, net                                    (583)            (79)
                                                  ----------     -----------
    Total costs and expenses                          71,621          73,461
                                                  ----------     -----------

Income before income taxes                             2,793              24

Income tax expense (benefit)                           3,153            (507)
                                                  ----------     -----------
Net income (loss) available to
  common shareholders                             $     (360)    $       531
                                                  ==========     ===========


Earnings (loss) per common share                  $   (0.04)     $      0.05
                                                  ==========     ===========

Average number of common shares (000's)               10,033          10,031
                                                  ==========     ===========



See accompanying notes to the Consolidated Financial Statements.

                                                                  Form 10-Q
                                                           Part I - Item 1.

                        BERLITZ INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND THE PERIODS FROM
                  JANUARY 1, 1993 TO JANUARY 31, 1993 AND
                  FROM FEBRUARY 1, 1993 TO JUNE 30, 1993
             (Dollars in thousands, except per share amounts)

                                                             Post-Merger (Unaudited)                  Pre-Merger
                                              ------------------------------------------      ------------------
                                                         Six                  Period From            Period From
                                                Months Ended          February 1, 1993 to     January 1, 1993 to
                                               June 30, 1994                June 30, 1993       January 31, 1993
                                               -------------          -------------------     ------------------
Sales of services and products                    $  143,435                  $   122,889             $   19,608
                                                  ----------                  -----------             ----------
Costs and expenses:
   Cost of services and products sold                 86,245                       75,123                 13,479
   Selling, general and administrative                44,133                       37,155                  6,719
   Amortization of publishing rights and
     excess of cost over net assets acquired           6,302                        5,147                    872
   Interest expense on long-term debt                  4,926                        4,055                     89
   Other income, net                                    (709)                      (6,819)                  (552)
                                                  ----------                  -----------             ----------
    Total costs and expenses                         140,897                      114,661                 20,607
                                                  ----------                  -----------             ----------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle             2,538                        8,228                   (999)
Income tax expense                                     4,677                        6,651                    635
Income (loss) before cumulative effect of change  ----------                  -----------             ----------
  in accounting principle                             (2,139)                       1,577                 (1,634)
Cumulative effect of change in accounting
  principle                                                -                            -                  3,172
Net income (loss) available to                    ----------                  -----------             ----------
  common shareholders                             $   (2,139)                 $     1,577             $    1,538
                                                  ==========                  ===========             ==========
Earnings (loss) per common share:
Income (loss) before cumulative effect of change
  in accounting principle                         $    (0.21)                 $      0.16             $    (0.09)
Cumulative effect of change in accounting
  principle                                                -                            -                   0.17
                                                  -----------                 -----------             ----------
Earnings (loss) per common share                  $    (0.21)                 $      0.16             $     0.08
                                                  ===========                 ===========             ==========
Average number of common shares (000's)                10,033                      10,031                 19,024
                                                  ===========                 ===========             ==========

See accompanying notes to the Consolidated Financial Statements.

                     BERLITZ INTERNATIONAL, INC.            Form 10-Q
                      CONSOLIDATED BALANCE SHEETS     Part I - Item 1.
                        (Dollars in thousands)
                                                  (Unaudited)
                                                      June 30,   December 31,
                                                          1994           1993
                                                     ---------   ------------
ASSETS
Current assets:
Cash and temporary investments                       $  14,793      $ 11,738
Accounts receivable, less allowance for
  doubtful accounts of $2,093 and $2,566                26,032        22,999
Inventories                                             10,077        10,684
Prepaid expenses and other current assets                7,954         6,054
                                                     ---------      --------
  Total current assets                                  58,856        51,475
Property and equipment, net of accumulated
  depreciation of $7,520 and $2,666                     27,015        25,791
Publishing rights, net of accumulated amorti-
  zation of $1,218 and $788                             20,282        20,712
Excess of cost over net assets acquired, net of
  accumulated amortization of $16,635 and $10,763      453,093       458,964
Other assets                                            13,995        13,530
                                                     ---------      --------
  Total assets                                       $ 573,241      $570,472
                                                     =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                $   7,000      $  3,000
Current portion of long-term debt                        7,375         5,525
Accounts payable                                         5,244         5,278
Deferred revenues                                       36,692        33,187
Payrolls and commissions                                11,180         9,468
Income taxes payable                                     4,466         1,971
Accrued Merger-related restructuring costs               5,219         7,978
Accrued expenses and other current liabilities          12,382        11,607
                                                     ---------      --------
  Total current liabilities                             89,558        78,014
Long-term debt                                         101,163       105,775
Deferred taxes and other liabilities                    15,175        15,169
Minority interest                                        6,382         6,561
                                                     ---------      --------
  Total liabilities                                    212,278       205,519
                                                     ---------      --------
Commitments and Contingencies (Note 6)

Shareholders' equity:
Common stock                                             1,003         1,003
Additional paid-in capital                             368,658       368,658
Accumulated deficit                                     (5,695)       (3,556)
Cumulative translation adjustment                       (3,003)       (1,152)
                                                     ---------      --------
  Total shareholders' equity                           360,963       364,953
  Total liabilities and shareholders'                ---------      --------
    equity                                           $ 573,241      $570,472
                                                     =========      ========

See accompanying notes to the Consolidated Financial Statements.

                                                                   Form 10-Q
                                                              Part I - Item 1.
                          BERLITZ INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND
         THE PERIODS FROM JANUARY 1, 1993 TO JANUARY 31, 1993 AND FROM
                       FEBRUARY 1, 1993 TO JUNE 30, 1993
                            (Dollars in thousands)

                                                                        Post-Merger (Unaudited)               Pre-Merger
                                                            --------------------------------------    ------------------
                                                                Six Months             Period From           Period From
                                                                     Ended     February 1, 1993 to    January 1, 1993 to
                                                             June 30, 1994           June 30, 1993      January 31, 1993
                                                            --------------     -------------------    ------------------
Cash flows from operating activities:
  Net income (loss)                                              $  (2,139)              $   1,577             $   1,538
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle                -                       -                (3,172)
      Gain on sale of interest in subsidiary                             -                  (4,924)                    -
      Depreciation and amortization                                  9,387                   7,737                 1,396
      Foreign exchange (gains) losses, net
        and minority interest                                          335                  (3,066)                 (130)
      Equity in losses of joint ventures                                 -                   1,613                     -
      Payment of deferred financing costs                                -                  (6,623)                    -
      Changes in operating assets and liabilities                   (1,156)                 (4,302)               10,002
                                                            --------------     -------------------    ------------------
        Net cash provided by (used in) operating activities          6,427                  (7,988)                9,634
                                                            --------------     -------------------    ------------------
Cash flows from investing activities:
  Capital expenditures                                              (2,992)                 (3,545)                 (560)
  Investment in joint ventures                                      (1,032)                 (1,045)                  (37)
                                                            --------------     -------------------    ------------------
    Net cash used in investing activities                           (4,024)                 (4,590)                 (597)
Cash flows from financing activities:                       --------------     -------------------    ------------------
  Proceeds from issuance of long-term debt                               -                 115,000                     -
  Repayment of long-term debt                                       (2,762)                (26,850)                    -
  Net borrowings under revolving credit agreement                    4,000                   4,000                     -
  Payment of Merger-related expenses                                     -                 (13,996)                    -
  Proceeds from equity capital contribution                              -                 293,067                     -
  Payment of cash portion of Merger consideration
    to shareholders                                                      -                (374,541)                    -
  Proceeds from sale of Notes                                            -                  30,833                     -
  Distribution of Notes proceeds to shareholders                         -                 (29,701)                    -
  Other net financing activity                                           -                       -                    99
                                                            --------------     -------------------    ------------------
    Net cash provided by (used in) financing activities              1,238                  (2,188)                   99
Effect of exchange rate changes on cash and                 --------------     -------------------    ------------------
  temporary investments                                               (586)                   (742)                 (204)
                                                            --------------     -------------------    ------------------
Net increase (decrease) in cash and temporary investments            3,055                 (15,508)                8,932
Cash and temporary investments, beginning of period                 11,738                  28,113                19,181
                                                            --------------     -------------------    ------------------
Cash and temporary investments, end of period                    $  14,793               $  12,605             $  28,113
Supplemental disclosures of cash flow information:          ==============     ===================    ==================
  Cash payments for interest                                     $   4,592               $   3,733             $     109
                                                            ==============     ===================    ==================
  Cash payments for income taxes                                 $   3,170               $   2,792             $     192
                                                            ==============     ===================    ==================

See accompanying notes to the Consolidated Financial Statements.

                                                             Form 10-Q
                                                      Part I - Item 1.

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

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform to the 1994 presentation.


2.   Long-Term Debt

The Company has outstanding indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes") (collectively the "Acquisition Debt Facilities"), as follows:

                                         June 30,    December 31,
                                             1994            1993
                                       ----------    ------------
Term Loan                              $   52,538    $     55,300
Senior Notes                               56,000          56,000
                                       ----------    ------------
    Total debt                            108,538         111,300
Less current maturities                     7,375           5,525
                                       ----------    ------------
    Long-term debt                     $  101,163    $    105,775
                                       ==========    ============

3.   Financial Instruments

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. Credit loss from counterparty nonperformance is not anticipated. No unrealized gains or losses have been reflected in the Company's Consolidated Statements of Operations for these agreements. The fair market value of these swap agreements at June 30, 1994, representing the amount that could be settled based on estimates obtained from a dealer, was a liability of approximately $2,000.


4.   Other Income, net


                                            Post-Merger
                                          ------------------------------
                                           Three Months     Three Months
                                                  Ended            Ended
                                          June 30, 1994    June 30, 1993
                                          -------------    -------------

Interest income on temporary investments  $       (915)    $       (542)
Equity in losses of joint ventures                   -               82
Foreign exchange losses, net                       281               91
Other expense, net                                  51              290
                                          ------------     ------------
    Total other income, net               $      (583)     $        (79)
                                          ============     ============

                                           Post-Merger                                    Pre-Merger
                                         ------------------------------------     ------------------
                                            Six Months            Period From            Period From
                                                 Ended    February 1, 1993 to     January 1, 1993 to
                                         June 30, 1994          June 30, 1993       January 31, 1993
                                         -------------    -------------------     ------------------
Gain on sale of interest in subsidiary   $           -    $           (4,924)     $                -
Interest income on temporary investments        (1,182)                 (968)                   (143)
Equity in losses of joint ventures                   -                 1,613                       -
Foreign exchange losses, net                       513                    16                      38
Interest income from affiliates                      -                     -                     (99)
Other income, net                                  (40)               (2,556)                   (348)
                                         -------------    ------------------      ------------------
     Total other income, net             $        (709)   $           (6,819)     $             (552)
                                         =============    ==================      ==================

5.   Earnings Per Share

Earnings per share of common stock are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share of common stock are the same since common stock equivalents (e.g. stock options, restricted stock and other stock equivalents) are immaterial in both calculations. The Company had no such common stock equivalents outstanding as of June 30, 1994.

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

                                                             Form 10-Q
                                                      Part I - Item 2.

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


Results of Operations - Three Months Ended June 30, 1994 vs.
Three Months Ended June 30, 1993


In connection with the Merger, certain restructuring charges were accrued in the third and fourth quarters of 1993, including those for the reorganization of the Translations and certain Language Instruction divisions and the targeted closing of language centers (of which 12 were closed in 1993, 6 were closed in the first quarter of 1994, and 2 were closed in the second quarter of 1994). The following selected financial data compares the results of language centers and Translations facilities not affected by these Merger-related restructuring activities:



                                               Three Months Ended June 30,
                                               ---------------------------
                                                                 Pro Forma
                                                         1994         1993
                                                     --------     --------
Sales of services and products                       $ 74,414     $ 69,003

Cost of services and products sold and
    selling, general and administrative              $ 66,504     $ 61,520


Lessons given (000's)                                   1,219        1,162



Sales for the quarter ended June 30, 1994 were $74.4 million, 1.3% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments. In comparing the facilities not affected by Merger-related restructuring activities, sales increased by $5.4 million, or 7.8%, from pro forma 1993 sales.

Language Instruction sales were $61.4 million, flat with the same period in 1993. However, when comparing language centers not affected by Merger-related restructuring activities, Instruction sales increased by $3.5 million, or 6.1%, from pro forma 1993, reflecting increases in all divisions, particularly East Asia ($1.8 million, or 10.6%) and Latin America
($1.3 million, or 16.3%).   The improvement in East Asian sales from pro
forma 1993 largely resulted from the favorable impact of exchange rate fluctuations ($1.2 million) and increased activity in Hong Kong and Thailand ($0.4 million). The increase in Latin American revenues was primarily due to activity in Brazil and Mexico.

During the three-month period ended June 30, 1994, the number of lessons given was approximately 1.2 million, slightly below prior year but 4.9% above the same period in the prior year when comparing language centers not affected by the Merger-related restructuring activities. Lesson volume in East Asia increased 7.2% from pro forma 1993, favorably impacted by the first full year of operation of certain centers in Hong Kong and Thailand and by a 2.1% improvement in Japan. Lesson volume in Latin America increased by 7.0% from prior year, primarily due to growth in Mexico. Lesson volume in Central/Eastern Europe increased by 12.4% over pro forma 1993 primarily due to the results of the new language centers in the Czech Republic, Poland and Hungary. Lesson volume in Western Europe increased slightly over pro forma 1993, reflecting increases in all countries except Belgium and Spain.

Translations sales were $9.2 million for the three-month period ended June
30, 1994, an increase of $1.3 million, or 17.1%, from the same period in 1993 when comparing facilities not affected by the Merger-related restructuring activities. This increase was primarily attributable to strong performances in Canada and Norway.

Publishing segment sales were $3.8 million for the three months ended June 30, 1994, 16.5% above pro forma 1993, reflecting improvements in both the United States and Europe.

Total costs and expenses were $71.6 million for the quarter ended June 30, 1994, a decrease of $1.8 million from the prior year's quarter, due largely to reductions in cost of services and products sold and selling general and administrative expenses, which totalled $66.5 million, or 89.4% of sales, for the 1994 second quarter, compared to $67.9 million, or 92.4% of sales, in the prior year. This improvement as a percentage of sales resulted primarily from the closing of unprofitable facilities under the Merger-related restructuring and was favorably impacted by certain cost reduction measures.

Net loss to common shareholders for the quarter ended June 30, 1994 was $0.4 million, or $0.04 per common share, compared to net income of $0.5 million, or $0.05 per share, in the prior year's quarter. The Company recorded an income tax expense of $3.2 million, or an effective rate of 112.9%, during the current period due to its inability to utilize net operating losses in certain countries, and to nondeductible amortization charges. This compared to the recognition of a tax benefit of $0.5 million in the prior year's quarter for certain foreign tax credits expected to be realized within the carryforward period.

Results of Operations - Six Months Ended June 30, 1994 vs.
Six Months Ended June 30, 1993


The following selected financial data compares the results of language centers and Translations facilities not affected by the Merger-related restructuring activities:



                                           Six Months Ended June 30,
                                           -------------------------
                                                   1994         1993
                                               --------     --------
Sales of services and products                 $143,435     $135,566

Cost of services and products sold and
    selling, general and administrative        $130,378     $122,906


Lessons given (000's)                             2,398        2,312



Sales for the six months ended June 30, 1994 were $143.4 million, 0.7% higher than the same period in the prior year, as increases in the Language Instruction and Publishing segments offset declines in Translations. However, comparing the facilities not affected by Merger-related restructuring activities, sales increased by $7.9 million, or 5.8%, from pro forma
1993 sales, reflecting increases in all three segments.

Language Instruction sales for the six-month period ended June 30, 1994 were $118.4 million, an increase of $1.0 million, or 0.9%, from the same period in 1993. However, when comparing language centers not affected by Merger-related restructuring activities, Instruction sales increased by $6.5 million, or 5.8%, from pro forma 1993, as a decrease in Western Europe was offset by increases in the other divisions. This decrease from pro forma 1993 in Western Europe, amounting to $0.9 million, resulted from unfavorable exchange rate fluctuations ($1.2 million) combined with operating shortfalls in Belgium, France and Spain. The decline was primarily offset by increases over pro forma 1993 of $2.2 million in the Latin America division, particularly Brazil and Mexico, and in the East Asian division, where sales improved by $4.6 million, or 15.4%, due to favorable exchange rate fluctuations ($2.9 million), increased activity in Hong Kong and Thailand ($0.7 million), and volume and price improvements in Japan.

During the six-month period ended June 30, 1994, the number of lessons given was approximately 2.4 million, less than 1.0% below the prior year but 3.7% above the same period in the prior year when comparing language centers not affected by the Merger-related restructuring activities. Lesson volume in East Asia increased 8.4% from pro forma 1993, primarily reflecting increased activity in Hong Kong and Thailand. Lesson volume in Latin America increased by 6.4% from prior year, reflecting increases in all countries except Venezuela, in which lesson volume declined 12.5% due to a local economic crisis. Lesson volume in Central/Eastern Europe increased by 9.6% over pro forma 1993 as shortfalls in Germany of 3.6% were offset by results of the new language centers in the Czech Republic, Poland and Hungary. Lesson volume in Western Europe declined 1.5% from pro forma 1993, due to shortfalls in Belgium, France and Spain.

Translations sales were $17.7 million for the six-month period ended June 30, 1994, an increase of $0.8 million, or 4.8%, from 1993 when comparing facilities not affected by the Merger-related restructuring activities. This increase was favorably impacted by strong performances in Canada and Norway, and negatively affected by shortfalls in the United States and by unfavorable exchange rate fluctuations.

Publishing segment sales were $7.3 million for the six months ended June 30, 1994, 6.9% above prior year, primarily due to growth in the United States.

For the six months ended June 30, 1994, the Company reported a net loss to common shareholders of $2.1 million compared to net income of $3.1 million in the prior-year first half. This decline of $5.2 million resulted primarily from non-recurring income items and the cumulative effect of a change in accounting principle in 1993, partially offset by declines in cost of services and products sold, selling, general and administrative expenses, and income tax expense in 1994.

Cost of services and products sold, and selling, general and administrative expenses totalled $130.4 million, or 90.9% of sales, for the first half of 1994, compared to $132.5 million, or 93.0% of sales, in the prior year. This improvement as a percentage of sales resulted primarily from the closing of unprofitable facilities under the Merger-related restructuring and from certain cost reduction measures, which more than offset the impacts in 1993 of the settlement of a lease negotiation (income of $1.5 million) and certain other Merger-related adjustments (expense of $0.9 million).

Other income, net for the six months ended June 30, 1994 decreased by $6.7 million from the same prior-year period, primarily due to non-recurring income items, net, of $5.9 million in 1993 which were triggered by the terms of the Merger and related restructuring activities.

Income tax expense for the six months ended June 30, 1994 was $4.7 million, a decrease of $2.6 million from the same period in the prior year. The Company's effective income tax rate for the first half of 1994 was higher than that for the first half of 1993 due to the Company's inability to utilize net operating losses in certain countries and to nondeductible amortization charges.




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

Capital expenditures for the opening of 7 new language centers and the refurbishing of existing centers during the six-month period ended June 30, 1994 were $2.9 million, a decrease of 27% from the prior year due to cost control measures. Eight language centers, all of which were targeted for closing as part of the Merger-related restructuring activities, were closed during the six-month period.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to six currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. The first exchange was made in June 1994. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at June 30, 1994, representing the amount that could be settled based on estimates obtained from a dealer, was a liability of approximately $2.0 million.


At June 30, 1994, the Company's liquid assets of $14.8 million consisted of cash and temporary investments. During 1994, the Company anticipates that capital expenditures will not exceed historical requirements. The Company believes that the strategic restructuring undertaken in 1993 has strengthened the core business and positioned the Company for future growth. Thus, the Company plans to meet its increased debt service requirements and future working capital needs through funds generated from operations, and through the increase in available cash as the result of the discontinuation of dividends resulting from restrictions imposed by the Acquisition Debt Facilities.

                                                             Form 10-Q
                                                      Part II - Item 6

                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       (b) Reports on Form 8-K.

           No reports on Form 8-K have been filed during the quarter ended June 30, 1994.

                       BERLITZ INTERNATIONAL, INC.
                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BERLITZ INTERNATIONAL, INC.
                                        (Registrant)




Date:  August 15, 1994                  By: /s/ Robert Minsky
                                        --------------------------------
                                            Robert Minsky
                                            Executive Vice President and
                                            Chief Financial Officer