Form 10-Q
period 1994-09-30
BERLITZ INTERNATIONAL INC
filed 1994-11-14
CIK 856529

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                                     OR

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

                        Yes       X                              No

       The number of shares outstanding of the registrant's common stock, at the close of business on November 14, 1994, is 10,032,951.

                                                                 Form 10-Q
                                                          Part I - Item 1.

                        PART I. FINANCIAL INFORMATION
                        Item 1. FINANCIAL STATEMENTS


                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,
               (Dollars in thousands, except per share amounts)


                                                       Post-Merger
                                          ------------------------------------
                                               1994                   1993
                                          -------------          -------------

Sales of services and products            $  77,694              $    68,201
                                          -------------          -------------
Costs and expenses:
   Cost of services and products sold        46,143                   42,215
   Selling, general and administrative       23,262                   21,397
   Amortization of publishing rights,
     excess of cost over net assets
     acquired and other intangibles           3,155                    3,103
   Interest expense on long-term debt         3,428                    2,534
   Merger-related restructuring costs           -                      2,156
   Other (income) expense, net              (1,247)                      173
                                          -------------          -------------
    Total costs and expenses                 74,741                   71,578
                                          -------------          -------------

Income (loss) before income taxes             2,953                  (3,377)

Income tax expense (benefit)                  2,234                     (16)
                                          -------------          -------------

Net income (loss) available to
  common shareholders                     $     719              $   (3,361)
                                          =============          =============


Earnings (loss) per common share          $    0.07              $    (0.34)
                                          =============          =============


Average number of common shares (000's)      10,033                   10,032
                                          =============          =============



See accompanying Notes to the Consolidated Financial Statements.

                                                                 Form 10-Q
                                                          Part I - Item 1.


                             BERLITZ INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND THE PERIODS FROM
                       JANUARY 1, 1993 TO JANUARY 31, 1993 AND
                     FROM FEBRUARY 1, 1993 TO SEPTEMBER 30, 1993
                  (Dollars in thousands, except per share amounts)

                                                                  Post-Merger (Unaudited)                        Pre-Merger
                                                        -------------------------------------------      ------------------
                                                                      Nine              Period From             Period From
                                                              Months Ended      February 1, 1993 to      January 1, 1993 to
                                                        September 30, 1994       September 30, 1993        January 31, 1993

Sales of services and products                            $        221,129        $         191,090       $          19,608
                                                                  --------                 --------                 -------
Costs and expenses:
   Cost of services and products sold                              132,388                  117,338                  13,479
   Selling, general and administrative                              67,395                   58,552                   6,719
   Amortization of publishing rights, excess of cost
     over net assets acquired and other intangibles                  9,457                    8,250                     872
   Interest expense on long-term debt                                8,354                    6,589                      89
   Merger-related restructuring costs                                 -                       2,415                      -
   Other income, net                                               (1,956)                  (6,905)                   (552)
                                                                  --------                 --------                 -------
    Total costs and expenses                                       215,638                  186,239                  20,607
                                                                  --------                 --------                 -------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle                           5,491                    4,851                   (999)
Income tax expense                                                   6,911                    6,635                     635
Loss before cumulative effect of change                           --------                 --------                 -------
  in accounting principle                                          (1,420)                  (1,784)                 (1,634)
Cumulative effect of change in accounting
  principle                                                           -                        -                      3,172
Net income (loss) available to                                    --------                 --------                 -------
  common shareholders                                     $        (1,420)        $         (1,784)       $           1,538
                                                                  ========                 ========                 =======
Earnings (loss) per common share:
Loss before cumulative effect of change
  in accounting principle                                 $         (0.14)        $          (0.18)       $          (0.09)
Cumulative effect of change in accounting
  principle                                                           -                        -                       0.17
                                                                  --------                 --------                 -------
Earnings (loss) per common share                          $         (0.14)        $          (0.18)       $            0.08
                                                                  ========                 ========                 =======
Average number of common shares (000's)                             10,033                   10,031                  19,024
                                                                  ========                 ========                 =======

See accompanying Notes to the Consolidated Financial Statements.

               BERLITZ INTERNATIONAL, INC.                       Form 10-Q
               CONSOLIDATED BALANCE SHEETS                Part I - Item 1.
                 (Dollars in thousands)
                                                (Unaudited)
                                                September 30,      December 31,
                                                         1994              1993
                                                -------------      ------------
ASSETS
Current assets:
Cash and temporary investments                 $       15,990      $     11,738
Accounts receivable, less allowance for
  doubtful accounts of $2,335 and $2,566               29,866            22,999
Inventories                                             9,481            10,684
Prepaid expenses and other current assets               8,505             6,054
                                                      -------           -------
  Total current assets                                 63,842            51,475
Property and equipment, net of accumulated
  depreciation of $8,639 and $2,666                    25,697            25,791
Publishing rights, net of accumulated amorti-
  zation of $1,433 and $788                            20,067            20,712
Excess of cost over net assets acquired and
  other intangibles, net of accumulated
  amortization of $19,576 and $10,763                 462,584           458,964
Other assets                                           13,199            13,530
                                                      -------           -------
  Total assets                                 $      585,389     $     570,472
                                                      =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                           $        -         $      3,000
Current portion of long-term debt                       8,803             5,525
Accounts payable                                        4,743             5,278
Deferred revenues                                      35,798            33,187
Payrolls and commissions                               12,548             9,468
Income taxes payable                                    5,884             1,971
Accrued Merger-related restructuring costs              1,307             7,978
Accrued expenses and other current liabilities         12,163            11,607
                                                      -------           -------
  Total current liabilities                            81,246            78,014
Long-term debt                                         80,561           105,775
Notes payable to affiliates                            30,179              -
Deferred taxes and other liabilities                   18,873            15,169
Minority interest                                       6,688             6,561
                                                      -------           -------
  Total liabilities                                   217,547           205,519
                                                      -------           -------

Commitments and Contingencies (Note 7)

Shareholders' equity:
Common stock                                            1,003             1,003
Additional paid-in capital                            368,658           368,658
Accumulated deficit                                   (4,976)           (3,556)
Cumulative translation adjustment                       3,157           (1,152)
                                                      -------           -------
  Total shareholders' equity                          367,842           364,953
                                                      -------           -------
  Total liabilities and shareholders'
    equity                                     $      585,389     $     570,472
                                                      =======           =======


See accompanying Notes to the Consolidated Financial Statements.

                                                            Form 10-Q
                                                     Part I - Item 1.
                    BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
   THE PERIODS FROM JANUARY 1, 1993 TO JANUARY 31, 1993 AND FROM
              FEBRUARY 1, 1993 TO SEPTEMBER 30, 1993
                      (Dollars in thousands)
                                                              Post-Merger (Unaudited)                           Pre-Merger
                                                       ------------------------------------------              ------------
                                                       Nine Months                    Period From              Period From
                                                       Ended                  February 1, 1993 to       January 1, 1993 to
                                                       September 30, 1994      September 30, 1993         January 31, 1993
                                                       ------------------     -------------------         ----------------
Cash flows from operating activities:
  Net income (loss)                                         $     (1,420)          $      (1,784)        $        1,538
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle              -                       -                (3,172)
      Gain on sale of interest in subsidiary                           -                  (4,924)                  -
      Depreciation and amortization                                14,181                  12,478                 1,396
      Foreign exchange (gains) losses, net
        and minority interest                                       (948)                 (2,082)                 (130)
      Equity in losses of joint ventures                               85                   1,389                  -
      Merger-related restructuring costs                               -                    2,415                  -
      Payment of deferred financing costs                           (196)                 (6,623)                  -
      Changes in operating assets and liabilities                 (4,746)                 (1,727)                10,002
                                                                  -------                 -------                ------
        Net cash provided by (used in) operating activities         6,956                   (858)                 9,634
                                                                  -------                 -------                ------
Cash flows from investing activities:
  Capital expenditures                                             (4,296)                (5,774)                 (560)
  Acquisitions of businesses                                         (894)                   -                     -
  Investment in joint ventures                                     (1,058)                (1,471)                  (37)
                                                                  --------                -------                ------
    Net cash used in investing activities                          (6,248)                (7,245)                 (597)
                                                                  --------                -------                ------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             -                  115,000                  -
  Proceeds from issuance of notes payable to affiliates             30,145                   -                     -
  Repayment of long-term debt                                     (23,144)               (27,775)                  -
  Net repayments under revolving credit agreement                  (3,000)                   -                     -
  Payment of Merger-related expenses                                  -                  (13,996)                  -
  Proceeds from equity capital contribution                           -                   293,067                  -
  Payment of cash portion of Merger consideration
    to shareholders                                                   -                 (374,541)                  -
  Proceeds from sale of Notes                                         -                    30,833                  -
  Distribution of Notes proceeds to shareholders                      -                  (29,701)                  -
  Other net financing activity                                        -                      -                       99
                                                                   -------              ---------                ------
    Net cash provided by (used in) financing activities              4,001                (7,113)                    99
                                                                   -------              ---------                ------
Effect of exchange rate changes on cash and
  temporary investments                                              (457)                (1,424)                 (204)
                                                                   -------              ---------                ------
Net increase (decrease) in cash and temporary investments            4,252               (16,640)                 8,932
Cash and temporary investments, beginning of period                 11,738                 28,113                19,181
                                                                   -------              ---------                ------
Cash and temporary investments, end of period                $      15,990         $       11,473        $       28,113
                                                                   =======              =========                ======

Supplemental disclosures of cash flow information:
  Cash payments for interest                                 $       5,616         $        4,701        $          109
                                                                   =======              =========                ======
  Cash payments for income taxes                             $       4,521         $        3,674        $          192
                                                                   =======              =========                ======
  Cash received for income taxes                             $         810         $          917        $         -
                                                                   =======              =========                ======


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


2.     Acquisitions

       In September 1994, the Company purchased all of the remaining outstanding ordinary and preference shares of Softrans International, Ltd., a Dublin-based leading supplier of software localization-related services in Europe, for an aggregate purchase price of approximately $1,667. In connection with this purchase, the Company made cash payments of $659 as of September 30, 1994, and incurred an installment obligation payable to the sellers with various maturities through January 1998.

       The Company also purchased a consulting firm specializing in cross-cultural services for an aggregate consideration of $435, including the issuance of a note payable for $200.


3.     Long-Term Debt

       Long-term debt consists of the following:

                                    September 30,              December 31,
                                             1994                      1993
                                    -------------              ------------

       Term Loan                 $         32,156          $         55,300
       Senior Notes                        56,000                    56,000
       Other (Note 2)                       1,208                      -
                                    -------------              ------------
           Total debt                      89,364                   111,300
       Less current maturities              8,803                     5,525
                                    -------------              ------------
           Long-term debt        $         80,561          $        105,775
                                    =============              ============


       In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior

       Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities"). The Bank Term Facility consisted of a senior term loan facility ("Term Loan") and a senior revolving loan facility (the "Bank Revolving Facility").

       In September 1994, as part of a refinancing of a portion of its long-term debt, the Company made a $19,000 prepayment against the Term Loan, applied in inverse order of the scheduled principal maturities. The Company also repaid $7,000 outstanding under its Bank Revolving Facility, which was then terminated. In addition, amendments were made to certain covenants under the Acquisition Debt Facilities.


4.     Financial Instruments

       Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. Credit loss from counterparty nonperformance is not anticipated. Realized and unrealized gains and losses for these agreements have been excluded from the Company's Consolidated Statements of Operations. The fair market value of these swap agreements at September 30, 1994, representing the amount that could be settled based on estimates obtained from a dealer, was a liability of approximately $2,984.


5.     Other Income, net
                                                    Post-Merger
                                           ---------------------------------
                                           Three Months         Three Months
                                                  Ended                Ended
                                     September 30, 1994   September 30, 1993
                                     ------------------   ------------------

Interest income on temporary investments    $     (203)       $        (914)
  Equity in (profits) losses of
   joint ventures                                    85                (224)
  Foreign exchange (gains) losses, net          (1,721)                1,062
  Interest expense to affiliates                     34                   -
  Other expense, net                                558                  249
                                                -------               ------
       Total other (income) expense, net    $   (1,247)       $          173
                                                =======               ======

                                                         Post-Merger                               Pre-Merger
                                                   ----------------------------------      ------------------
                                                   Nine Months            Period From             Period From
                                                         Ended    February 1, 1993 to      January 1, 1993 to
                                            September 30, 1994     September 30, 1993        January 31, 1993
                                            ------------------    -------------------      ------------------

Gain on sale of interest in subsidiary        $           -        $          (4,924)     $              -
Interest income on temporary investments               (1,385)                (1,882)                   (143)
Equity in losses of joint ventures                          85                  1,389                    -
Foreign exchange (gains) losses, net                   (1,208)                  1,078                      38
Interest (income from) expense to affiliates                34                   -                       (99)
Other (income) expense, net                                518                (2,566)                   (348)
                                                      --------                -------                   -----
     Total other income, net                  $        (1,956)     $          (6,905)     $             (552)
                                                      ========                =======                   =====


6.       Earnings Per Share

         Earnings per share of common stock are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share of common stock are the same since common stock equivalents (e.g. stock options, restricted stock and other stock equivalents) are immaterial in both calculations. The Company had no such common stock equivalents outstanding as of September 30, 1994.


7.       Contingencies

         The Company was included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the "Macmillan Group") prior to the Company's initial public offering in December 1989 and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreements, Macmillan agreed to pay all such Federal tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax Allocation Agreement"), and Maxwell Communication Corporation plc ("MCC") put into escrow $39,500 to secure Macmillan's obligations.

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

         In September 1994, a $50,000 irrevocable letter of credit, previously established by Fukutake to be used in the event that income tax liabilities are imposed on the Company that relate to the Macmillan Group, was terminated.


8.       Related party transactions

         In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Fukutake, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per
         annum.   The Company's Japanese subsidiary, The Berlitz Schools of
         Languages (Japan), Inc., also borrowed 1.0 billion yen (approximately $10,145) from Fukutake as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes (collectively the "Fukutake Notes") were used to settle certain obligations under the Acquisition Debt Facilities.

         The Fukutake Notes mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilites have been satisfied. To the extent that interest payments on the U.S. Note are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal.

         The Fukutake Notes are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the financial hedging instruments. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Acquisition Debt Facilities. The Company and its significant U.S. subsidiaries have also executed a "spring" guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Acquistion Debt Facilities are satisfied.

         The Fukutake notes contain certain covenants, including prohibitions on the incurrence of other debt, liens, loans, mergers or consolidations and amendments to the Acquisition Debt Facilities without consent.

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


Results of Operations - Three Months Ended September 30, 1994 vs.
Three Months Ended September 30, 1993


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


                                           Three Months Ended September 30,
                                           --------------------------------
                                                                  Pro Forma
                                                     1994              1993
                                                     ----          --------

Sales of services and products                $    77,694      $     68,311

Cost of services and products sold and
    selling, general and administrative       $    69,405      $     64,237


Lessons given (000's)                               1,171             1,131


Sales for the quarter ended September 30, 1994 were $77.7 million, 13.9% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments. In comparing the facilities not affected by Merger-related restructuring activities, sales increased by $9.4 million, or 13.7%, from pro forma 1993 sales.

Language Instruction sales for the quarter ended September 30, 1994 were $62.2 million, 4.7% above the same period in 1993. However, when comparing language centers not affected by Merger-related restructuring activities, Instruction sales increased by $5.0 million, or 8.8%, from pro forma 1993, primarily reflecting increases in East Asia ($2.5 million, or 14.8%), Europe ($1.8 million, or 9.6%) and Latin America
($0.9 million, or 12.0%). The improvement in East Asian sales from pro forma 1993 largely resulted from the favorable impact of exchange rate fluctuations ($1.1 million) and improved activity in Japan ($1.1 million). Europe's proforma increase was favorably impacted by exchange rate fluctuations ($1.2 million) and by operating activity in the Central/Eastern European countries. The increase in Latin American revenues was primarily due to increases in Brazil and Mexico.

During the three-month period ended September 30, 1994, the number of lessons given was approximately 1.2 million, slightly above the same period in the prior year and 3.5% above prior year when comparing language centers not affected by the Merger-related restructuring activities. Lesson volume in East Asia increased 16.9% from pro forma 1993, favorably impacted by the first full year of operation of certain centers in Hong Kong and Thailand and by a 12.4% improvement in Japan. Lesson volume in Latin America increased by 1.9% from prior year, primarily due to growth in Mexico. Lesson volume in Central/Eastern Europe increased by 3.8% over pro forma 1993 primarily due to the results of the new language centers in the Czech Republic and Poland. Lesson volume in Western Europe decreased slightly from pro forma 1993, primarily reflecting weakness in England and France.

Translation segment sales were $11.1 million for the three-month period ended September 30, 1994, an increase of $2.3 million, or 26.6%, from the same period in 1993 when comparing facilities not affected by the Merger-related restructuring activities. This increase was primarily attributable to strong performances in the United States, Canada, Ireland, Japan and Norway.

Publishing segment sales were $4.4 million for the three months ended September 30, 1994, 83.0% above pro forma 1993, reflecting improvements in both the United States and Europe.

Net income to common shareholders for the quarter ended September 30, 1994 was $0.7 million, or $0.07 per common share, compared to a net loss of $3.4 million, or $0.34 per common share, in the prior year's quarter. This increase of $4.0 million resulted primarily from increased sales in 1994 and Merger-related restructuring costs in 1993, partially offset by increases in cost of services and products sold, selling, general and administrative expenses and income tax expense in 1994.

Cost of services and products sold and selling general and administrative expenses, totalled $69.4 million, or 89.3% of sales, for the 1994 third quarter, compared to $63.6 million, or 93.3% of sales, in the prior year. This improvement as a percentage of sales resulted primarily from certain cost reduction measures.

Merger-related restructuring costs of $2.2 million were recorded in the third quarter ended September 30, 1993 primarily for severance and the cost of closing language centers, including lease cancellation penalties, writeoffs of leasehold improvements and operating losses for the closed centers.

The Company recorded an income tax expense of $2.2 million, or an effective rate of 75.7%, during the current period. This compared to the recognition of a tax benefit of $0.02 million in the prior year's quarter.

Results of Operations - Nine Months Ended September 30, 1994 vs.
Nine Months Ended September 30, 1993

The following selected financial data compares the results of language centers and Translations facilities not affected by the Merger-related restructuring activities:


                                       Nine Months Ended September 30,
                                       -------------------------------
                                                             Pro Forma
                                                1994              1993
                                                ----          --------

Sales of services and products           $   221,129      $    203,877

Cost of services and products sold and
    selling, general and administrative  $   199,783      $    187,143

Lessons given (000's)                          3,569             3,444


Sales for the nine months ended September 30, 1994 were $221.1 million, 5.0% higher than the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments. When comparing the facilities not affected by Merger-related restructuring activities, sales increased by $17.3 million, or 8.5%, from pro forma 1993 sales, reflecting increases in all three segments.

Language Instruction sales for the nine-month period ended September 30, 1994 were $180.6 million, an increase of $3.8 million, or 2.2%, from the same period in 1993. However, when comparing language centers not affected by Merger-related restructuring activities, Instruction sales increased by $11.6 million, or 6.9%, from pro forma 1993, as a slight decrease in Western Europe was offset by increases in the other divisions. This decrease from pro forma 1993 in Western Europe, amounting to $0.6 million, resulted primarily from unfavorable exchange rate fluctuations of $0.7 million. The decline was offset by increases over pro forma 1993 of $3.1 million in the Latin America division, particularly in Brazil and Mexico. In addition, the East Asian division's sales improved by $7.1 million, or 15.2%, from pro forma 1993 due to favorable exchange rate fluctuations ($4.0 million), increased activity in Hong Kong and Thailand ($1.0 million), and volume and price improvements in Japan ($2.1 million).

During the nine-month period ended September 30, 1994, the number of lessons given was approximately 3.6 million, flat with the prior year but 3.6% above the same period in the prior year when comparing language centers not affected by the Merger-related restructuring activities. Lesson volume in East Asia increased 11.3% from pro forma 1993, reflecting increased activity in all countries within this division. Lesson volume in Latin America increased by 4.7% from prior year, reflecting increases in all countries except Venezuela, in which lesson volume declined 15.9% due to a local economic crisis, and Chile, which was down 2.0%. Lesson volume in Central/Eastern Europe increased by 7.7% over pro forma 1993 as shortfalls in Germany of 2.5% were offset by results of the new language centers in the Czech Republic, Poland and Hungary. Lesson volume in Western Europe declined 1.5% from pro forma 1993, primarily as declines in Belgium, France and Spain were partially offset by increased volume in Israel.

Translation segment sales were $28.8 million for the nine-month period ended September 30, 1994, an increase of $3.1 million, or 12.2%, from 1993 when comparing facilities not affected by the Merger-related restructuring activities. This increase was favorably impacted by strong performances in Canada, Norway and Ireland, and negatively affected by shortfalls in the United States. Exchange rate fluctuations did not have a material effect.

Publishing segment sales were $11.7 million for the nine months ended September 30, 1994, 27.6% above pro forma prior year, due to improvements in the United States and in the United Kingdom. The effect of exchange rate fluctuations were not material.

For the nine months ended September 30, 1994, the Company reported a net loss to common shareholders of $1.4 million compared to a net loss of $0.2 million in the prior-year period. This decline of $1.2 million resulted primarily from non-recurring income items and the cumulative effect of a change in accounting principle in 1993, and increases in cost of services and products sold, selling, general and administrative expenses in 1994, which were partially offset by increased sales in 1994 and Merger-related restructuring costs recorded in 1993.

Cost of services and products sold, and selling, general and administrative expenses totalled $199.8 million, or 90.3% of sales, for the first nine months of 1994, compared to $196.1 million, or 93.1% of sales, in the prior year. This improvement as a percentage of sales resulted primarily from the closing of unprofitable facilities under the Merger-related restructuring and from certain cost reduction measures, which more than offset the impacts in 1993 of the settlement of a lease negotiation (income of $1.5 million) and certain other Merger-related adjustments (expense of $0.4 million).

Merger-related restructuring costs of $2.4 million were recorded for nine months ended September 30, 1993 primarily for severance and the cost of closing language centers, including lease cancellation penalties, writeoffs of leasehold improvements and operating losses for the closed centers.

Other income, net for the nine months ended September 30, 1994 decreased by $5.5 million from the same prior-year period, primarily due to non-recurring income items, net, of $6.1 million in 1993 which were triggered by the terms of the Merger and certain related restructuring activities.

The Company recorded an income tax expense for the nine months ended September 30, 1994 of $6.9 million, or an effective rate of 125.9% due primarily to nondeductible amortization charges. This compared to an income tax expense in the same prior year period of $7.3 million, or an effective rate of 188.7% also primarily due to nondeductible amortization charges.

Financial Condition

The primary source of the Company's liquidity is the cash provided by operations. The Company's businesses are not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate; as a result, there is no need for significant amounts of cash at any point in time during the year. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Capital expenditures for the opening of eight new language centers and the refurbishing of existing centers during the nine-month period ended September 30, 1994 were $4.3 million, a decrease of 32.2% from the prior year due to cost control measures. Eight language centers, all of which were targeted for closing as part of the Merger-related restructuring activities, were closed during the nine-month period.

In September 1994, the Company received approximately $30.1 million from promissory notes issued to Fukutake and its subsidiary. Approximately $19.0 million of the proceeds of such notes were used to reduce obligations under the Term Loan and $7.0 million were used to repay amounts outstanding under the Bank Revolving Facility, which was then terminated. Principal and interest repayment on such notes will be deferred until all obligations under the Acquisition Debt Facilities are satisfied.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to six currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. The first exchange was made in June 1994. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at September 30, 1994, representing the amount that could be settled based on estimates obtained from a dealer, was a liability of approximately $3.0 million.

At September 30, 1994, the Company's liquid assets of $16.0 million consisted of cash and temporary investments. The Company believes that the strategic restructuring undertaken in 1993 has strengthened the core business and positioned the Company for future growth. Thus, the Company plans to meet its increased debt service requirements and future working capital needs through funds generated from operations, and through the increase in available cash as the result of the discontinuation of dividends resulting from restrictions imposed by the Acquisition Debt Facilities.

                                                               Form 10-Q
                                                        Part II - Item 6

                         BERLITZ INTERNATIONAL, INC.
                         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K.

         A Form 8-K was filed on September 29, 1994 relating to the Company's receipt of approximately $30.1 million from promissory notes issued to Fukutake and its subsidaries, and the related repayment by the Company of a portion of its debt under the Bank Term Facility and the Revolving Credit Facility.

                       BERLITZ INTERNATIONAL, INC.
                               SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BERLITZ INTERNATIONAL, INC.
                                                 (Registrant)




Date:  November 14, 1994                         By: /s/ Robert Minsky
                                                  ------------------
                                                  Robert Minsky
                                                  Executive Vice President and
                                                  Chief Financial Officer