Form 10-K
BERLITZ INTERNATIONAL INC
filed 1995-03-31
CIK 856529

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                            FORM 10-K


[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 1994
                               OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the average bid and ask price at March 1, 1995, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $42,456,561.

The number of shares of the Registrant's common stock outstanding as of March 1, 1995 was 10,032,935.

DOCUMENTS INCORPORATED BY REFERENCE :  None


                            Page 1 of 83 Pages
                     Exhibit Index Appears on Page 76

                                    PART I




ITEM 1.  Business

Introduction

Berlitz International, Inc. (the "Company") is a New York corporation, organized in 1989. Prior to the organization of the Company, the Company's business was conducted through subsidiaries of Macmillan, Inc. ("Macmillan") including: Berlitz Languages, Inc. (Language Instruction and Translation Services), Editions Berlitz, S.A. (Publishing) and Berlitz Publications, Inc. (Publishing). Prior to the Company's initial public offering in December 1989, Macmillan caused the Company to be incorporated and transferred to it the capital stock of these predecessor corporations in exchange for shares of the capital stock of the Company. In February 1993, Fukutake Publishing Co., Ltd. ("Fukutake") indirectly acquired, through a merger of the Company with a wholly-owned U.S. subsidiary (the "Merger"), 67% of the outstanding common stock, par value $.10 per share, of the Company ("New Common"). Subsequent to the Merger, public shareholders of the Company hold approximately 33% of the Company's New Common. See Items 5 and 7 for further discussion.

The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Language Instruction is organized on a geographic basis into four operating divisions: North America (the U.S. and Canada), Europe (20 countries), East Asia (Japan, Thailand and Hong Kong) and Latin America (seven countries, including Puerto Rico). Some countries are divided into regions and districts. Translation Services is organized on a geographic basis into three operating divisions: the Americas (the U.S., Canada and Chile), Europe (10 countries) and East Asia (Japan and Thailand). Publishing is organized on a geographic basis into two operating divisions (the U.S. and the United Kingdom). The Company's Japanese operations are conducted through its Japanese subsidiary which is owned 80% by the Company and 20% by Fukutake. At least 90% of total East Asia sales, operating profits, assets and employees are attributable to the operations in Japan. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while, for 1994, division managers were provided incentives based on profit performance of the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 17.

Language Instruction

As of December 31, 1994, the Company owned and operated 320 language centers in 32 countries using the Berlitz (Registered Trademark) Method, as described herein, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. Approximately
4.8 million language lessons were given in 1994, the most frequently taught languages being English, Spanish, German and French. Revenues from Language Instruction accounted for approximately 82%, 82% and 83% of total Company revenues in 1994, 1993 and 1992, respectively.

The following tables set forth, by geographic division, the number of language centers and the number of lessons given over the last five years:


                                    Number of Centers at December 31,
                        ----------------------------------------------------
                        1994        1993        1992        1991        1990
                        ----        ----        ----        ----        ----
North America             72          72          73          68          67
Europe                   137         136         139         123         118
East Asia                 53          57          59          56          53
Latin America             58          57          53          51          46
                         ---         ---         ---         ---         ---
   Total                 320         322         324         298         284
                        ====        ====        ====        ====        ====



                                     Number of Lessons (in thousands)
                       -----------------------------------------------------
                       *1994       *1993        1992        1991        1990
                       -----       -----       -----       -----       -----
North America          1,064       1,091       1,123       1,097       1,088
Europe                 1,852       1,796       1,926       2,022       2,175
East Asia                946         844       1,003       1,093       1,148
Latin America            911         857         818         713         693
                       -----       -----       -----       -----       -----
Total                  4,773       4,588       4,870       4,925       5,104
                       =====       =====       =====       =====       =====


  * 1994 and 1993 excludes 25 and 137 lessons, respectively, for centers closed in connection with the Merger.

A lesson consists of a single 45-minute session given by a teacher (regardless of the number of students). In 1994, the United States, Japan, and Germany accounted for 20%, 18% and 13% of lessons given and 20%, 29% and 14% of Language Instruction sales, respectively.

All of the Company's language centers are wholly-owned, except for a joint venture operation in Russia. The following table sets forth, by geographic division, the number of language centers in each of the countries in which the Company owned and operated centers as of December 31, 1994:

EUROPE                                  NORTH AMERICA
------                                  -------------
Western Europe:
  Belgium                   10          United States            62
  Denmark                    2          Canada                   10
  Finland                    1                                   --
  France                    17                Total              72
  Holland                    1                                   ==
  Israel                     2          LATIN AMERICA
  Italy                      5          -------------
  Norway                     1          Argentina                 5
  Portugal                   1          Brazil                   16
  Spain                     12          Chile                     4
  Sweden                     1          Colombia                  4
  United Kingdom             5          Mexico                   16
                                        Puerto Rico               4
Central/Eastern Europe:                 Venezuela                 9
  Austria                    7                                   --
  Czech Republic             4          Total                    58
  Germany                   50                                   ==
  Hungary                    3          EAST ASIA
  Poland                     3          ---------
  Russia                     1          Hong Kong                 1
  Slovak Republic            1          Japan                    50
  Switzerland               10          Thailand                  2
                           ---                                   --
     Total                 137             Total                 53
                           ===                                   ==

In 1994, eight language centers were opened and ten were closed, bringing the worldwide total to 320. The average capital expenditure incurred in connection with opening a new language center in 1994 was approximately $113,500.

Language centers traditionally have been wholly-owned operations and the Company has traditionally financed the cost of expansion with internally generated funds. The Company does not anticipate that borrowing will be necessary to finance its planned expansion.

Berlitz (Registered Trademark) Method.   At the heart of Language
Instruction is the Berlitz (Registered Trademark) Method, a proven technique that enables students to acquire a working knowledge of a foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. With its primary objective to develop conversational comprehension and speaking skills, the Berlitz (Registered Trademark) Method combines the use of live instruction with proprietary written, audio-visual, and beginning in 1995, CD-ROM support materials to ensure a fast, effective, and enjoyable learning experience.

Berlitz instructors teach in their native language and are required to complete a seven to ten-day training course in the Berlitz (Registered Trademark) Method. Upon successful completion of this training course, instructors work either full-time or part-time. The Berlitz (Registered Trademark) Method does not require that an instructor be proficient in any language other than the language being taught. This feature of the Berlitz (Registered Trademark) Method greatly increases the number of potential instructors and tends to lower instructor costs.

The Company's centralized management and ownership of language centers permits standardization of instructional method and materials. This standardization also allows a client to begin a Berlitz course in one location and complete it anywhere in the worldwide network of Berlitz language centers. Through application of uniform standards to instructor training, development and usage of materials, and classroom instruction, the Company seeks to achieve consistent and predictable performance results.

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

Approximately 51% of all tuition revenues in 1994 were from private lessons (excluding Total Immersion(Registered Trademark)). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion (Registered Trademark) courses, an intensive form of private instruction, accounted for 5% of tuition revenues in 1994. Total Immersion (Registered Trademark) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group lessons together represented 44% of tuition revenues in 1994.

As a majority of its clients are enrolled for business or professional reasons, the Company's business is influenced by the level of international trade and economic activity. In addition to individuals seeking work-related language skills, Berlitz clients also include travelers and high school and university students developing course-related language skills.

Included in the Language Instruction business are programs that combine intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. The Company has two programs in this specialty instruction area: Language Institute For English (Registered Trademark) ("L.I.F.E.(Registered Trademark"), a Berlitz branch since 1988, and Berlitz Study Abroad.(TM)
A third specialty program, Berlitz Jr.(TM), provides complete language instruction programs to children in public and private schools throughout the world. Cross-cultural training programs, another specialty area, offer in-depth explorations of the culture, traditions and values of a target country. Together, these specialty areas accounted for approximately 4.4% of the Company's revenues in 1994.

Marketing and Pricing Policy.   The Company directs its marketing
efforts toward individuals, businesses and governments. The Company utilizes newspaper, magazine and yellow page advertising in addition to direct contacts. Local marketing efforts are coordinated on a divisional and country-by-country basis. Center directors, district managers and regional managers are responsible for sales development with existing and new clients. In addition, sales forces are maintained in the Company's major markets to supplement other marketing methods.

Tuition, which is payable in advance by most individual clients and some corporate clients, includes a registration fee, a charge for printed and recorded course materials, and a per lesson fee. The per lesson fee varies depending on the language being taught, type and quantity of lessons, and country. Total Immersion (Registered Trademark) courses are more expensive than standard individual instruction, while semi-private and group instruction are less expensive.

The Company generally negotiates fees with its corporate clients based on anticipated volume. Concentration on the intensive, individualized segment of the market has enabled the Company to maintain a pricing structure consistent with a premium service. The Company, whose prices are usually higher than those charged by its competitors, believes that it is able to charge premium prices because of its reputation and the high and consistent quality of the instruction it provides.

Franchising.   While its language centers have traditionally been
wholly-owned, the Company is currently considering the utilization of franchising in certain countries to expand the reach of its language center business.

Competition.   The language instruction industry is fragmented, varying
significantly among different geographic locations. In addition to the Company, providers of language instruction generally include individual tutors, small language schools operated by individuals and public institutions, and franchises of large language instruction companies. The smaller operations typically offer large group instruction and self-teaching materials for home study. Rather than compete with these smaller operators, the Company concentrates on its leading position in the higher-priced, business-oriented segment of the language instruction market through its offering of intensive and individualized instruction. No competitors in this market offer language instruction through wholly-owned operations on a worldwide basis. However, the Company does have a number of competitors organized on a franchise basis which, although not as geographically diverse as the Company, compete with it internationally. The Company also faces significant competition in a number of local markets.

Translation Services

Berlitz Translations provides high quality technical translation, interpretation, software localization, electronic publishing, and other foreign language-related services. Translations represented approximately 13%, 13% and 12% of total Company revenues in 1994, 1993 and 1992, respectively, and is expected to contribute an increasingly larger percentage of total corporate revenues over the next few years as a result of restructuring efforts initiated in 1993, an expanded and reorganized sales force and a greater focus on larger customer accounts.

Berlitz Translations' sales focus is on industry segments viewed by management as likely to contribute to the future growth of the business, such as: information technology, automotive/manufacturing, medical technology/pharmaceutical, and telecommunications. The Company has an international network comprised of 37 translation centers in 15 countries, including Baldock (England), Bangkok (Thailand), Bergen (Norway), Copenhagen, Dublin, Los Angeles, Montreal, New York, Paris, Santiago, Sindelfingen (Germany), Toronto, Tokyo, Washington, D.C., and other locations worldwide. Materials are electronically transferred between locations to utilize specialized in-country translations and production facilities in order to produce the highest quality products and reduce costs.

The Company has developed a global network of translators that provides it with a broad range of technical and linguistic resources. The Company has also developed a production process that incorporates several editing phases designed to maximize the accuracy of its translations. Production staffs at dedicated Translations facilities generally consist of production managers, editors, translators and desktop publishing ("DTP") specialists. Managers and editors are generally full-time staff members, while the translator and DTP staffs are comprised of both full-time employees and freelance workers.
Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

Competition.   In the highly fragmented translation services market,
providers compete on the basis of price, accuracy and job turnaround time. The Company does not believe that any one company accounts for a significant portion of the entire commercial translation market.


Publishing

The Company publishes pocket-size travel guides and language phrase books through its facilities in Europe. In addition, Publishing's list includes an extensive range of bilingual dictionaries, trade paperback travel guides and self-teaching language products, some of which are produced in the U.S.. It is also involved with licensing projects that capitalize on the Berlitz name in the international consumer market.
The Publishing business accounted for approximately 5% of total Company revenues in each of 1994, 1993 and 1992. Approximately 50%, 52% and 55% of Publishing segment sales in 1994, 1993 and 1992, respectively, were in Europe.

Berlitz Books and Guides.   Pocket-size, smaller format travel guides
include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 144 titles in this format published in English, plus approximately 519 titles in more than 10 other languages. For these multiple-language titles, the Company employs manufacturing techniques utilizing the same graphics and layouts to reduce manufacturing costs. Larger format travel guides, which include more detailed descriptive information, are available primarily in English in two series: The Berlitz (Registered Trademark) Travellers Guides and the Discover series.

The Company's phrase books include common expressions, words and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 129 phrase books published in 17 languages, of which 27 are for English-speaking travelers. A European Phrase Book, East European Phrase Book and a European Menu Reader are also published in English. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75 minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution for the books and audio products is generally handled by an exclusive distribution agreement with an established distributor for each major country in which the products are sold (e.g., the U.K., France, Germany, U.S. and Canada).

Berlitz Self-Teaching.   The audio cassette and CD products produced by
the Company are intended for the self-instruction language market and draw on the experience of the Language Centers. These products include a product for children and courses for business people.

In the U.S., the audio cassette and CD products are marketed through in-flight airline magazine space advertising, as well as through credit card statement inserts for which the credit card company is compensated based on orders received in response to promotions. In addition to the audio cassette and CD products, the Company is presently involved in several licensing arrangements for products which use published Berlitz materials as the basis of alternate media products (such as hand-held electronic reference products and computer software) for which the Company receives royalties.

The Company's Publishing segment plan includes the relaunching of certain existing product lines and the creation of new products that will compete in today's market place.

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


Employees

As of December 31, 1994, the Company employed 1,962 full-time employees and 2,045 full-time employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a freelance basis. Full-time employee equivalents are calculated by aggregating all part-time instructor hours and dividing these by the average number of hours worked by a full-time employee.

The Company is party to collective bargaining agreements in Canada, Denmark, France, Austria, Germany, and Italy which do not cover a significant number of employees. The Company believes it has satisfactory employee relations in the countries in which it operates. Certain countries in which the Company operates impose obligations on the Company with respect to employee benefits. None of these obligations materially inhibit the Company's ability to operate its business.


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

ITEM 2.  Properties

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. The Company plans to relocate its headquarters prior to the expiration of its current lease in 1995 and is considering properties in the Princeton area for its new home office, which will be leased. Except for eight facilities in France, Spain, Hungary, Brazil and Chile, all of the Company's facilities, including its headquarters, are leased. Total annual rental expense for the twelve months ended December 31, 1994 was $24,816,000. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for one-on-one instruction, as well as some larger rooms suitable for small group instruction.

The following tables set forth, as of December 31, 1994, by geographic region, the number of facilities maintained in that region, the use of the Company's facility, whether owned or leased, and the aggregate square footage:


                             OWNED FACILITIES

                 Number of                                        Aggregate
Region           Facilities        Use                          Square Footage
------           ----------        ---                          --------------
Europe                  5          Center/Leased to Others           7,319
Latin America           3          Center                           19,480
                       --                                           ------
  Total                 8            Total                          26,799
                       ==                                           ======

                             LEASED FACILITIES

                 Number of                                        Aggregate
Region           Facilities        Use                         Square Footage
------           ----------        ---                         --------------
North America          81          Center/Offices                  222,738
Europe                168          Center/Offices                  440,534
East Asia              57          Center/Offices                  140,291
Latin America          60          Center/Offices                  217,765
                      ---                                        ---------
    Total             366          Center/Offices                1,021,328
                      ===                                        =========



ITEM 3.  Legal Proceedings

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the fourth quarter of 1994.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in
Part I of this Form 10-K.



Executive Officers and Directors of the Registrant

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 1995.


Name, Age, Position
with Registrant                 Business Experience
--------------------            -------------------

Soichiro Fukutake,              Mr. Fukutake has served as Chairman of the
49                              Board of the Company since February 1993.
Chairman of the                 Mr. Fukutake joined Fukutake in 1973, and
Board;                          since May 1986 has served as its President
Director (A)(C)                 and Representative Director.  He also serves
                                on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Fukutake became a Director of the Company in February 1993.
                                His term will expire in 1995.

Hiromasa Yokoi, 55              Mr. Yokoi was elected Vice Chairman of the
Vice Chairman of the            Board and Chief Executive Officer of the
Board, Chief                    Company in February 1993 and additionally
Executive Officer               was elected President effective on August
and President;                  31, 1993.  Mr. Yokoi has served as a
Director (A)                    director of Fukutake since June 1992 and
                                Director for Berlitz and North American
                                Sector since April 1994. Prior to that, he served as General Manager of the Overseas
                                Operations Division (formerly the
                                International Division) of Fukutake from
                                October 1990 to March 1994 and as General
                                Manager of the President's Office of
                                Fukutake from July 1990 to September 1990.
                                From June 1987 to July 1990, he was General
                                Manager of the Corporate International Trade division of Matsushita Electric Industries
                                Co., Ltd..  Between April 1981 and June
                                1987, he served as Managing Director and Chief Executive Officer of National
                                Panasonic (Australia) PTY Ltd. in Sydney,
                                Australia.  Mr. Yokoi has served as a
                                Director of the Company since January 1991.
                                His term will expire in 1996.

Susumu Kojima, 52               Mr. Kojima has served as Executive Vice
Executive Vice                  President, Corporate Planning of the Company
President,                      since September 1993.  Prior thereto, he was
Corporate Planning;             Senior Vice President, Corporate Planning of
Director (A)                    the Company from February 1993 to September
                                1993. Mr. Kojima has served as Director of Fukutake since March 1993. Prior to that, he was Joint General Manager of the Business
                                Development Department of The Industrial
                                Bank of Japan,

                                Limited ("I.B.J.") from June
                                1991 to February 1993.  Between November
                                1987 and June 1991, he served as Senior
                                Deputy General Manager, Industrial Research
                                Department of I.B.J. after having served as Chief Representative of I.B.J.'s Washington Representative Office from September 1983. Mr. Kojima also serves on the Board of Directors and Compensation Committee of La Petite Academy. Mr. Kojima was elected as a Director of the Company in February 1993. His term will expire in 1995.

Robert Minsky, 50               Mr. Minsky has served as Executive Vice
Executive Vice                  President and Chief Operating Officer-
President                       Translations and Publishing of the Company
and Chief Operating             since January 1, 1995.  Prior thereto, he
Officer-                        served as Executive Vice President-
Translations and                Translations of the Company from  October 1,
Publishing;                     1993 to January 1995, and as Chief Financial
Director (A)                    Officer of the Company from November 1990 to
                                January 1995.  From November 1990 to October
                                1993, he also served as Vice President.
                                From January 1990 to October 1990, Mr.
                                Minsky was Vice President and Chief
                                Financial Officer of DRI/McGraw-Hill, Inc.
                                Between January 1986 and June 1989, Mr.
                                Minsky served as Vice President and Chief
                                Financial Officer of McCormack & Dodge
                                Corporation, a subsidiary of The Dun &
                                Bradstreet Corporation.  Mr. Minsky has
                                served as a Director of the Company since
                                April 1991.  His term will expire in 1995.

Manuel Fernandez, 58            Mr. Fernandez has served as Executive Vice
Executive Vice                  President and Chief Operating Officer-
President and                   Worldwide Language Instruction of the
Chief Operating                 Company since January 1, 1995.  Prior
Officer,                        thereto, he was Executive Vice President-
Worldwide Language              Language Services of the Company from
Instruction;                    September 1993 to January 1995 and  Vice
Director (A)                    President-European Operations of the Company
                                from October 1989 to September 1993. He previously served as Vice President-
                                European Operations for Berlitz Languages from January 1983 to October 1989. Mr.
                                Fernandez was first employed by Berlitz
                                Languages in 1963 and served in various
                                positions until becoming Vice President in 1983. Mr. Fernandez has served as a Director of the Company since July 1993.
                                His term will expire in 1995.

Saburo Nagai, 64                Mr. Nagai has served as Senior Managing
Director                        Director of Fukutake since June 1994 and as
                                Managing Director of Fukutake from April
                                1988 to June 1994. He has also supervised its general administration and accounting departments since April 1988 and its Capital
                                Strategic Planning Office since April 1993.
                                Since joining Fukutake in April 1985, he served as General Manager and Head of its accounting department until April 1988 and supervised, concurrently with his other duties, its corporate identity department
                                (July 1991-April 1992) and personnel
                                department (April 1990-July 1991).  Mr.
                                Nagai became a Director of the Company in February 1993. His term will expire in 1996.

Edward G. Nelson, 63            Since January 1985, Mr. Nelson has served as
Director                        Chairman and President of Nelson Capital
(B)(C)(D)                       Corporation.  From 1983 to 1985, he was
                                Chairman and Chief Executive Officer of
                                Commerce Union Corporation. He also serves on the Board of Directors of Clintrials, Inc., Osborn Communications Corporation, A+
                                Communications, Inc. and Advocate, Inc. He is a trustee of Vanderbilt University. Mr.
                                Nelson became a Director of the Company in February 1993. His term will expire in 1996.

Robert L. Purdum, 59            Mr. Purdum served as Chairman of the Board
Director (B)(D)                 of Armco, Inc. from December 1993 to April
                                1994 and currently is an independent
                                consultant. He served in various positions since first joining Armco in 1962, including
                                Chairman and Chief Executive Officer (April
                                1990 to November 1990), President (October
                                1986 to April 1990), Chief Operating Officer
                                (February 1985 to October 1986) and Chief
                                Executive Officer-Steel Group (November 1982 to February 1985). Mr. Purdum also serves on the Board of Directors of Holophane
                                Corporation since 1994. In addition, he is a member of the Board of Trustees of GMI
                                Engineering and Management Institute since
                                1991 and serves on their International
                                Committee and Capital Campaign Committee.
                                He is also a member of the Corporate Affairs
                                Committee of the Japan Society and served as a trustee for the Committee for Economic
                                Development. Mr. Purdum has served as a Director of the Company since August 1994.
                                His term will expire in 1996.

Aritoshi Soejima, 68            Mr. Soejima has served as Senior Counselor
Director                        of Fukutake from December 1980 until his
(B)(C)(D)                       appointment as a member of the Disinterested
                                Directors and Compensation Committees of the Company. From 1950 to 1981, Mr. Soejima served in various positions with the Japanese government (including the Ministry of Finance) and multilateral financial institutions (including the World Bank and International Monetary Fund). Mr. Soejima also currently serves as Chairman of Osaka, Tokyo Bay, Nagoya Hilton Company, Ltd.,
                                Counselor of Nippon Hilton Company, Ltd. and
                                Director and Counselor of Capital
                                International Company, Ltd. and as special advisor to the Board of Directors of the Nippon Fire & Marine Insurance Company,
                                Ltd.. In addition, he serves on the Board of

                                Directors of a number of companies, private foundations and associations in Japan. Mr. Soejima became a Director of the Company in February 1993. His term will expire in 1995.

Henry D. James, 57              Mr. James has served as Chief Financial
Vice President and              Officer of the Company since January 1, 1995
Chief Financial                 and as Vice President and Controller of the
Officer                         Company since November 1990.  For the period
                                from October 1989 through October 1990, he served in his present capacity for the Company and prior thereto, he served in the same capacity for Berlitz Languages from 1981 to October 1989. Mr. James joined
                                Berlitz Languages in 1977 and served in
                                various positions with that company prior to 1981.

Robert C. Hendon,               Mr. Hendon has served as Vice President-
Jr., 57                         Legal Department of the Company since
Vice President,                 January 1, 1995 and as Secretary and General
General Counsel and             Counsel of the Company since April 1992.
Secretary                       Prior thereto, he was first an associate
                                then a partner at the law firm of Waller
                                Lansden Dortch & Davis from 1964 until April
                                1992.

Jose Alvarino, 55               Mr. Alvarino has been Vice President-Latin
Vice President                  American Division of the Company since
                                October 1989. Prior thereto, he served in the same capacity with Berlitz Languages from 1985 until October 1989. Mr. Alvarino was first employed by Berlitz Languages in 1970 and served in various positions from that time until being appointed Vice
                                President in 1985.

Yoshikazu Okazaki,              Mr. Okazaki has served as Vice President-
51                              East Asia Division of the Company since May
Vice President                  1, 1994 and as President & Representative
                                Director of Berlitz-Japan since September
                                15, 1994. From January 1984 to March 1994, he served in a number of executive positions with Uniden Corporation, both in Japan and in the United States. Prior thereto, he held the position of Senior Vice President with the advertising agency Dentsu, Young &
                                Rubicam, Los Angeles.

Anthony Tedesco, 52             Mr. Tedesco has served as Vice-President-
Vice President                  North American Division of the Company since
                                October 1994.  From July 1993 to October
                                1994, he served as Vice President-East Asian
                                Division of the Company. Prior thereto, Mr.
                                Tedesco was  Vice President-North American
                                Division of the Company from October 1989 to July 1993 and he previously served in the same capacity with Berlitz Languages from his initial employment in 1983.

Wolfgang Wiedeler,              Mr. Wiedeler has served as Vice President-
50                              Language Instruction, European Division of
Vice President                  the Company since September 1993.  From May
                                1992 to September 1993 he was Vice
                                President, Central/Eastern European
                                Division.  Prior thereto, he served as
                                Divisional Manager of German-speaking
                                countries since October 1989. Prior thereto he served in the same capacity for Berlitz
                                Languages from his initial employment in 1984.



(A)        member of the Executive Committee of the Board of Directors
(B)        member of the Audit Committee
(C)        member of the Compensation Committee
(D)        member of the Disinterested Directors Committee


There is no family relationship between any of the Directors or Executive Officers of the Company.

Owen Bradford Butler served as a Director, and as a member of the Audit and Disinterested Directors Committees until August 1994, when he retired.

                             PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The New Common is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of New Common are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends are subject to restrictions set forth in the debt facilities incurred in connection with the Merger Agreement with Fukutake. As a result, the Company does not expect to pay dividends during the term of such debt facilities. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of New Common are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 101 holders of record of New Common as of December 31, 1994 and March 1, 1995.

The sales prices per share of the New Common as reported by the NYSE for each quarter during the period from February 9, 1993 until December 31, 1994 ranged as follows:

                                               Price per Share
                                       ------------------------------
                                           High               Low
                                       ------------        ----------
First Quarter 1994                         $14 5/8           $12 3/4
Second Quarter 1994                        $14 1/8           $12 7/8
Third Quarter 1994                         $14               $13
Fourth Quarter 1994                        $13 5/8           $12 1/2

February 9, 1993 to March 31, 1993         $15 7/8           $14 3/8
Second Quarter 1993                        $15 5/8           $12 1/4
Third Quarter 1993                         $14 1/8           $12
Fourth Quarter 1993                        $14 7/8           $12 5/8


Prior to the Merger, the Company's common stock, par value $.10 per share (40,000,000 shares authorized) ("Old Common"), was traded on the NYSE.

The sales prices per share of the Old Common as reported by the NYSE for each quarter during the period from January 1, 1993 until February 8, 1993 ranged as follows:

                                                    Price Per Share
                                               -----------------------
                                                High             Low
                                              -------          -------

January 1, 1993 to February 8, 1993           $23 1/2          $22 1/8

Management believes the price per share for periods subsequent to February 8, 1993 is not directly comparable to the price per share for the periods presented prior to February 8, 1993 because the outstanding number of shares was reduced as a result of the Merger.

No common stock dividends for 1993 or 1994 were declared or paid.

ITEM 6.  Selected Financial Data

                                               BERLITZ INTERNATIONAL, INC.
                                               FIVE-YEAR FINANCIAL SUMMARY
                                    (Dollars in thousands, except per share amounts)

                                    Post-Merger                 Post-Merger                                  Pre-Merger
                                    -----------                 -----------   ----------------------------------------------------
                                                                Period from   Period from
                                                                February 1,    January 1,
                                     Year Ended    Year Ended       1993 to       1993 to              Year Ended December 31,
                                   December 31,  December 31,  December 31,   January 31,   --------------------------------------
                                          1994     1993 (1)           1993          1993           1992          1991        1990
                                   -----------   ------------  ------------   -----------   -----------   -----------  -----------
Income Statement Data:
Sales of services and
  products sold (2)                $   300,234   $   271,677   $   252,069   $    19,608    $   281,320   $   259,771  $  261,397
                                       -------       -------       -------       -------        -------       -------     -------
Cost and expenses:
  Cost of services and products
   sold (2)                            179,869       169,102       155,623        13,479        178,009       156,807     153,457
  Selling, general and
   administrative (2)                   91,703        83,500        76,781         6,719         82,837        71,880      71,251
  Amortization of publishing
   rights, excess of cost over
   net assets acquired and
   other intangibles                    12,750        12,423        11,551           872         10,463        10,417      10,313
  Merger-related restructuring
   costs (3)                              -            4,808         4,808          -              -             -           -
  Other (income) expense, net            8,808         1,770         2,233          (463)          (833)      (14,993)    (16,852)
  Non-recurring Maxwell and
    Merger related charges (4)            -             -             -             -             1,356       195,354        -
                                       -------       -------       -------       -------       --------       -------     -------
  Total costs and expenses             293,130       271,603       250,996        20,607        271,832       419,465     218,169
  Income (loss) before income         --------       -------       -------       -------       --------       -------     -------
    taxes and cumulative effect
    of change in accounting
    principle                      $     7,104   $        74   $     1,073   $      (999)   $     9,488   $  (159,694) $   43,228
  Cumulative effect of change in      ========      ========       =======       ========      ========      =========    =======
    accounting principle           $      -      $     3,172   $      -      $     3,172    $      -      $      -     $     -
                                      ========      ========       =======       ========      ========      =========    =======

Net income (loss)                  $       909   $    (2,018)  $    (3,556)  $     1,538    $     4,041   $  (171,947) $   22,622

Preferred Stock dividends                 -             -             -             -              -            9,240      12,019
                                      ---------     ---------      -------       -------        -------       -------     -------
Net income (loss) available
  to common shareholders           $       909   $    (2,018)  $    (3,556)  $     1,538    $     4,041   $  (181,187) $   10,603
                                      ========      ========      ========       =======        =======      ========     =======
Earnings (loss) per common share:
  Income (loss) before cumulative
    effect of change in accounting
    principle                      $      0.09                 $     (0.35)  $     (0.09)   $      0.21   $     (9.53) $     0.56
  Cumulative effect of change in
    accounting principle                  -                           -              .17           -             -           -
                                      --------                     --------      -------        -------      --------     -------
Earnings (loss) per common share   $      0.09                 $     (0.35)  $      0.08    $      0.21   $     (9.53) $     0.56
Cash dividends declared per common    ========                     ========      =======        =======      ========     =======
    share                          $      -                    $      -      $      -       $      0.42   $      0.53  $     0.50
                                      ========                     ========      =======        =======      ========     =======
Average number of common shares
   (000)                                10,033                      10,031        19,024         19,022        19,014      19,000
                                      ========                     ========      =======        =======      ========     =======
Balance sheet data (at year end):
Total assets                       $   582,312                 $   570,472                  $   456,583   $   479,096  $  497,342
Long-term debt                     $    78,247                 $   105,775                  $      -      $    25,000  $   50,000
Shareholders' equity               $   367,235                 $   364,953                  $   326,421   $   331,256  $  333,046

Other data:
  Language lessons given during
   year (000)                            4,773                       4,588                        4,870         4,925       5,104
  Language centers open at year
   end                                     320                         322                          324           298         284
  Growth (decline) in same center
   sales from year to year (5)            9.4%                      (6.1)%                         2.4%        (2.8)%       16.3%

(1) Income Statement Data give effect to the combination of the results of the Company for the periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

(2) In 1993, under the purchase method of accounting, the Post-Merger sales and expenses of facilities closed in connection with the Merger were reclassified to "Merger-related restructuring costs" (33%) and "Excess of cost over net assets acquired" (67%).

(3) Principally represents 33% of severance payments, language center closing costs, and costs of reorganizing the Translations and certain Language Instruction divisions.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

In connection with its initial public offering in 1989, the Company entered into a series of transactions with Maxwell Communication Corporation, plc ("Maxwell Communication") and certain of its subsidiaries. As a result, Macmillan held 10.6 million shares of Old Common and 180,000 shares of the Company's 7% non-cumulative preferred stock (the "Preferred Stock"). In addition, the Company held promissory notes from Maxwell Communication and certain of its subsidiaries (collectively, the "Maxwell Note and the Receivable Notes"), including a note from Macmillan for $64.6 million (the "Macmillan Note"). The Preferred Stock provided for quarterly dividends at the lesser of $3.15 million (i.e., $12.6 million annually) or the amount equal to the Company's after-tax income during the preceding quarter from the Maxwell Note and the Receivable Notes.

In the fourth quarter of 1991, as a result of bankruptcy filings by Maxwell Communication in the U.S. and the United Kingdom, the Company wrote off the Maxwell and certain Receivable Notes and provided reserves for the Macmillan Note and other related charges, totaling $195.4 million. In addition, the Company's obligation to pay dividends on the Preferred Stock was indefinitely suspended due to payment and other defaults which arose on the Maxwell Note and the Receivable Notes. In the first quarter of 1993, the Company recovered $30.8 million from the sale of the Maxwell and Receivable Notes previously written off.

On December 9, 1992, the Company and Fukutake entered into an amended and restated merger agreement (the "Merger Agreement") pursuant to which Fukutake agreed to acquire, indirectly through merger, approximately 67% of the New Common. The Merger was consummated on February 8, 1993. The Company's shareholders received, for each share of Old Common, (i) $19.50 in cash, (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds per share from the sale of the Maxwell Note and certain Receivable Notes. In addition, the shareholders at the time of the closing received $.01 per share upon redemption of each Common Share Purchase Right under the terms of the Safeguard Rights Agreement between the Company and U.S. Trust Company of New York, which was redeemed pursuant to a condition of the Merger. After the Merger, public shareholders of the Company hold approximately
33% of New Common.

The Company incurred approximately $115.0 million of long-term indebtedness in connection with the Merger. (See Note 9 to the Consolidated Financial Statements.)

In January 1993, the Company entered into agreements with Maxwell Communication and Macmillan (the "Disengagement Agreements") to disengage certain relationships. Pursuant to these agreements, among other things, (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company, (ii) Maxwell Communication waived a) all claims that payments to the Company should be considered preferential and returned to Maxwell Communication and b) other claims of Maxwell Communication and its affiliates against the Company and its subsidiaries which Maxwell Communication may have as a result of Maxwell Communication's bankruptcy filings and (iii) U.S. and

U.K. bankruptcy authorities allowed for all purposes a portion of the Maxwell Note and certain Receivable Notes and a claim against Maxwell Communication as subrogee for Midland Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the Maxwell Communication administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan the Macmillan Note and (b) reduced by $58.0 million the amount of their claims against Maxwell Communication for the Maxwell Note and certain Receivable Notes previously written off.

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

Operations Overview

For the period beginning January 1, 1992 and ending December 31, 1994, the Company's sales grew at a compound annual growth rate of 3.3%.

The following table shows the Company's income and expense data as a percentage of sales:


                                                Year Ended December 31,
                                      ----------------------------------------
                                        1994            1993 (1)        1992
                                      --------         ---------       -------

Sales of Services and Products         100.0%            100.0%         100.0%
                                       ------            ------         ------
Costs of services and products
  sold (2)                              59.9              62.2           63.3
Selling, general and
  administrative (3)                    30.5              30.7           29.4
Amortization of publishing
  rights, excess of cost
  over net assets acquired,
  and other intangibles                  4.2               4.6            3.7
Interest expense on long-term debt       3.5               3.3            0.7
Merger-related restructuring
  costs (4)                              -                 1.8             -
Non-recurring Maxwell and
   Merger-related charges                -                   -            0.5
Other income, net                       (0.5)             (2.6)          (1.0)
                                        -----             -----          -----
     Total costs and expenses           97.6              100.0          96.6
                                        -----             -----          -----
Income before income taxes
  and cumulative effect of change
  in accounting principle                2.4%               0.0%          3.4%
                                        =====             ======         =====



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

Despite continued economic weakness in certain European countries, the Company's restructuring efforts, as well as a stabilization of economic conditions in Japan, have reversed the downward trend in Company's operations through 1993, positioning the Company for future growth.

Cost of services and products sold as a percentage of sales decreased from 63.3% in 1992 to 59.9% in 1994, principally due to decreases in teacher costs and certain administrative expenses, as well as the closing of unprofitable facilities under the Merger-related restructuring and from certain cost reduction measures.

Selling, general and administrative expenses as a percentage of sales increased from 29.4% in 1992 to 30.5% in 1994, principally as a result of increased office salaries and advertising expenditures, and a reorganization of the corporate headquarters.

Interest expense on long-term debt as a percentage of sales increased from 0.7% in 1992 to 3.5% in 1994 as a result of the increased indebtedness in connection with the Merger.

The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Language Instruction sales grew from $233.4 million in 1992 to $244.5 million in 1994, a compound annual growth rate of 2.3%. The number of lessons provided by the Company's language centers were 4.9 million, 4.6 million and 4.8 million in 1992, 1993 and 1994, respectively. The growth in sales is largely attributable to the increase in average revenue per lesson as a result of price increases in excess of inflation and favorable foreign exchange fluctuations.

Over the three year period, the Company opened 46 new language centers and closed 24. While the weakness in the worldwide economy led to weak sales growth in 1992 and 1993, economic recoveries in certain regions in 1994 led to overall improved growth in 1994. The following table shows the year-over-year increase/(decrease), including the impact of foreign currency rate fluctuations, in sales by centers which were operating during the entirety of both years being compared.

                                  Percentage Growth (Decline)
                       --------------------------------------------
                        1994            1993 (1)             1992
                       -------         ---------            -------

Same Center Sales        9.4%           (6.1%)                2.4%
                       =======         =========            =======

(1) Gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

During the period from 1992 to 1994, the Company's Translations segment expanded principally through internal growth. Translations' sales grew at a compound annual growth rate of 11.2%, increasing from $32.4 million in 1992 to $40.0 million in 1994. Translations' operating results have benefitted from a comprehensive reorganization plan, started in 1993 and carrying over into 1994, which affects production, sales and marketing activities.

Publishing segment sales increased from $15.5 million in 1992 to $15.7 million in 1994, primarily as the 1993 product distribution problems were resolved and successful marketing and sales programs were introduced.

The Company's participation in numerous licensing agreements and joint ventures has allowed it to offer new high-tech products, including a line of language instruction products on CD-ROM and multimedia courses for the home, school and business markets.

During the three-year period, the percentage of the Company's annual sales denominated in currencies other than U.S. dollars ranged from 74.9% in 1992 to 75.2% in 1994. As a result, changes in exchange rates had an impact on the Company's sales revenues. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales during the periods presented:

                                       Year Ended December 31,
  Percentage              --------------------------------------------
Growth (Decline)             1994            1993 (2)          1992
------------------        ---------        ----------       ----------
Sales:
   Operations (1)            2.6%           (2.4)%             5.0%
   Exchange                  7.9            (1.0)              3.3
                          ---------        ----------       ----------
     Total                  10.5%           (3.4)%             8.3%
                          =========        ==========       ==========

(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being compared.

(2) Gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.


Results of Operations

Year Ended December 31, 1994 vs. Year Ended December 31, 1993

As discussed in Note 2 to the Consolidated Financial Statements, on February 8, 1993, the Company and Fukutake consummated the Merger. The following selected financial data gives effect to the combination of the results of the Company for the combined periods January 1, 1993 through January 31, 1993 and February 1, 1993 through December 31, 1993.

                                              Twelve Months Ended December 31,
                                         --------------------------------------
                                              1994                  1993
                                         -----------------     ----------------

Sales of services and products            $  300,234            $  271,677
Total costs and expenses                     293,130               271,603
                                          ----------            ----------
Income before income taxes
  and cumulative effect of change
  in accounting principle                 $    7,104            $       74
                                          ==========            ==========
Income (loss) available to
  common shareholders                     $      909            $   (2,018)
                                          ==========            ==========

Sales for the twelve months ended December 31, 1994 were $300.2 million, 10.5% above the same period in the prior year, reflecting increases in the Language
Instruction, Translations and Publishing segments.

In connection with the Merger, certain restructuring charges were accrued in the third and fourth quarters of 1993, including those for the reorganization of the Translations and certain Language Instruction divisions and the targeted closing of language centers (of which 12 were closed in 1993 and 10 were closed in 1994). In comparing the facilities not affected by Merger-related restructuring activities, sales increased by $32.3 million, or 12.1%, from the twelve months ended December 31, 1993.

Language Instruction sales were $244.5 million, an increase of $20.9 million, or 9.4%, from sales of $223.6 million in the same period in 1993, primarily reflecting increases in East Asia ($10.9 million, or 17.6%), Europe ($4.6 million, or 5.6%) and Latin America ($4.8 million, or 16.7%). The improvement in East Asian sales from 1993 largely resulted from the favorable impact of exchange rate fluctuations ($5.7 million) and improved operating activity in Japan ($3.9 million). Europe's increase was impacted by favorable exchange rate fluctuations ($1.1 million) and by increased operating activity in the central/eastern European countries ($3.6 million). Furthermore, when comparing language centers not affected by Merger-related restructuring activities, the western European countries' sales increased $1.0 million, or 2.9%. The increase in Latin America revenues was primarily due to increases in Brazil and Mexico.

During the twelve-month period ended December 31, 1994, the number of lessons given was approximately 4.8 million, 4.0% above the same period
in the prior year.   Lesson volume in East Asia increased 12.0% from
1993, favorably impacted by the first full year of operations of certain centers in Hong Kong and Thailand and by an 7.1% improvement in Japan. Lesson volume in Latin America increased by 6.3% from the prior year, primarily due to growth in Mexico. Lesson volume in the central/eastern European countries increased by 9.6% over 1993 primarily due to the results of the new language centers in the Czech and Slovak Republics, Hungary and Poland. Lesson volume in western Europe remained flat, particularly reflecting weaknesses in Belgium, France and Spain.

For the twelve months ended December 31, 1994, average revenue per lesson ("ARPL") was $43.27 as compared to $41.07 in the comparable prior-year period. ARPL (excluding Russia and the Slovak Republic) ranged from a high of approximately $73.16 in Japan to a low of $15.19 in the Czech Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened eight new language centers during 1994, including two in Germany and one each in the Czech and Slovak Republics, Israel, Japan, Mexico and Poland.

Translation segment sales were $40.0 million for the twelve-month period ended December 31, 1994, an increase of $4.3 million, or 12.1%, from the same period in 1993. This increase was primarily attributable to strong performances in Canada, Ireland, Norway and Japan and was benefited by the segment's reorganization of its sales force to serve key regions and sharpen the focus on targeted industries and customers. When comparing facilities not affected by Merger-related restructuring activities, Translation sales increased $6.4 million, or 19.1%, from the prior year.


Publishing segment sales were $15.7 million for the twelve months ended December 31, 1994, $3.3 million, or 26.7%, above the same period in 1993, primarily as product distribution problems were resolved and successful marketing and sales programs were introduced. The effects of exchange rate fluctuations were not material.

Net income to common shareholders for the twelve months ended December 31, 1994 was $0.9 million, or $0.09 per common share, compared to a net loss of $2.0 million, or net income of $0.08 per common share and net loss of $0.35 per share for the one-month and eleven-month periods ended January 31, 1993 and December 31, 1993, respectively, in the same period in 1993. This increase of $2.9 million resulted primarily from increased sales in 1994 and Merger-related restructuring costs in 1993, partially offset by increases in cost of services and products sold, selling, general and administrative expenses and income tax expense in 1994 and by non-recurring income items and the cumulative effect of a change in accounting principle in 1993.

Cost of services and products sold and selling, general and administrative expenses, totalled $271.6 million, or 90.5% of sales, for 1994, compared to $252.6 million, or 93.0% of sales, in the prior year. This improvement in expenses as a percentage of sales resulted primarily from certain cost reduction measures, particularly teacher costs, office salaries and rent, which more than offset increases in advertising, and the impacts in 1993 of the settlement of a lease negotiation (income of $1.5 million) and certain other Merger-related adjustments (expense of $0.4 million).

Interest expense on long-term debt increased by $1.5 million due primarily to an increase in amortization of deferred financing costs.

Merger-related restructuring costs of $4.8 million were recorded for the twelve months ended December 31, 1993, primarily for severance, the reorganization of the Translations and certain Language Instruction divisions and the costs of closing language centers, including lease cancellation penalties, write-offs of leasehold improvements, and operating losses for such centers.

Other income, net for the twelve months ended December 31,1994 decreased by $5.5 million from the same prior-year period, primarily due to non-recurring income items, net, of $6.5 million in 1993 which were triggered by the terms of the Merger and certain related restructuring activities.

The Company recorded an income tax expense for the twelve months ended December 31, 1994 of $6.2 million, or an effective rate of 87.2% which was raised primarily by nondeductible amortization charges. This compared to an income tax expense in the same prior year period of $5.3 million, for which the effective rate was also raised primarily by nondeductible amortization charges.

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

                                          Twelve Months Ended December 31,
                                    ----------------------------------------
                                        1993                       1992
                                    --------------             -------------

Sales of services and products       $  271,677                 $  281,320
Total costs and expenses                271,603                    271,832
Income before income taxes           ----------                 ----------
  and cumulative effect of change
  in accounting principle            $       74                 $    9,488
                                     ==========                 ==========
Income (loss) available to
  common shareholders                $   (2,018)                $    4,041
                                     ==========                 ==========

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

                                         Twelve Months Ended December 31,
                                       -----------------------------------
                                                               Pro Forma
                                           1993                    1992
                                       ------------           ------------

Sales of services and products           $ 271,677             $ 270,790

Lessons given                               4,588                 4,691


Sales for the twelve months ended December 31, 1993 were $271.7 million, a decrease of $9.6 million, or 3.4%, from sales of $281.3 million in the comparable period in 1992, but an increase of $0.9 million, or 0.3%, from pro forma 1992 sales.

Language Instruction sales were $223.6 million, a decrease of $9.9 million, or 4.2%, from sales of $233.4 million in the comparable period in 1992. However, sales increased $0.4 million over pro forma 1992 sales, as aggregate decreases in western European countries were offset by increases in the other regions. Sales in the western European countries declined $7.6 million from pro forma 1992 as a result of the unfavorable impacts of exchange rate fluctuation of $4.7 million, combined with the continued economic weakness in this region, particularly in France, Spain, Belgium and England. This decline was offset by increases in North America, Latin America and the central/eastern European countries of $0.3 million, $4.2 million and $0.2 million, respectively. In addition, sales of the East

Asian division increased by $3.2 million, or 5.5%, over pro forma 1992. However, excluding the favorable impact of exchange rate fluctuations, sales of this region decreased $4.4 million, or 7.5% as a result of the continuing recessionary environment in Japan.

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

For the twelve months ended December 31, 1993, ARPL was $41.07 as compared to $40.51 in the comparable prior-year period and $40.16 in pro forma 1992. ARPL (excluding Russia) ranged from a high of approximately $67.12 in Japan to a low of $13.17 in the Czech
Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened 12 new language centers during 1993, including six in central/eastern Europe, five in Latin America, and one in Japan.

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

For the twelve months ended December 31, 1993, the Company reported a net loss of $2.0 million as compared to net income of $4.0 million in
the same period in 1992.   This decrease, totalling $6.0 million
resulted primarily from i) Merger-related restructuring costs, ii) increases in cost of services and products sold, selling, general and administrative expenses, amortization expense and interest expense, and
iii) decreases in interest income from affiliates, all partially offset by non-recurring income items and the cumulative effect of a change in accounting principle. The Company reported, for the one-month and eleven-month periods ended January 31, 1993 and December 31, 1993, net income of $0.08 per share and net loss of $0.35 per share, respectively, compared to net income of $0.21 per share for the twelve months ended December 31, 1992.

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

Interest expense on long-term debt increased by $7.2 million due to increased borrowing in connection with the Merger.

Merger-related restructuring costs of $4.8 million were recorded, primarily for severance, the reorganization of Translations and certain Language Instruction divisions and the costs of closing language centers, including lease cancellation penalties, write-offs of leasehold improvements, and operating losses for closed centers.

Interest income from affiliates decreased $6.7 million as a result of the sale, in connection with the Merger, of a promissory note due from an affiliate.

In connection with the Merger, the Company recognized certain non-recurring income items. The Company recognized a portion ($4.9 million) of the gain on the 1990 sale of 20% of the equity of its Japanese subsidiary, as a result of the elimination of certain contingencies upon consummation of the Merger. Joint venture losses of $1.4 million were recorded in the twelve-month period, primarily as a result of liabilities anticipated to be incurred in connection with the discontinuation of a European Publishing joint venture and an East Asian joint venture. Other income (expense), net, was also favorably impacted in the current year (income of $2.9 million) and unfavorably impacted in the prior year (expense of $1.2 million) by the effect of certain adjustments to minority interest of the Company's Japanese subsidiary.

The Company's effective income tax rates for the 1993 Pre-Merger and Post-Merger periods were higher than for the 1992 twelve-month period due to the Company's inability to utilize net operating losses in certain countries, and to nondeductible amortization charges. The effect of the increase in the US statutory Federal rate from 34% to 35% was not material.

Accounting for Income Taxes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". As a result of the adoption of this statement, as of January 1, 1993, the Company recorded a tax credit of $3.2 million, or $0.17 per share, which resulted in the reduction of the deferred tax liability as of that date. This amount has been reflected in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle.

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

Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are not seasonal in the aggregate. Generally, the Company collects cash from the customer in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Net cash provided by operating activities was $20.8 million, $10.8 million and $30.9 million for the years ended December 31, 1994, 1993 and 1992, respectively. These cash flows were affected by tax refunds of approximately $5.6 million, $5.1 million and $12.8 million which were received in 1994, 1993 and 1992, respectively. In addition, 1993 was adversely affected by the payment, in connection with the Merger, of $6.6 million in fees to secure the Acquisition Debt Facilities, hereinafter defined. The 1994 improvement from 1993 in net cash provided is partly reflective of the restructuring efforts initiated in 1993.

Net cash used in investing activities, which totalled $8.0 million, $11.1 million and $11.9 million in 1994, 1993 and 1992, respectively, was affected largely by capital expenditures and investments in joint ventures. The Company made capital expenditures of $5.9 million, $8.2 million, and $11.2 million in the years ended December 31, 1994, 1993, and 1992, respectively, primarily for the opening of new centers and refurbishing of existing centers. The decreasing trend in capital expenditures and new school openings is the result of cost control measures. The closing of ten language centers in 1994 completed the targeted closure of centers as part of the Merger-related restructuring activities. The Company invested $1.3 million, $2.9 million and $0.8 million in joint ventures in 1994, 1993 and 1992, respectively. The 1993 and 1992 investments were primarily for shutdown-related costs.

Net cash provided by financing activities totalled $2.2 million in 1994, compared with net cash used of $4.9 and $25.7 million in 1993 and 1992, respectively. In 1993, in connection with the Merger, the Company borrowed $59.0 million under a Bank Term Loan, issued $56.0 million of Senior Notes and established a $10.0 million Bank Revolving Facility (collectively, the "Acquisition Debt Facilities"). In September 1994, the Company received approximately $30.1 million from promissory notes issued to Fukutake and its subsidiary. Approximately $19.0 million of the proceeds of such notes were used to reduce obligations, in reverse order of maturities, under the Bank Term Loan and $7.0 million were used to repay amounts outstanding under the Bank Revolving Facility, which was then terminated. Principal and interest repayment on such notes will be deferred until all obligations under the Acquisition Debt Facilities are satisfied.

Certain financial covenants contained in the Acquisition Debt Facilities restrict the ability of the Company to pay dividends. The Company does not expect to pay dividends during the term of the Acquisition Debt Facilities.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to six currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair value of these agreements at December 31, 1994, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $2.2 million.

As of December 31, 1994, the Company did not have any material commitments for capital expenditures. During 1995, the Company anticipates capital expenditures to be consistent with historical requirements. The Company believes that the strategic restructuring undertaken in 1993 has strengthened the core businesses and positioned the Company for future growth. Thus, the Company plans to meet its debt service requirements and future working capital needs through funds generated from operations, and through the increase in available cash as the result of the discontinuation of dividends resulting from restrictions imposed by the Acquisition Debt Facilities.

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

ITEM 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

                                                                 Page
                                                                 ----

Reports of Independent Auditors                                   31, 32

Statement of Management's
    Responsibility for Consolidated
    Financial Statements                                          33

Consolidated Financial Statements:

    Consolidated Statements of Operations, year ended
           December 31, 1994, period from February 1, 1993
           to December 31, 1993, period from January 1, 1993
           to January 31, 1993, and the year ended
           December 31, 1992                                      34

    Consolidated Balance Sheets, December 31, 1994 and 1993       35

    Consolidated Statements of Shareholders' Equity, year ended
           December 31, 1994, period from February 1, 1993
           to December 31, 1993, period from January 1, 1993
           to January 31, 1993, and the year ended
           December 31, 1992                                      36

    Consolidated Statements of Cash Flows, year ended
           December 31, 1994, period from February 1, 1993
           to December 31, 1993, period from January 1, 1993
           to January 31, 1993, and the year ended
           December 31, 1992                                      37

    Notes to Consolidated Financial Statements                    38

Financial Statement Schedules:

           Schedule II.  Valuation and Qualifying Accounts        59

           All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                    REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1994, the eleven-month period ended December 31, 1993 and the one-month period ended January 31, 1993. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1994 and 1993. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for the year ended December 31, 1994, the eleven-month period ended December 31, 1993 and the one-month period ended January 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1994 and 1993, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the financial statements, effective January 1, 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.




/s/  DELOITTE & TOUCHE
New York, New York
March 3, 1995

                   REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of
Directors of Berlitz International, Inc.:

We have audited the consolidated statements of operations, shareholders' equity and cash flows of Berlitz International, Inc. ("Berlitz") for the year ended December 31, 1992. We have also audited the financial statement schedule listed in the index at Item 8 for the year ended December 31, 1992. These financial statements and the financial statement schedule are the responsibility of Berlitz management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Berlitz's operations and its cash flows for the year ended December 31, 1992, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/  COOPERS & LYBRAND LLP
New York, New York
March 24, 1993

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

The Board of Directors, through its Audit Committee consisting of outside Directors of the Company, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. Deloitte & Touche LLP and the Company's internal auditors each have full and free access to the Audit Committee, and meet with it regularly, with and without management.





/s/  HENRY D. JAMES
Henry D. James,
Vice President and Chief Financial Officer

                            Page 34


                      BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share amounts)


                                                                 Post-Merger                                 Pre-Merger
                                                -------------------------------------          ----------------------------------
                                                                         Period from           Period from
                                                                         February 1,            January 1,
                                                      Year Ended             1993 to               1993 to            Year Ended
                                                    December 31,        December 31,           January 31,          December 31,
                                                            1994                1993                  1993                  1992
                                                ----------------        ------------           -----------          ------------
Sales of services and products                  $       300,234    $        252,069       $        19,608       $        281,320
                                                ---------------    -----------------      ---------------       ----------------
Costs and expenses:
    Cost of services and products sold                  179,869             155,623                13,479                178,009
    Selling, general and administrative                  91,703              76,781                 6,719                 82,837
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                 12,750              11,551                   872                 10,463
    Interest expense on long-term debt                   10,559               8,965                    89                  1,902
    Merger-related restructuring costs                    -                   4,808                   -                      -
    Non-recurring Maxwell and
       Merger-related charges                             -                     -                     -                    1,356
    Other income, net                                    (1,751)             (6,732)                 (552)                (2,735)
                                                       --------            --------               -------               --------
       Total costs and expenses                         293,130             250,996                20,607                271,832
                                                       --------            --------               -------               --------
Income (loss) before income taxes and
    cumulative effect of change in accounting
    principle                                             7,104               1,073                  (999)                 9,488

Income tax expense                                        6,195               4,629                   635                  5,447
                                                        -------             -------                ------               --------
Income (loss) before cumulative effect of
    change in accounting principle                          909              (3,556)               (1,634)                 4,041

Cumulative effect of change in
    accounting principle                                  -                   -                     3,172                  -
                                                        -------             --------               -------              --------

Income (loss) available to common
    shareholders                                $           909    $         (3,556)      $         1,538       $          4,041
                                                        =======             =======                ======               ========
Earnings (loss) per common share:
 Income (loss) before cumulative
    effect of change in accounting principle    $          0.09    $          (0.35)      $         (0.09)      $           0.21
 Cumulative effect of change in
    accounting principle                                    -                   -                    0.17                    -
                                                        -------             -------                ------               --------
Earnings (loss) per common share                $          0.09    $          (0.35)      $          0.08       $           0.21
                                                        =======             =======                ======               ========
Average number of common shares (000)                    10,033              10,031                19,024                 19,022
                                                        =======             =======                ======               ========


See accompanying notes to the consolidated financial statements.

                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share amounts)

                                                        December 31,
                                             ------------------------------
                                                   1994            1993
                                             -------------  ---------------
Assets
Current assets:
Cash and temporary investments               $     26,165   $     11,738
Accounts receivable, less allowance
 for doubtful accounts
 of $1,912 and $2,566                              25,593         22,999
Inventories                                         8,973         10,684
Prepaid expenses and other current assets           6,906          6,054
                                                  -------         ------
 Total current assets                              67,637         51,475

Property and equipment, net                        25,885         26,858
Publishing rights, net of accumulated
 amortization of $1,665 and $788                   20,048         20,712
Excess of cost over net assets acquired
 and other intangibles, net of accumulated
 amortization of $22,675 and $10,763              453,712        457,897
Other assets                                       15,030         13,530
                                                  -------        -------
 Total assets                                $    582,312   $    570,472
                                                  =======        =======
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings                        $      -       $      3,000
Current portion of long-term debt                   9,325          5,525
Accounts payable                                    6,999          5,278
Deferred revenues                                  36,301         33,187
Payrolls and commissions                           10,785          9,468
Income taxes payable                                1,356          1,971
Accrued Merger-related restructuring
 costs                                                263          7,978
Accrued expenses and other current
 liabilities                                        9,956         11,607
                                                  -------        -------
 Total current liabilities                         74,985         78,014

Long-term debt                                     78,247        105,775
Notes payable to affiliates                        30,424          -
Deferred taxes and other liabilities               25,044         15,169
Minority interest                                   6,377          6,561
                                                  -------        -------
 Total liabilities                                215,077        205,519
                                                  -------        -------

Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares
 authorized;  10,032,935 and
 10,032,903 shares outstanding in
 1994 and in 1993, respectively                     1,003          1,003
Additional paid - in capital                      368,658        368,658
Retained deficit                                   (2,647)        (3,556)
Cumulative translation adjustment                     221         (1,152)
                                                  -------        -------
 Total shareholders' equity                       367,235        364,953
                                                  -------        -------
 Total liabilities and shareholders'
  equity                                     $    582,312   $    570,472
                                                  =======        =======


See accompanying notes to the consolidated financial statements.



                       BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (Dollars in thousands, except per share amounts)


                                            Redeemable                Additional       Retained       Cumulative            Total
                                             Preferred      Common       Paid-In       Earnings      Translation     Shareholders'
                                                 Stock       Stock       Capital      (Deficit)       Adjustment           Equity
                                          -----------  -----------   -----------    -----------     ------------     ------------

Balance at January 1, 1992                $   126,000  $    1,908    $  391,762     $ (188,875)     $       461      $   331,256

Net income                                                                               4,041                             4,041
Common stock dividends
  ($.42 per share)                                                       (8,012)                                          (8,012)
Translation adjustment                                                                                   (1,124)          (1,124)
Amortization of unearned
  compensation                                                              260                                              260
                                              -------       -----       -------       --------           ------          -------
Balance at December 31, 1992                  126,000       1,908       384,010       (184,834)            (663)         326,421

Net income for the period from
  January 1, 1993 to January 31, 1993                                                    1,538                             1,538
Amortization of unearned compensation
  and other charges                                                         119                                              119
Translation adjustment                                                                                     (280)            (280)
                                              -------       -----       -------        -------           ------          -------
Balance at January 31, 1993                   126,000       1,908       384,129       (183,296)            (943)         327,798

Merger-related transactions:
  Equity capital contribution and
    transaction-related fees                                            293,067                                          293,067
  Merger consideration paid to existing
    shareholders                                                       (374,515)                                        (374,515)
  Redemption of Preferred Stock              (126,000)                  126,000                                             -
  Elimination of unearned compensation                        598          (598)                                            -
  Elimination of predecessor company
   equity accounts                                         (1,503)     (182,736)       183,296              943             -
  Purchase price allocation adjustment                                  134,723                                          134,723
  Other Merger financing activity                                       (11,412)                                         (11,412)
                                              --------      ------      -------        -------          --------         -------
Opening balance at February 1, 1993            -            1,003       368,658           -                -             369,661

Net loss for the period from
  February 1, 1993 to December 31, 1993                                                 (3,556)                           (3,556)
Translation adjustment                                                                                   (1,152)          (1,152)
                                              ---------     -----       -------        -------          -------          -------
Balance at December 31, 1993                   -            1,003       368,658         (3,556)          (1,152)         364,953

Net income                                                                                 909                               909
Translation adjustment                                                                                    1,373            1,373
                                              ---------   -------       -------        -------          -------          -------
Balance at December 31, 1994              $    -          $ 1,003    $  368,658     $   (2,647)     $       221      $   367,235
                                              =========   =======       =======        =======          =======          =======


See accompanying notes to the consolidated financial statements.

                            Page 37

                      BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                                             Post-Merger                        Pre-Merger
                                                         -------------------------------  --------------------------------
                                                                             Period from      Period from
                                                           Year ended   February 1, 1993  January 1, 1993       Year Ended
                                                          December 31,    to December 31,   to January 31      December 31,
                                                               1994                 1993             1993             1992
                                                         ------------   ----------------  ---------------      -----------
Cash flows from operating activities:
Net income (loss)                                           $     909       $   (3,556)      $    1,538       $     4,041
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of change in accounting principle           -               -              (3,172)             -
    Gain on sale of interest in subsidiary                        -             (4,924)            -                 -
    Depreciation                                                6,423            5,504              504             5,772
    Amortization of publishing rights, excess of cost over
       net assets acquired, and other intangibles              12,750           11,551              872            10,463
    Amortization of unearned compensation                         -               -                  20               260
    Minority interest in income (loss) of subsidiary              738           (3,692)            (168)            1,039
    Equity in losses of joint ventures                             15            1,442             -                2,201
    Deferred income taxes                                       1,737            1,108              265              (747)
    Provision for bad debts                                       442            1,084               32               719
    Foreign exchange (gains) losses, net                       (1,707)           1,278               38             3,843
    Merger-related valuation adjustments                          -                553             -                 -
    Non-recurring Maxwell and Merger related charges              -                -               -                1,095
    Maxwell related recoveries                                    -                312             -                  975
    Payment of deferred financing costs                          (232)          (6,623)            -                 -
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable             (2,550)          (2,309)           2,069            (1,737)
        (Increase) decrease in inventories                      2,321           (1,853)              62            (2,351)
        (Increase) decrease in prepaid expenses and other
        assets                                                 (5,206)           5,816             (504)           (6,060)
        Decrease in refundable income taxes                       -               -                -               12,084
        Increase (decrease) in deferred revenues                  726             (570)            (771)           (3,723)
        Increase (decrease) in accounts payable and
          other current liabilities                            (4,002)          (6,975)           8,462             1,242
        Increase in due to affiliates                             384             -                -                  867
        Increase (decrease) in income taxes payable              (868)            (675)             585                 5
        Increase (decrease) in other liabilities                8,913            3,650             (198)              919
                                                               ------           ------            ------           ------
    Net cash provided by operating activities                  20,793            1,121            9,634            30,907
                                                               ------           ------            ------           ------

Cash flows from investing activities:
Capital expenditures                                           (5,892)          (7,689)            (560)          (11,154)
Acquisitions of businesses                                       (894)            -                -                  (86)
Investments in joint ventures                                  (1,259)          (2,838)             (37)             (776)
Decrease in Brazilian cash investments                            -               -                -                   82
Purchase of short-term investments                                -               -                -              (10,510)
Sale of short-term investments                                    -               -                -               10,510
                                                               ------           ------            -----            ------
    Net cash used in investing activities                      (8,045)         (10,527)            (597)          (11,934)
                                                               ------           ------            -----            ------

Cash flows from financing activities:
Common stock dividends paid                                       -               -                -              (10,683)
Proceeds from issuance of long-term debt                          -            115,000             -                 -
Proceeds of notes payable to affiliates                        30,145             -                -                 -
Repayment of long-term debt                                   (24,935)         (28,700)            -              (15,000)
Net borrowings (repayments) under revolving credit
 agreement                                                     (3,000)           3,000             -                 -
Payment of Merger-related expenses                                -            (13,996)            -                 -
Proceeds from equity capital contribution                         -            293,067             -                 -
Payment of cash portion of Merger consideration to
 shareholders                                                     -           (374,541)            -                 -
Proceeds from sale of Notes                                       -             30,833             -                 -
Distribution of Notes proceeds to shareholders                    -            (29,701)            -                 -
Other net financing activities                                    -               -                  99              -
   Net cash provided by (used in) financing                   -------          -------            -----            ------
     activities                                                 2,210           (5,038)              99           (25,683)
                                                              -------          -------            -----            ------
Effect of exchange rate changes
    on cash and temporary investments                            (531)          (1,931)            (204)           (2,371)
                                                              -------          -------            -----            ------
Net increase (decrease) in cash and
    temporary investments                                      14,427          (16,375)           8,932            (9,081)

Cash and temporary investments at beginning of period          11,738           28,113           19,181            28,262
                                                             --------          -------           ------            ------
Cash and temporary investments at end of period             $  26,165       $   11,738       $   28,113       $    19,181
                                                             ========          =======           ======            ======
Supplemental disclosures of cash flow information:
    Cash payments for interest                              $   8,988       $    8,329       $      109       $     2,800
                                                             ========          =======           ======            ======
    Cash payments for income taxes                          $   6,070       $    4,576       $      192       $     5,925
                                                             ========          =======           ======            ======
    Cash refunds of income taxes                            $   5,584       $    5,136       $     -          $    12,832
                                                             ========          =======           ======            ======


See accompanying notes to the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars in thousands, except share and per share amounts)


1. Summary of Significant Accounting Policies

   a) Principles of Consolidation - The Consolidated Financial Statements include those of the Company and its subsidiaries. The effects of all significant intercompany transactions have been eliminated.

   b) Foreign Currency Translation - Generally, balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the cumulative translation adjustment, a separate component of shareholders' equity, with the exception of hyperinflationary countries. Income statement amounts have been translated using the average exchange rates in effect for each period. Revaluation gains and losses on certain intercompany accounts in all countries and translation gains and losses in hyperinflationary countries have been included in "other income, net". Revaluation gains and losses on intercompany balances for which settlement is not anticipated in the foreseeable future are included in the cumulative translation adjustment.

   c) Inventories -Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market.

   d) Deferred Financing Costs - Direct costs relating to the indebtedness incurred in connection with the Merger and the Fukutake borrowings (see Notes 9 and 12) have been capitalized and are being amortized by the interest method over the terms of the related debt.

   e) Property and Equipment - Property and equipment is stated at cost and depreciated over estimated useful lives, using principally accelerated methods.

   f) Publishing Rights - Publishing rights are being amortized on a straight-line basis over 25 years.

   g)        Excess of Cost Over Net Assets Acquired and Other Intangibles
             - Excess of cost over net assets acquired is being amortized on a straight-line basis over 40 years, while other intangibles are being amortized primarily on a straight-line basis over 40 years. Their carrying values are evaluated periodically to determine if there has been a loss in value, by reviewing current and estimated future revenues and cash flows, and the interrelated impact on the values of the Company's trademark and franchise rights. The excess of cost over net assets acquired and other intangibles will be written off if and when it has been determined that an impairment in value has occurred.

   h) Deferred Revenues - Deferred revenues generally arise from the prepayment of fees for classroom instruction and are recognized as income over the term of instruction. The Company recognizes in income deferred revenues for lessons paid for and not expected to be taken based upon historical experience by country.

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

   k) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other income, net" in the Consolidated Statement of Operations. The Company's investment in these joint ventures included credit balances of $896 and $2,085, classified as other current liabilities on the Consolidated Balance Sheets at December 31, 1994 and 1993, respectively, and represents the Company's obligation in excess of amounts invested with respect to these joint ventures.

   l) Financial Instruments - In 1993, the Company adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet.

             The fair values of the Company's long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the Company's currency coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer.

             The carrying amounts reported in the balance sheets for cash and temporary investments, trade receivables and payables, accrued liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short-term nature of these instruments.

   m) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1994 presentation.

2. Merger Transaction

   Merger Agreement

   On December 9, 1992, the Company and Fukutake Publishing Co., Ltd. ("Fukutake") entered into an amended and restated merger agreement (the "Merger Agreement") pursuant to which Fukutake agreed to acquire, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Fukutake (the "Merger"), approximately 67% of the new common stock, par value $.10 per share ("New Common") of the Company. The Merger was consummated on February 8, 1993. The Company's shareholders received, for each of their outstanding shares of common stock held prior to the Merger ("Old Common") (i) $19.50 in cash, (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds per share received from the sale of a certain promissory note from Maxwell Communication Corporation plc ("Maxwell Communication") (the "Maxwell Note") and certain 10-year promissory notes due from affiliates ("Receivable Notes"). In addition, the Company's shareholders received $.01 per share in redemption of Rights in accordance with a Safeguard Rights Agreement between the Company and U.S. Trust Company of New York. Public shareholders of the Company hold the remaining approximately 33% of New Common.

   Accounting Treatment

   The Merger was accounted for by the purchase method of accounting. The purchase method of accounting contemplates a step-up in value of the Company's assets based upon the purchase price paid for the outstanding common stock. Utilizing such method, the purchase price paid for approximately 67% of the Company resulted in an increase in value of the Company's assets based upon the amount paid for such shares. The remaining (approximately 33%) ownership will continue to be carried at historical cost. The Fukutake purchase price (including a portion of long-term debt; See Note 9 for further discussion) was allocated to the Company's assets and liabilities. The Post-Merger financial statements include an allocation of the Fukutake purchase price. The excess of Fukutake's purchase price over net assets acquired will be amortized on a straight-line basis over 40 years.

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

A summary of the purchase price allocation follows:
   Fukutake purchase price                                       $     370,117
   Net assets acquired:
     Historical (based on 67% of $327,798)       219,625
     Allocation to net assets                     15,769
        Total net assets acquired                -------               235,394
                                                                       -------
   Purchase price allocation adjustment                          $     134,723
                                                                       =======

   Disengagement Agreements and other Maxwell Matters

   In 1989, in anticipation of its initial public offering, the Company entered into a series of financial transactions with Macmillan, Inc. ("Macmillan"), Maxwell Communication Corporation, plc ("Maxwell Communication") and its affiliate. As a result, Macmillan held 180,000 shares of the Company's 7% non-cumulative preferred stock (the "Preferred Stock") and the Company held the Maxwell Note of $99,600 and the Receivable Notes comprised of the following: a Yen 3 billion note of Maxwell Communication, a $3,300 note of MLL Holdings Ltd. (which is a subsidiary of Maxwell Communication) and a $64,568 note of Macmillan (the "Macmillan Note").

   In the fourth quarter of 1991, payment and other defaults arose on the Maxwell Note and the Receivable Notes, which, in view of the December 1991 bankruptcy of Maxwell Communication, were unlikely to be cured. Consequently, the Company wrote off or provided reserves for the Maxwell Note and the Receivable Notes in 1991, and the Company's obligation to pay dividends on the Preferred Stock was indefinitely suspended.

   In the first quarter of 1993, the Company recovered $30,833 of such notes previously written off, the net proceeds of which were distributed to the shareholders as part of the Merger consideration.

   In January 1993, the Company entered into agreements with Maxwell Communication and Macmillan (the "Disengagement Agreements") to disengage certain relationships among such companies. Pursuant to these agreements, among other things, (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company,
   (ii) Maxwell Communication waived (a) all claims that payments to the Company should be considered preferential and returned to Maxwell Communication and (b) other claims of Maxwell Communication and its affiliates against the Company and its subsidiaries which Maxwell Communication may have as a result of Maxwell Communication's bankruptcy filing on December 16, 1991, and (iii) U.S. and U.K. bankruptcy authorities allowed for all purposes a portion of the Maxwell Note and certain Receivable Notes and a claim by the Company against Maxwell Communication as subrogee of Midland Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the Maxwell Communication administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan the Macmillan Note and (b) reduced by $58,000 the amount of their claims against Maxwell Communication in respect of the Maxwell Note and certain Receivable Notes previously written off.

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

   As part of the Merger, Fukutake established a $50,000 irrevocable letter of credit to be used in the event that income tax liabilities are imposed on the Company that relate to the Macmillan Group. The Company was obligated to pay fees charged in connection with such letter of credit and to reimburse Fukutake for amounts paid by Fukutake to the issuer of the letter of credit to the extent that it was drawn upon. This letter of credit was terminated in 1994.

   Merger-related restructuring costs

   In connection with the Company's strategic philosophy arising from the Merger, certain restructuring costs outside the ordinary course of business were incurred. The primary costs represented severance payments and the closing of language centers. In 1993, 33% of these costs were recorded in the consolidated statements of operations, and, in accordance with the purchase method of accounting, 67% of these costs were allocated to the excess of cost over net assets acquired.

3. Earnings (Loss) Per Share

   Earnings (loss) per share of common stock is determined by dividing net income (loss) by the weighted average number of common shares outstanding.

   Primary and fully diluted earnings (loss) per share of common stock are the same since common stock equivalents are either anti-dilutive or immaterial in both calculations. The Company had no such common stock equivalents outstanding as of December 31, 1994.

4. Acquisitions

   In September 1994, the Company purchased all of the remaining outstanding ordinary and preference shares of Softrans International, Ltd., a Dublin-based leading supplier of software localization-related services in Europe, for an aggregate purchase price of approximately $1,667. In connection with this purchase, the Company made cash payments of $659 as of September 30, 1994 and incurred an installment obligation payable to the sellers with various maturities through January 1998. Between October 1994 and December 1994, $411 was paid against the installment obligation.

   The Company also purchased a consulting firm specializing in cross-cultural services for an aggregate consideration of $435, including the issuance of a note payable for $200 with various maturities through 1996.

5. Sale of Interest in Subsidiary

   In November 1990, the Company completed the sale of 20% of the equity of its Japanese subsidiary, The Berlitz Schools of Languages, Inc. (Japan), to Fukutake for $27,132 and deferred the pre-tax gain of $15,021 because, under the terms of the agreement, Fukutake had an option to sell the shares back to the Company for the original yen-denominated purchase price plus 7% interest. The option was terminated in February 1993 in connection with the Merger Agreement. In 1993, 33% of the deferred gain was recorded in the Consolidated Statement of Operations and, in accordance with the purchase method of accounting, 67% of the deferred gain was allocated to the excess of cost over net assets acquired.

   Fukutake's equity in the income of the Japanese subsidiary is reflected in the Company's Consolidated Statements of Operations within "Other income, net".

6. Property and Equipment, net

                                                    December 31,
                                          ------------------------------
                                              1994                  1993
                                          --------              --------

   Building and leasehold improvements    $ 16,705              $ 15,010
   Furniture, fixtures and equipment        16,541                13,197
   Land                                      1,350                 1,317
                                            ------                ------
                                            34,596                29,524
   Less: accumulated depreciation            8,711                 2,666
                                            ------                ------
   Total                                  $ 25,885              $ 26,858
                                            ======                ======

7. Other Income, net


                                                                        Post-Merger                            Pre-Merger
                                                  -----------------------------------      ------------------------------
                                                                         Period from           Period from
                                                   Year Ended       February 1, 1993       January 1, 1993     Year Ended
                                                  December 31,        to December 31,        to January 31,   December 31,
                                                          1994                  1993                  1993           1992
                                                   -----------       ----------------       ---------------   ------------

Gain on sale of interest in subsidiary             $      -         $   (4,924)                 $   -          $    -
Interest income on temporary investments               (1,692)          (2,187)                    (143)         (3,339)
Foreign exchange (gains) losses, net                   (1,707)           1,278                       38           3,843
Equity in losses of joint ventures                         15            1,442                      -             2,201
Interest (income) expense  from affiliates                384             -                         (99)         (6,798)
Publishing rights valuation adjustment                    -                553                      -              -
Other, net                                              1,249           (2,894)                    (348)          1,358
                                                       ------           ------                     -----          -----
    Total other income, net                        $   (1,751)      $   (6,732)                $   (552)      $  (2,735)
                                                       ======           ======                     =====          =====

8.  Income Taxes


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

    As a result of the adoption of SFAS 109, as of January 1, 1993, the Company recorded a tax credit of $3,172, or $0.17 per share, which resulted in the reduction of the deferred tax liability as of that date. This amount has been reflected in the Consolidated Statement of Operations as the cumulative effect of a change in accounting principle. The principal reason for the tax credit was the difference between SFAS 109 and SFAS 96 as related to the recognition of benefits for certain loss carryforwards.

    The components of the deferred tax liability at December 31, 1994 and 1993 were as follows:

                                               1994                      1993
                                          ---------                ----------

Deferred tax assets:
     Inventory                            $     212                $      511
     Joint ventures                             103                        86
     Deferred revenue                           871                     1,781
     Unrealized hedging losses                1,129                        -
     Accrued expenses                         3,848                     5,368
     Net operating losses                    23,681                    22,052
                                             ------                    ------
       Total deferred tax assets             29,844                    29,798
                                             ------                    ------
Deferred tax liabilities:
     Property and equipment depreciation       (101)                     (177)
     Unrealized hedging gains                  (354)                       -
     Publishing rights amortization          (7,979)                   (8,257)
     Other intangibles amortization          (3,313)                   (1,286)
                                            -------                    -------
        Total deferred tax liabilities      (11,747)                   (9,720)
                                            -------                    -------

Net deferred tax assets                      18,097                    20,078
  Valuation allowance                       (22,585)                  (23,602)
                                            -------                   -------
Net deferred tax liability                $  (4,488)               $   (3,524)
                                            =======                   =======

    As a result of the Merger, $16,620 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses becomes more likely than not.

    The Company's effective tax rate for 1994 was 87.2%, compared to 63.6% and 431.4% for the 1993 Pre-Merger and Post-Merger periods, respectively. As a result of adopting SFAS 109, $2,654 of deferred tax benefits from operating loss carryforwards were recognized at January 1, 1993 as part of the cumulative effect of adopting such Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of tax expense from continuing operations in 1993. Accordingly, the adoption of SFAS 109 at the beginning of 1993 had the effect of increasing the effective tax rate applied to continuing operations for the Pre-Merger and the Post-Merger periods by 17.2% and 231.4% respectively.

   The provision (benefit) for income taxes is as follows:

                                       U.S.                    U.S. State
                                      Federal       Foreign*    and Local      Total
                                      -------       --------   ----------      -----

Year ended December 31, 1994:
    Current                       $      202       $    3,887    $   369     $    4,458
    Deferred                           1,286              166        285          1,737
                                       -----            -----        ---          -----
    Total                         $    1,488       $    4,053    $   654     $    6,195
                                       =====            =====        ===          =====
Period from February 1, 1993 to
  December 31, 1993
    Current                       $     (505)      $    3,791    $   235     $    3,521
    Deferred                           1,534             (264)      (162)         1,108
                                       -----            -----       -----         -----
    Total                         $    1,029       $    3,527    $    73     $    4,629
                                       =====            =====       =====         =====
Period from January 1, 1993 to
  January 31, 1993
    Current                       $      (37)      $      369    $    38     $      370
    Deferred                             319              (39)       (15)           265
                                         ---              ---         ---           ---
    Total                         $      282       $      330    $    23     $      635
                                         ===              ===         ==            ===
Year ended December 31, 1992
    Current                       $    1,746       $    3,484    $   964     $    6,194
    Deferred                            (533)               0       (214)          (747)
                                       -----            -----       ----          -----
        Total                     $    1,213       $    3,484    $   750     $    5,447
                                       =====            =====       ====          =====

* Pre-tax income (loss) from foreign operations of the Company was $13,541, $6,864, and $(2,499) for the twelve months ended December 31, 1994, 1993 and 1992, respectively.

The provision (benefit) for deferred taxes is summarized as follows:

                                                                     Post-Merger                                   Pre-Merger
                                            ------------------------------------      ---------------------------------------
                                                                     Period from           Period from
                                               Year Ended       February 1, 1993       January 1, 1993             Year Ended
                                             December 31,        to December 31,        to January 31,           December 31,
                                                     1994                   1993                  1993                   1992
                                             ------------       ----------------       ---------------      -----------------
Deferred gain on sale of 20% of Japanese
  subsidiary                             $        -            $         (1,384)      $          -          $           -
Accrued liabilities                                2,430                 (1,497)                 (267)                     9
Foreign exchange                                  -                        (353)                  (21)                  (464)
Benefit of net operating loss                     (2,646)                 4,492                   408                   (231)
Amortization of intangibles                        2,027                   (164)                  143                    (47)
Other, net                                           (74)                    14                     2                    (14)
                                                  ------                  -----                   ----                 ------
    Total                                $         1,737       $          1,108       $           265       $           (747)
                                                  ======                  =====                   ====                 ======

The difference between the effective income tax and the U.S. statutory Federal tax rate is explained as follows:

                                                              Post-Merger                                   Pre-Merger
                                      -----------------------------------       --------------------------------------
                                                              Period from           Period from
                                        Year Ended       February 1, 1993       January 1, 1993             Year Ended
                                      December 31,        to December 31,        to January 31,           December 31,
                                              1994                   1993                  1993                   1992
                                      ------------       ----------------       ---------------           ------------
U.S. statutory Federal tax rate           35.0%                 35.0%                 (35.0)%                 34.0%
Foreign income taxes, net of Federal
  income tax benefits                    (28.0)                (73.9)                  (8.2)                   8.3
U.S. state and local income taxes,
  net of Federal income taxes              6.0                   4.4                    1.5                    5.2
Net domestic and foreign losses           14.1                 107.6                   58.5                  (20.0)
20% sale of Japanese subsidiary            -                   (97.1)                  -                       4.3
Amortization                              58.6                 372.7                   30.3                   32.6
Other, net                                 1.5                  82.7                   16.5                   (7.0)
                                          ----                 -----                   ----                   -----
          Total                           87.2%                431.4%                  63.6%                  57.4%
                                          ====                 =====                   ====                   =====


           For tax return purposes, at December 31, 1994 the Company has a U.S. Federal net operating loss carryforward of approximately $31,500. Such loss may be carried forward through the year 2006. In addition to the Federal net operating loss carryforward, the Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

           At December 31, 1994, U.S. income and foreign withholding taxes have not been provided on approximately $45,995 of undistributed earnings of foreign subsidiaries as such earnings are intended to be permanently reinvested. However, it is estimated that foreign withholding taxes of approximately $2,391 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S.. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

9. Long-Term Debt

   Long-Term Debt consists of the following:

                                            December 31,
                            ------------------------------------------
                                         1994                     1993
                            -----------------        -----------------
Term Loan                   $          30,775        $          55,300
Senior Notes                           56,000                   56,000
Other (See Note 4)                        797                    -
                            -----------------        -----------------
   Total debt                          87,572                  111,300
Less current maturities                 9,325                    5,525
                            -----------------        -----------------
   Long-term debt           $          78,247        $         105,775
                            =================        =================

   Annual maturities of long-term debt outstanding as of December 31, 1994 are as follows: 1995, $9,325; 1996, $11,349; 1997, $10,699;
   1998, $199; 1999, $14,000; thereafter, $42,000.

   In connection with the Merger, the Company has outstanding indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes") (collectively the "Acquisition Debt Facilities"). The Bank Term Facility consists of a senior term loan facility ("Term Loan"), originally in an amount equal to $59,000, and originally included a $10,000 senior revolving loan facility (the "Bank Revolving Facility"). The Company also issued an aggregate principal amount of Senior Notes of $56,000. The borrowings by the Company under the Acquisition Debt Facilities are collateralized by (i) certain shares of New Common indirectly owned by Fukutake,
   (ii) the capital stock of the Company's direct and indirect U.S. subsidiaries and a portion of capital stock of certain foreign subsidiaries, (iii) substantially all other tangible and intangible U.S. assets of the Company and its direct and indirect U.S. subsidiaries, other than leases of school premises, and (iv) subject to certain limitations, trademark rights of the Company and its direct and indirect U.S. subsidiaries in certain non-U.S. jurisdictions. The Term Loan amortizes quarterly, beginning March 31, 1993, until final maturity on September 30, 1997. The Company made four scheduled quarterly installment payments of $1,381 each during the year ended December 31, 1994. The Senior Notes amortize in annual installments of $14,000 on December 31 in each of the years 1999 through 2001, and have a final maturity on December 31, 2002. The Term Loan and Senior Notes are also subject to mandatory prepayment to the extent that the Company receives net proceeds from asset sales or cash flow in excess of certain specified amounts. Under certain circumstances, mandatory prepayments of the Senior Notes resulting from asset sales are required.

   Borrowings under the Bank Term Facility bear interest at variable rates based on, at the option of the Company, (i) Chemical Bank's alternate base rate plus a spread of 1.0%-1.5% or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a spread of 2.0%-2.5%. The spread applicable to the borrowings under the Bank Term Facility will depend on a specified debt-to-cash flow ratio of the Company. In addition, a commitment fee of approximately 0.4% was charged on the average daily balance of available but unused amounts under the Bank Revolving Facility. The interest rate on the Term Loan at December 31, 1994 was approximately 7.8%. The Senior Notes bear interest at 9.79%.

   The Acquisition Debt Facilities contain certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company, (ii) limitations on the payment of dividends by the Company on its capital stock and (iii) a requirement that the Company obtain, within 180 days of the Merger, foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies. The Acquisition Debt Facilities also contain financial covenants requiring the Company to maintain certain levels of earnings, liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1994, the Company was in compliance with all Acquisition Debt Facilities covenants.

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


10.Commitments

   Lease Commitments

   The Company's operations are primarily conducted from leased facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.


   Rent expense, principally for language centers, amounted to $24,816, $21,225, $1,849 and $21,264, for the year ended December
   31, 1994, the period February 1, 1993 to December 31, 1993, the period January 1, 1993 to January 31, 1993 and the year ended December 31, 1992, respectively. Certain leases are subject to escalation clauses and/or renewal options.

   The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1994 are as follows: 1995 - $7,233; 1996 - $5,821; 1997 - $4,698;
   1998 - $3,081; 1999 - $2,139, and an aggregate of $5,391
   thereafter.

   Legal Proceedings

   The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

11. Financial Instruments and Related Disclosures

    a)  Currency coupon swap agreements

    Pursuant to a covenant under the Acquisition Debt Facilities, in August 1993 the Company entered into six currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements, which utilize fixed and floating interest rates, require the Company to periodically exchange foreign currency denominated interest payments for U.S. dollar-denominated interest receipts. Under the fixed rate agreements, effective for the period from December 31, 1993 to December 31, 1998, semiannual interest exchanges began June 30, 1994. Under the floating interest rate agreements, effective for the period from December 31, 1994 to December 31, 1998, quarterly interest exchanges begin March 31, 1995. Credit loss from counterparty nonperformance is not anticipated.

    The periodic interest exchanges are based upon annual interest rates applied to notional amounts as follows:



                                  Interest Payments to Financial Institution    Interest Receipts from Financial Institution
                    ---------------------------------------------------------   ---------------------------------------------
                                  Notional Amount (000's)       Interest Rate   Notional Amount (000's)     Interest Rate
                    ------------------------------------------  -------------   -----------------------     --------------
Fixed Rate
Agreements:
                     Japanese Yen                   2,335,500       9.71%          $ 22,500                    9.79%
                     Swiss Franc                       11,475       9.89%          $  7,500                    9.79%
                     British Pound                      5,133      10.43%          $  7,550                    9.79%
                     Canadian Dollar                    5,596      10.43%          $  4,300                    9.79%

Floating Rate
Agreements:
                     German Mark                       60,165   DEM-LIBOR-BBA      $ 35,000                    USD-LIBOR-BBA
                                                                   +2.8%                                       +2.5%
                     Japanese Yen                   1,660,480   JPY-LIBOR-BBA      $ 16,000                    USD-LIBOR-BBA
                                                                   +3.535%                                     +2.5%

The Company marks coupon swaps to market. When these agreements are effective as hedges, realized and unrealized gains and losses have been excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

  b) Concentration of credit risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and trade accounts receivable.

  The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with two major U.S. banks. During 1994 and 1993, balances in these
  accounts averaged 26% and 25% of worldwide cash.   As part of its
  cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

  Credit risk with respect to Language Instruction and Translation Services trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 10% of the Company's total accounts receivable balance before allowances at December 31, 1994.

  c) Fair values of financial instruments

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 were as follows:

                                                1994                                1993
                                    ----------------------------      ------------------------------
                                    Carrying           Estimated          Carrying         Estimated
                                      Amount          Fair Value            Amount        Fair Value
                                    ----------        ----------      ------------      ------------
Assets:
  Cash and temporary investments    $ 26,165          $ 26,165          $ 11,738           $ 11,738
  Currency coupon swap agreements      1,011             1,011               -                  923

Liabilities:
  Short-term borrowings                 -                 -                3,000              3,000
  Long-term debt, including
    current maturities                87,572            88,488           111,300            113,648
  Notes payable to affiliates         30,424            19,538               -                  -

  Currency coupon swap agreements      3,226             3,226               -                  389




   For cash and temporary investments and short-term borrowings, the carrying amount approximates fair value due to their short maturities. The fair values of long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

12. Related Party Transactions

    a) Transactions with current related party

    In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Fukutake, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per
    annum.   The Company's Japanese subsidiary, The Berlitz Schools of
    Languages (Japan), Inc. ("Berlitz-Japan), also borrowed Yen 1.0 billion (approximately $10,145) from Fukutake as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes (collectively the "Fukutake Notes") were used to settle certain obligations under the Acquisition Debt Facilities.

    The Fukutake Notes mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments on the U.S. Note are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal.

    The Fukutake Notes are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the financial hedging instruments. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Acquisition Debt Facilities. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Acquisition Debt Facilities are satisfied.

    The Fukutake Notes contain certain covenants, including prohibitions on the incurrence of other debt, liens, loans, mergers or consolidations and amendments to the Acquisition Debt Facilities without consent.

    Berlitz-Japan had a contract (the "Development Agreement") with Fukutake, originally executed in 1992 and amended in 1993, for the development of English conversation video programs for elementary and junior high school students in Japan. The programs consist of printed study materials, video cassettes and audio cassettes, which are used as the basis of a correspondence course. Under this contract, Fukutake was to reimburse Berlitz-Japan for project-related production costs incurred, including employee salaries and outside production fees, and pay to Berlitz-Japan a one-time development fee and a coordination fee of 10% of project-related employee salaries. Development activities under the Development Agreement were completed during 1994.

    Pursuant to the Development Agreement, the Company received reimbursement for production costs of approximately $2,300, $1,800 and $296 during 1994, 1993 and 1992, respectively. In addition, the Company received the coordination fee and other project-related reimbursements of approximately $250 in 1994, and the development fee of approximately $420 in 1993. The Company had recorded in accounts receivable $0 and $213 at December 31, 1994 and 1993, respectively, related to the Development Agreement.

    The Company and Fukutake maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Fukutake and the Company. Consequently, the premium on the D&O policy is allocated 60% to Fukutake and 40% to the Company. Commencing in February 1995, the Company will maintain a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Fukutake directors who are also directors of the Company). Consequently, the premium on the EPL policy will be allocated 30% to Fukutake and 70% to the Company.

    The Company and Fukutake participated in certain other joint business arrangements in the ordinary course of business, as follows: i) Pursuant to a June 1, 1993 sublease agreement, the Company subleased space during 1994 in Fukutake's New York offices at an annual base rent of $79 plus operating expenses. The sublease expired in January 1995. ii) During 1994, Berlitz-Japan provided lessons to Fukutake under an extended industrial block contract, entered into in 1993 for a prepayment of Yen 10 million, whereby Berlitz-Japan waived a one-time registration charge and provided Fukutake with an industrial lesson rate which is approximately 20% below the individual rate. iii) In 1994, the Company and Fukutake entered into a services agreement whereby Fukutake would offer its customers language and homestay programs arranged and operated by the Company's specialty instruction program, Berlitz Study Abroad (Trademark). During 1994, Fukutake also periodically offered its customers language study and homestay programs arranged and operated by L.I.F.E. (Registered Trademark), another of the Company's specialty instruction programs.

    Management believes that the Company has entered into all such agreements on terms no less favorable than it would have received in a arms-length transaction with independent third parties. Each of the transactions with Fukutake entered into after the Merger was approved by the Disinterested Directors Committee.

    b) Transactions with former related parties

    Amounts applicable to transactions with Macmillan and Maxwell
    Communication are summarized below:

                                              Year Ended
                                            December 31,
                                                    1992
                                            ------------

Balance payable, beginning of period          $     (617)
Charge from Macmillan for corporate
  services                                           (26)
Charge for distribution services                    (564)
Interest income                                    6,798
Cash transfers, net                               (1,934)
Common stock dividends declared                   (4,452)
Other activity, net                                3,109
                                              ----------
Balance receivable, end of period             $    2,314
                                              ==========

    Pursuant to the terms of a distribution agreement between the Company and Maxwell Macmillan Canada, Inc. ("Maxwell Canada"), Macmillan and Maxwell Canada served, until 1994, as the exclusive distributors for certain travel guide books and related publications of the Company in the United States and Canada, respectively. The Company paid Macmillan an aggregate of approximately $564 pursuant to the terms of these distribution agreements in 1992. The costs of the services provided under the distribution agreement are included in the accompanying consolidated Statements of Operations as selling, general and administrative expenses.

    "Interest income" represents interest on the Macmillan Note at 10.5% per annum.

13. Redeemable Preferred Stock

    The holders of the Redeemable Preferred Stock were entitled to quarterly dividends at the lesser of the quarterly rate of 1.75% of $180,000 liquidation preference of such shares (i.e. $12,600 annually) or the quarterly rate which resulted in the aggregate dividends on all shares of the Preferred Stock being equal to the Company's after-tax income during the preceding quarter from the Maxwell Note and the Receivable Notes.

    As a result of the payment defaults of the Maxwell Note and certain receivable Notes and the recording of the write-offs and reserves in the Company's 1991 Consolidated Statement of Operations with respect to such Notes, no dividends were declared or paid on the preferred Stock during 1992 and 1993.

    The Preferred Stock was redeemed in 1993 in connection with the Merger.

14. Stock Option and Incentive Plans

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

    A summary of the activity related to stock options under the Company's Plan follows:

                                           Shares            Price per Share
                                          ---------   -----------------------
Options outstanding at January 1, 1992      707,000   $    14.50   -  $18.625
Granted                                     320,000   $    17.25   -  $18.00
Cancelled                                  (26,500)   $    17.875  -  $18.625
                                          ---------
Options outstanding at December 31, 1992  1,000,500   $    14.50   -  $18.625
Exercised                                   (6,000)   $    16.50
Cancelled                                  (10,000)   $    16.50   -  $18.00
Merger-related liquidation                (984,500)   $    14.50   -  $18.625
                                          ---------
Options outstanding at December 31, 1993      -                    -
                                          =========
Options exercisable at December 31, 1992    336,500   $    14.50   -  $18.625
                                          =========

    There were no stock option grants, exercises or cancellations during 1994, and no options are outstanding at December 31, 1994.

    At January 1, 1992, 75,000 restricted shares to key employees were outstanding under the Plan. The resale restrictions on these shares, granted prior to 1992, lapsed in equal installments over five years commencing from date of grant. Deferred compensation, equivalent to the market value of the common stock at the date of grant times the number of shares granted, was charged to Shareholders' Equity as unearned compensation in the year of grant and was being amortized over the service period. During 1992, 3,000 shares were cancelled and 3,500 shares were sold. During 1993, prior to the Merger, 2,000 shares were sold.

    All outstanding options and restricted shares as of February 8, 1993 were liquidated in connection with the Merger. (See Note 2). There were no grants of restricted stock subsequent to the Merger and there are no restricted shares outstanding at December 31, 1994.

    At December 31, 1994, there were no shares outstanding pursuant to any other stock-based awards under the Plan.

    During 1991, the Company established the Non-Employee Directors Stock Plan ("Directors' Stock Plan") to provide non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. The Directors' Stock Plan, in which participation was elective for non-employee Directors, limited the benefits paid in the form of stock to 50% of the annual retainer. All deferred amounts outstanding under the Director's Stock Plan as of February 8, 1993 were settled in connection with the Merger. There were no deferrals subsequent to the Merger and there are no deferred amounts outstanding at December 31, 1994.

    On December 2, 1993, the Board of Directors of the Company approved the Long-Term Executive Incentive Compensation Plan and the Short-Term Executive Incentive Compensation Plan (the "Long-Term Plan" and "Short-Term Plan", respectively). The Long-Term Plan, having an effective date of January 1, 1994, provides for potential cash awards in 1999 to key executive employees if certain financial goals and stock price results are achieved for the five year period ending December 31, 1998. The Short-Term Plan, commencing with the 1993 calendar year, provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. The Company is not required to establish any fund or to segregate any assets for payments under the Long-Term Plan or the Short-Term Plan. Approximately $1,300 was paid for 1994 pursuant to the Short-Term Plan.

    The Company has severance agreements with three key employees which generally provide for termination payments of between one and two times annual base salary, plus shares of the Company's bonus plan awards. The agreements also provide for the continuation of certain benefits. One of these agreements is in effect for 36 months following a change in control. The maximum contingent liability under such agreements is approximately $1,500.

    The Company also has a consulting agreement with its former Chief Operating Officer which provides, subject to certain conditions, for payments totalling $220 over the two-year period ending August 31, 1995.

15. Thrift and Retirement Plans

    The Berlitz International, Inc. Retirement Savings Plan (the "Berlitz Plan") covers substantially all of the Company's full-time domestic employees. The retirement portion of the Berlitz Plan provides for the Company to make regular contributions based on salaries of eligible employees. The thrift portion of the Berlitz Plan, in which employee participation is elective, provides for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts.

    In addition, certain foreign operations have other defined contribution benefit plans. Total expense with respect to all benefit plans was $1,445, $1,417, $121, and $1,267, for the year ended December 31, 1994, the period from February 1, 1993 to December 31, 1993, the period from January 1, 1993 to January 31, 1993, and the year ended December 31, 1992.

    The Company does not provide health care or insurance coverage or other post-retirement benefits other than pensions to retirees; therefore adoption of SFAS No. 106, "Post-retirement Benefits Other Than Pensions" has no effect on the Company's consolidated financial statements.

    In November 1992, the FASB issued SFAS No. 112, "Employers'
    Accounting for Postemployment Benefits". This standard is effective in 1994 and establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company believes that the adoption of this standard will have no effect on its consolidated financial statements.

16. Business Segment and Geographic Area Information

    The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Intersegment and intergeographical sales are not significant.

    General corporate identifiable assets for 1994 include $1,011 of currency coupon swap agreements, with the balance principally consisting of property and equipment. For 1993 and 1992, general corporate identifiable assets are principally property and equipment. Depreciation and amortization relates to property and equipment, excess of cost over net assets acquired, other intangibles and publishing rights.

                            Page 56


                                                                  Post-Merger                                   Pre-Merger
                                     ----------------------------------------      ---------------------------------------
                                                                  Period from           Period from
                                            Year Ended       February 1, 1993       January 1, 1993             Year Ended
                                          December 31,        to December 31,        to January 31,           December 31,
Business Segments                                 1994                   1993                  1993                   1992
                                     -----------------      -----------------      ----------------      -----------------
Sales of services and products:
   Language Instruction               $       244,502       $        207,692       $        15,875       $        233,424
   Translation Services                        39,997                 32,720                 2,971                 32,358
   Publishing                                  15,735                 11,657                   762                 15,538
                                              -------               --------                ------               --------
      Total                           $       300,234       $        252,069       $        19,608       $        281,320
                                              =======               ========                ======               ========

Operating profit (loss):
   Language Instruction               $        20,434       $         11,471       $          (893)      $         18,094
   Translation Services                         1,731                    726                   219                 (2,098)
   Publishing                                     524                   (255)                 (240)                   409
                                               -------                ------                -------                ------
      Total operating segments                 22,689                 11,942                  (914)                16,405
   General corporate expenses                  (6,777)                (8,636)                 (548)                (6,394)
                                               ------                 ------                ------                 ------
      Total                           $        15,912       $          3,306       $        (1,462)      $         10,011
                                               ======                 ======                 =====                 ======
Capital expenditures:
   Language Instruction               $         3,508       $          4,600       $           481       $          7,594
   Translation Services                           648                    709                    26                  1,090
   Publishing                                   1,349                  1,700                    48                  1,878
                                               ------                  -----                  ----                 ------
      Total operating segments                  5,505                  7,009                   555                 10,562
   General corporate                              387                    680                     5                    592
                                               ------                  -----                  ----                 ------
      Total                           $         5,892       $          7,689       $           560       $         11,154
                                               ======                  =====                  ====                 ======
Depreciation and amortization:
   Language Instruction               $        15,339       $         13,684       $         1,127       $         13,344
   Translation Services                         2,180                  1,901                    80                  1,118
   Publishing                                   1,371                  1,161                   146                  1,509
                                               ------                 ------                 -----                 ------
      Total operating segments                 18,890                 16,746                 1,353                 15,971
   General corporate                              283                    309                    23                    264
                                               ------                 ------                 -----                 ------
      Total                           $        19,173       $         17,055       $         1,376       $         16,235
                                               ======                 ======                 =====                 ======


                                             December 31,
                                -------------------------------------
                                    1994         1993          1992
                                ---------   ----------    -----------
Identifiable assets:
   Language Instruction         $ 486,437   $  478,829    $   400,405
   Translation Services            66,232       59,654         22,722
   Publishing                      28,062       31,197         32,677
                                ---------   ----------    -----------
      Total operating segments    580,731      569,680        455,804
   General corporate                1,581          792            779
                                ---------   ----------    -----------
      Total                     $ 582,312   $  570,472    $   456,583
                                =========   ==========    ===========

                            Page 57

                                                                   Post-Merger                                   Pre-Merger
                                       ---------------------------------------      ---------------------------------------
                                                                   Period from           Period from
                                             Year Ended       February 1, 1993       January 1, 1993             Year Ended
                                           December 31,        to December 31,        to January 31,           December 31,
Geographic Areas                                   1994                   1993                  1993                   1992
----------------                       ----------------       ----------------      ----------------      -----------------
Sales of services and products:
   North America                       $        79,984       $         71,001       $         5,436       $         76,006
   Europe                                      111,791                 95,125                 8,411                114,526
   East Asia                                    74,915                 58,853                 4,167                 66,234
   Latin America                                33,544                 27,090                 1,594                 24,554
                                       ---------------       ----------------       ---------------       ----------------
      Total                            $       300,234       $        252,069       $        19,608       $        281,320
                                       ===============       ================       ===============       ================

Operating profit (loss):
   North America                       $        11,349       $         10,389       $           243       $         10,068
   Europe                                        2,950                    (87)                 (357)                   416
   East Asia                                     4,627                 (1,864)                 (814)                 2,312
   Latin America                                 6,170                  4,371                    93                  4,546
   Business segment corporate expenses          (2,407)                  (867)                  (79)                  (937)
                                       ---------------       ----------------       ---------------       ----------------
      Total operating segments                  22,689                 11,942                  (914)                16,405
   General corporate expenses                   (6,777)                (8,636)                 (548)                (6,394)
                                      ----------------       ----------------       ---------------       ----------------
      Total                            $        15,912       $          3,306       $        (1,462)      $         10,011
                                       ===============       ================       ===============       ================



Amortization of publishing rights, excess of cost over net assets acquired and other intangibles, included in operating profit (loss) in the year ended December 31, 1994, the period from February 1, 1993 to December 31, 1993, the period from January 1, 1993 to January 31, 1993, and the year ended December 31, 1992 amounted to $9,216, $8,449, $204 and $2,452 for North America; $1,405, $1,191, $291 and $3,492 for
Europe; $1,575, $1,336, $308 and $3,697 for East Asia and $554, $575,
$69 and $822 for Latin America.

Profit (expense), resulting from an intersegment allocation to compensate North America for use of its intangibles, and included in operating profit (loss) in the year ended December 31, 1994 and the period from February 1, 1993 to December 31, 1993, amounted to $6,072 and $5,564 for North America; $(2,913) and $(2,669) for Europe; $(2,189)
and $(2,006) for East Asia and $(970) and $(889) for Latin America.

Merger-related restructuring costs, included in operating profit (loss) in the Post-Merger period from February 1, 1993 to December 31, 1993, amounted to $122 for North America; $1,090 for Europe; $2,826 for East Asia; $50 for Latin America, and $720 for General corporate expenses. No Merger-related restructuring costs were incurred in 1994 or in the Pre-Merger periods.


                                        December 31,
                     -------------------------------------------------
                         1994              1993                 1992
                     ----------       -----------       --------------

Identifiable assets:
 North America      $   382,203       $   383,444       $      119,284
 Europe                  89,682            80,120              154,698
 East Asia               83,353            75,984              146,087
 Latin America           27,074            30,924               36,514
                    -----------       -----------       --------------
    Total           $   582,312       $   570,472       $      456,583
                    ===========       ===========       ==============

17.        Quarterly Financial Data (unaudited)




                                                          Three Months Ended
                                       -------------------------------------------------------------------------
                                           March 31            June 30            Sept 30             Dec 31             Year
                                        ---------------   ---------------    ---------------    --------------     --------------
1994:
Sales of services and products         $       69,021     $       74,414     $       77,694     $       79,105     $      300,234
Operating profit                                1,996              4,759              5,134              4,023             15,912
Income (loss) before income taxes
  and cumulative effect of change
   in accounting principle                       (255)             2,793              2,953              1,613              7,104
Income (loss) available to
  common shareholders                          (1,779)              (360)               719              2,329                909
Earnings (loss) per  common share      $        (0.18)    $        (0.03)    $         0.07     $         0.23     $         0.09
                                        ==============     =============      =============      =============      =============

                                                          Three Months Ended
                                       ---------------------------------------------------------------------------
                                          March 31 (1)            June 30        Sept 30 (3)         Dec 31 (3)           Year (1)
                                      ----------------    ---------------   ----------------    ----------------   ----------------
1993:
Sales of services and products         $       69,012     $       73,485     $       68,201     $       60,979     $      271,677
Operating profit (loss)                         1,473              2,270               (670)            (1,229)             1,844
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle                       7,205                 24             (3,377)            (3,778)                74
Income (loss) available to
  common shareholders                           2,584                531             (3,361)            (1,772)            (2,018)
Earnings (loss) per  common share (2)  $         0.26     $         0.05     $        (0.33)    $        (0.18)    $        (0.20)
                                        =============      =============      ==============     ==============     ==============



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

                     BERLITZ INTERNATIONAL, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)



                            Schedule II




                                               Balance at     Charged to                                                  Balance
                                                Beginning       Cost and                                                at End of
                                                  of Year       Expenses     Deductions (1)         Other (2)             of Year
                                              -----------     ----------     --------------     ---------------    --------------
Allowances for doubtful accounts:

          Year Ended December 31, 1994       $      2,566    $       442    $       (1,176)    $           80     $         1,912
                                              ===========     ==========     =============      =============      ==============
          Year Ended December 31, 1993 (3)   $      2,910    $     1,116    $       (1,367)    $          (93)    $         2,566
                                              ===========     ==========     ==============     =============      ==============
          Year Ended December 31, 1992       $      3,229    $       719    $         (769)    $         (269)    $         2,910
                                              ===========     ==========     ==============     =============      ==============

(1) Principally represents net losses incurred in the ordinary course of business and chargeable against the allowance.

(2)       Principally represents foreign currency translation.

(3) Gives effect to the combination of the changes in the allowance for doubtful accounts of the Company for the Pre-Merger and Post-Merger periods of the year ended December 31, 1993.


See Note 2 regarding the Maxwell Note and the Receivable Notes.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


           Not applicable.



                            PART III




ITEM 10.  Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Part I of this Form 10-K. The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Item 12 to this Form 10-K.

ITEM 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to each of the Chief Executive Officer ("CEO") and certain executive officers (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1994, 1993 and 1992 for services rendered in all capacities to the Company and its subsidiaries.

The compensation disclosed below under "All Other Compensation" incorporates amounts received by the Named Executive Officers in 1993 as a result of the Merger.

                       SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                     Compensation (8)
                                Annual Compensation                                 -----------------
                           --------------------------------------------------        Awards of
Name and                                                   Other Annual              Options/               All Other
Principal Position            Year   Salary       Bonus   Compensation (7)           SARs (9)             Compensation
                                     ($) (6)       ($)         ($)                   (#)                  ($) (10)
---------------------------------------------------------------------------------------------------------------------------
Hiromasa Yokoi (1)            1994     404,320   161,700     39,000                     None                  19,205
Vice Chairman of the Board,   1993     271,058      None     10,000                     None                    None
CEO and President             1992      --          --        --                         --                     --

Susumu Kojima (2)             1994     200,000    45,000     42,000                     None                   9,500
Executive Vice President,     1993     143,962      None     14,000                     None                    None
Corporate Planning            1992      --          --        --                         --                       --

Manuel Fernandez (3)          1994     207,200    72,500     20,978                      None                 13,386
Executive Vice President and  1993     157,400    30,000     10,494                      None                404,681
Chief Operating Officer -     1992     141,800      None       None                     8,000                  6,517
Worldwide Language
Instruction

Robert Minsky (4)             1994     207,200    46,600       None                     None                  13,468
Executive Vice President and  1993     177,723    30,000       None                     None                 287,902
Chief Operating Officer -     1992     172,425      None     16,024                    8,000                  11,215
Translations and Publishing

Henry D. James (5)            1994     168,000    78,800       None                      None                 10,920
Vice President and            1993     157,755    25,000       None                      None                373,292
Chief Financial Officer       1992     155,625      None       None                     4,000                 10,116



(1) Mr. Yokoi joined the Company as an officer in 1993 and his base salary of $355,000 became effective April 1, 1993. Therefore, amounts shown for him for 1993 reflect less than a full year of compensation. Mr. Yokoi's salary increased to $361,000 effective August 30, 1993, to $404,320 effective January 1, 1994 and to $444,800 effective January 1, 1995. During 1992, Mr. Yokoi was not employed by the Company but served as a Director; however, there was no compensation paid to or earned by him in respect of such year.

(2) Mr. Kojima joined the Company as an officer in 1993 and his base salary of $190,000 became effective on April 1, 1993. Therefore, amounts shown for him for 1993 reflect less than a full year of compensation. Mr. Kojima's salary increased to $200,000 effective January 1, 1994 and to $210,000 effective January 1, 1995. During 1992, Mr. Kojima was not employed by the Company and, accordingly, there is no compensation information to report for him in respect of such year.

(3) Mr. Fernandez's base salary increased from a base salary of $143,418 effective April 1, 1992, to $185,000 effective August 30, 1993, to $207,200 effective January 1, 1994 and to $224,800 effective January 1, 1995. Mr. Fernandez's 1993 percentage increase in base salary was based on the additional responsibilities he assumed as a result of his promotion to Executive Vice President - Language Services from Vice President - European Operations.

(4) Mr. Minsky's salary increased from a base salary of $174,900 effective April 1, 1992, to $178,000 effective August 30, 1993, to $185,000 effective October 4, 1993, to $207,200 effective January 1, 1994 and to $227,900 effective January 1, 1995.

(5) Mr. James' salary increased from a base salary of $157,755 effective April 1, 1992, to $168,000 effective January 1, 1994 and to $182,300 effective January 1, 1995.

(6) Amounts shown represent base salary earned in the respective years.

(7) Other Annual Compensation for Mr. Yokoi and Mr. Kojima represents monthly housing allowances commencing September 1, 1993. For Mr. Fernandez, this column includes relocation expense reimbursements of $19,795 and $10,494 in 1994 and 1993, respectively. For Mr. Minsky, this column represents relocation expense reimbursement.

(8) The column designated by the SEC to report Long-Term Incentive Plan Payouts has been excluded because the Company had no performance-based long-term compensation plans for employees effective during any portion of fiscal years 1993 or 1992. The Compensation Committee of the Company's Board of Directors approved a long-term incentive plan, effective January 1, 1994, as discussed in the Compensation Committee report under "Long-Term Executive Incentive Compensation Plan". No payouts have been made under such plan in 1994.

    The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1994, 1993 or 1992. Prior to the Merger, all restricted stock awards had vested in twenty percent increments over a five year period commencing on the first anniversary of the date of grant. Shareholders of restricted stock received dividends at the same rate and at the same time as shareholders of common stock of the Company.

    Pursuant to the terms of the Merger Agreement and the 1989 Stock Option and Incentive Plan (the "Stock Option Plan"), on February 8, 1993 all restrictions on restricted stock lapsed and the holders of such shares received (i) $19.50, (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from three promissory notes issued by Maxwell Communication and an affiliate in favor of the Company or a subsidiary of the Company (the "Maxwell Notes"). In addition, holders of restricted stock received $.01 per share at such time in consideration for the redemption of the Common Share Purchase Rights (each, a "Right") granted pursuant to the terms of the Amended and Restated Safeguard Rights Agreement, dated as of February 5, 1992, between the Company and United States Trust Company of New York (the "Rights Agreement").
    Consequently, there are no New Common restricted shares outstanding at December 31, 1994.

(9) The awards set forth in this column are of grants of stock options only. The Company has not granted SARs to any of the Named Executive Officers during fiscal years 1994, 1993 or 1992. There have been no exercises of options or SARs for the fiscal year 1994.

    Pursuant to the Merger Agreement and the Stock Option Plan, on February 8, 1993, each outstanding option became fully vested and was converted into the right to receive (i) 0.165 share of New Common, (ii) $19.50 minus the exercise price of such option and (iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from the Maxwell Notes.

    At December 31, 1994, there were no options or SARs outstanding.

(10)The amounts reported in this column for the fiscal year 1994 include contributions made by the Company for the accounts of the Named Executive Officers pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"), as follows: Mr. Yokoi, $8,864, Mr. Fernandez, $6,134; Mr. Minsky, $6,216; Mr. Kojima, $4,385, and Mr. James, $5,040. The amounts reported also include contributions made by the Company for the accounts of the Named Executive Officers pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan, as follows: Mr. Yokoi, $10,341; Mr. Fernandez, $7,252; Mr. Minsky, $7,252; Mr. Kojima, $5,115; and Mr. James, $5,880.


Long-term Incentive Plans - Awards Effective in Fiscal Year 1994

The following awards were made pursuant to the 1993 Long-Term Executive Incentive Compensation Plan (the "Long-Term Incentive Plan"). See the Compensation Committee Report for a further description.


                                                                      Estimated Future Payouts,           Estimated Future Payout
                                                               Exclusive of the Effect of Changes in         Assuming Stock Price
                                                                        Stock Price (2)                              Appreciation
                                                               ______________________________________      _______________________

                                     Performance
Name               Number of              period           Threshold           Target         Maximum                  Maximum (3)
                   units(#)         until payout              ($)(1)              ($)             ($)                      ($)

Hiromasa Yokoi     120,333              12/31/98              43,397          120,333         120,333                1,680,960
Susumu Kojima      47,500               12/31/98              17,130           47,500          47,500                  750,340
Manuel Fernandez   46,250               12/31/98              16,680           46,250          46,250                  803,221
Robert Minsky      46,250               12/31/98              16,680           46,250          46,250                  814,298
Henry D. James     26,293               12/31/98               9,482           26,293          26,293                  651,367





(1) Assumes that minimum revenues and earnings goals are met. Should such goals not be met, no payments will be made.

(2) The threshold, target and maximum dollar amounts listed below will change based on a multiplier related to the change in stock price, if any.

(3) Pursuant to the Long-Term Incentive Plan, maximum payouts are capped at three times the participant's annual salary at December 31, 1998.

Directors Committees and Compensation of Directors

In 1994, the Board of Directors had standing Executive, Audit,
Disinterested Directors, and Compensation Committees. The Company does not have a standing Nominating Committee.

The Executive Committee, during the intervals between meetings of the Board of Directors, may, with certain exceptions, exercise the powers of the Board of Directors. The Executive Committee did not meet during 1994.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met three times during 1994.

Initially, the Disinterested Directors Committee was established for the purpose of protecting the long-term interests of the Company and its minority shareholders by independently reviewing and monitoring all matters affecting the relationship between the Company and Maxwell Communication and its affiliates. As a result of the Merger, the Disinterested Directors Committee's role was retained and reconstituted to review and monitor all matters affecting the relationship between the Company and Fukutake and its affiliates. During 1994, the Disinterested Directors Committee met in person one time and took action by unanimous consent three times.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends to the Board of Directors major compensation programs. The Compensation Committee also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation
Committee oversees and approves grants of stock options and other stock-based awards pursuant to the Stock Option Plan and the Company's Non-Employee Directors Stock Plan (the "Directors' Stock Plan"). The Committee also administers the 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Incentive Plan") and the Long-Term Incentive Plan and approves awards and discretionary bonuses under these plans. No member of the Compensation Committee is eligible to participate in the Stock Option Plan or the Short-Term Incentive Plan. During 1994, the Compensation Committee met three times.

The Company's standard retainer payable to each director who is not an employee of the Company or its affiliates is $30,000 per annum plus expenses, with an additional $2,000 for each Committee meeting attended in person and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Only those directors who are also full-time employees of the Company or its affiliates are eligible to participate in the health benefit plan maintained by the Company. Directors employed by the Company or its affiliates receive no compensation in consideration of their duties as directors. The outside directors earned an aggregate of approximately $128,000 as cash compensation for their services during 1994.

The Company has entered into indemnification agreements with each director pursuant to which the Company agreed to pay any amount such director becomes obligated to pay as a result of any claims made against such director because of any alleged act or omission or neglect or breach of duty which he commits while acting in his capacity as a director and solely because of his being a director, subject to limitations imposed by the New York Business Corporation Law ("NYBCL").

Employment Contracts and Termination of Employment and Change of Control Arrangements

During 1993, the Company entered into a severance agreement with Robert Minsky, replacing all previous agreements entered into between Mr. Minsky and the Company, which provides that if Mr. Minsky is terminated other than for cause (1) at any time prior to August 8, 1995, he is to be paid two years' severance at his then current annual base salary plus a prorated amount of the award under the Company's Short-Term Incentive Plan to which he would have been entitled for both years and the continuation of certain other benefits, or (2) at any time after August 8, 1995, such benefits would be payable for one year.

The Company also had severance agreements with Manuel Fernandez and Henry D. James, dated February 6, 1992, which provided that if, within 18 months following a change of control occurring at any time before February 6, 1994, the Company terminated such executive officer's employment other than for cause, such executive officer would receive amounts equal to his annual base salary for one year plus a prorated share of the award under the Company's short-term bonus plan to which he would have been entitled and the continuation of certain other benefits. These agreements lapsed in August 1994.

The Company is a party to indemnification agreements with each director and executive officer pursuant to which the Company agrees to pay, subject to limitations imposed by the NYBCL, any amount such director or executive officer becomes obligated to pay as a result of any claims made against such director or executive officer because of any alleged act or omission or neglect or breach of duty which he commits while acting in his capacity as a director or executive officer, as the case may be.

COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 1994

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

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The
Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for the fiscal year 1994 follows.

Base Salary

Each executive officer receives a base salary, with the potential for annual salary increases based largely on merit from prior annual performance.

The proposed annual compensation of Company employees was discussed at two of the three Compensation Committee meetings held in 1994. Base salary recommendations were made by management of the Company for the Committee to approve. After review and consideration by the Committee of management's recommendations, the Committee approved base salary adjustments for executive officers considering individual and Company performance. Such adjustments ranged from 1.9% to 12% for 1994, and from 4.7% to 10% for 1995. The criteria used to evaluate Company performance were sales and earnings figures, and return on equity. The Committee believes that all such criteria were accorded equal weight.

Bonuses

In 1993, the Committee approved the Short-Term Incentive Plan, commencing with the 1993 calendar year, pursuant to which each executive officer is eligible for an annual bonus based upon the officer's present employment position, individual performance, and, through 1994, the total Company's performance compared to earnings goals. The Committee believes that individual performance and Company performance are given approximately equal weight. The Short-Term Incentive Plan also permits the Committee to award discretionary cash awards to employees, who may or may not be participants under the Short-Term Incentive Plan, subject to those terms and conditions as the Committee shall determine in its sole discretion.

In 1995, the Committee amended the Short-Term Incentive Plan so that Division Vice Presidents would receive 1995 and subsequent awards based on 60% of divisional performance and 40% of total Company performance.

At its March 1995 meeting, the Committee approved, after discussion, 1994 bonuses for executive officers under the Short-Term Incentive Plan.
Such bonuses that accrued for 1994 ranged from 22.5% to 40% of each executive officer's base salary. The Committee also approved a discretionary special bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Such special bonuses that accrued for 1994 for such executive officers ranged from 6.2% to 19.4% of their total salary.

Stock Options and Restricted Stock

The Stock Option Plan provides for the award of stock options, restricted stock and other stock-based awards to senior management of the Company. Grants under this plan are intended to provide executives with the promise of longer-term rewards which appreciate in value with favorable future performance of the Company. In determining grants of stock options and restricted stock, the Compensation Committee reviews individual performance and Company performance. The criteria used to evaluate Company performance include sales and earnings figures and return on equity. The Committee believes that all such criteria are accorded equal weight. The Committee did not approve, and the Company did not make, any grants of stock options, restricted stock, or any other stock-based award under the Stock Option Plan in 1994.

Long-Term Executive Incentive Compensation Plan

In 1993, the Committee approved the Long-Term Incentive Plan, effective January 1, 1994, pursuant to which officers and certain key employees are eligible to receive, for each performance unit granted to the individual by the Committee, cash awards based on Company performance and common stock price results over a five year period ending on December 31, 1998. The plan was instituted to, among other things, provide executives with a direct economic interest in meeting long-term business objectives. Performance units are granted by the Committee to each executive officer in its discretion. Criteria used to evaluate Company performance are earnings and sales figures. The weight assigned to the earnings component of Company performance is 60% and the weight assigned to the sales component of Company performance is 40%. For each performance unit granted by the Committee, each executive officer will receive a cash award based on Company performance and the Company's common stock price results from January 1, 1994 through December 31, 1998. The Long-Term Incentive Plan also contains provisions governing such awards in the event of a change of control of the Company or a "going private" transaction with Fukutake or its affiliates.

Other Compensation

The executive officers also are eligible to participate in the Pension Plan. The Pension Plan provides for the Company to make regular contributions based on salaries of eligible employees. During 1994, the Compensation Committee determined that the Company would contribute 3.5% of eligible employees' respective base salary to the Pension Plan. During 1994, the Compensation Committee also determined that matching contributions by the Company would be provided under the 401(k) Plan to all domestic employees up to a maximum of 3% of the employee's salary.

Chief Executive Officer Compensation

Mr. Hiromasa Yokoi's salary increased to $444,800 effective January 1, 1995 from $404,320 effective January 1, 1994. Mr. Yokoi also earned a bonus of $161,700 for 1994 under the Short-Term Incentive Plan.

The Compensation Committee approved and ratified the compensation paid to Mr. Yokoi for fiscal year 1994 based on Mr. Yokoi's business experience and familiarity with the Company, and his responsibilities to guide, among other things, the Company's daily affairs and the Company's long-term strategic plan in a global marketplace. The Company's 1994 performance was taken into consideration in determining Mr. Yokoi's 1994 compensation package. The Committee believes that Mr. Yokoi's 1994 compensation package was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

Tax Legislation

During 1993, the U.S. Internal Revenue Code was amended to limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. The legislation imposing this change is unclear on a number of critical issues, and the ultimate effect of the change on the Company and other public companies will depend to a significant extent on the implementing regulations. Proposed regulations have been issued, but these regulations are not final and also are subject to a number of interpretations. The Committee intends to continue to evaluate this change during 1995. At this time, however, the Committee and the Board of Directors have not taken action in respect of the Company's compensation policy as result of the change.

Compensation Committee Membership

During 1994, the Compensation Committee consisted of Soichiro Fukutake, Edward G. Nelson, and Aritoshi Soejima. All of the views expressed by the Compensation Committee in 1994 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

           Compensation Committee for Fiscal Year 1994

                           Soichiro Fukutake
                            Edward G. Nelson
                            Aritoshi Soejima

Compensation Committee Interlocks and Insider Participation

As discussed above, during 1994 and at March 31, 1995, the Compensation Committee consisted of Soichiro Fukutake, Edward G. Nelson, and Aritoshi Soejima. None of these committee members was an officer of the Company or any of its subsidiaries during 1994.

Mr. Fukutake serves as the Chairman of the Board of the Company. In addition to his role in presiding over board meetings, Mr. Fukutake is actively involved in creating and monitoring strategies for the Company's global growth. As a result, upon recommendation of management and after discussion, the Compensation Committee in 1993, with Mr. Fukutake absent, approved the inclusion of Mr. Fukutake as a participant in the Long-Term Incentive Plan, based upon the considerable time and effort spent by Mr. Fukutake in monitoring long-term strategies for the Company, apart from his duties as Chairman of the Board.

Aritoshi Soejima previously served as an advisor to Fukutake. He resigned such position prior to his appointment as a Disinterested Director and a member of the Compensation Committee.


Performance Graph

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and two peer groups (described below) over a five-year period, beginning December 31, 1989, and ending December 31, 1994. In December 1989, the Company completed an initial public offering of approximately 8.4 million shares of common stock.
See "Certain Relationships and Related Transactions" for further discussion. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group indices. It also assumes reinvestment of all dividends.

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. The two closest industry groups to the Company are education companies and educational publishers. Therefore, the Company has created an index of selected publicly held companies in each of these two industries. These indices have been plotted against the Company's total shareholder return and the
S&P 400 Industrial Index.   The companies included in the education
companies index are Flightsafety International, which sells primarily flight training materials, and National Education Corporation, which sells primarily technical and vocational training materials. The companies included in the educational publishing index are Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies are directly comparable to the Company, the Company believes they come under either the same broad rubric of education-related activities as the Company, in the case of the education companies index, or educational publishers, in the case of the educational publishing index.

                           Comparison of Stock Prices
            Berlitz International, Inc., the S&P 400 Industrial Index
                        and Selected Education Companies

                     1989      1990      1991     1992      1993         1994
Berlitz             $ 100      $ 81     $ 119    $ 132     $  83(1)     $  78
S & P 400 Index     $ 100      $ 96     $ 122    $ 126     $ 134        $ 135
Education
Companies           $ 100      $ 81     $ 116     $ 94      $ 81         $ 72


                            Comparison of Stock Prices
           Berlitz International, Inc., the S & P 400 Industrial Index,
                   and Selected Educational Publishing Companies

                    1989      1990      1991     1992       1993       1994
Berlitz            $ 100      $ 81     $ 119    $ 132      $  83 (1)  $  78
S & P 400 Index    $ 100      $ 96     $ 122    $ 126      $ 134      $ 135
Educational
Publishing
Companies          $ 100      $ 76     $ 85     $ 111     $  137       $144


(1) As a result of the Merger, each share of the Company's common stock outstanding prior to the Merger ("Old Common") was converted into the right to receive i) $19.50, ii) 0.165 share of New Common, iii) $1.48, representing the net proceeds from the disposition of the Company's claims on the Maxwell Notes, and iv) $.01, representing consideration paid for the redemption of each Right under the Rights Agreement. As of March 1, 1995, 10,032,935 shares of New Common were outstanding. Prior to the Merger, 19,075,584 shares of Old Common were outstanding.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Management Security Ownership
The following table sets forth the number and percentage of outstanding shares of New Common beneficially owned by each director, nominee, all individuals serving as the Company's chief executive officer during the fiscal year ended December 31, 1994, the four most highly compensated executive officers of the Company at December 31, 1994 and all officers and directors serving at December 31, 1994 as a group, as of March 1, 1995. If not mentioned, the individual does not beneficially own any shares of New Common as of December 31, 1994. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                            Amount and
                                            Nature of
                                            Beneficial            Percent
Title of Class               Name           Ownership             of Class

New Common        Manuel Fernandez          8,745                   *
New Common        Robert Minsky             2,857                   *
New Common        Edward G. Nelson          1,500                   *
New Common        Henry D. James            7,672                   *

                  All Officers and
                  Directors as a Group
New Common        (15 in number)            40,408                 *

* Less than 1%

To the best of registrant's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K.

Other Security Ownership
The following table sets forth the ownership by each person or group who owned of record, or was known by the Company to own beneficially more than 5% of New Common on March 1, 1995.

                                                                      Percent
Title of Class     Beneficial Owner                     Ownership     of Class
--------------   --------------------------------      ----------     --------

New Common       Fukutake Publishing Co., Ltd.(1)      6,735,338        67%
                  3-17-17 Minamigata
                  Okayama-shi 700, Japan
New Common       Macmillan, Inc.                         627,000         6%
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

Mr. Yokoi was elected to the Board of Directors in January 1991 pursuant to Fukutake's acquisition of a 20% interest in The Berlitz Schools of Languages (Japan), Inc. ("Berlitz-Japan"), a subsidiary of the Company, for an aggregated consideration of $27.1 million. Pursuant to an agreement with Fukutake entered into in connection with such acquisition, Fukutake was entitled to nominate one director of the Company and had an option, under certain circumstances, to sell back such interest to the Company, including in the event that the Company should decide not to apply for public registration of its subsidiary in Japan. Pursuant to the Merger, Fukutake relinquished the above-mentioned option. Mr. Saburo Nagai currently serves as the Fukutake nominee on the Board of Directors of the Company pursuant to the acquisition by Fukutake in January 1991 of a 20% interest in Berlitz-Japan.

On December 9, 1992, the Company and Fukutake entered into the Merger Agreement pursuant to which Fukutake agreed to acquire, through a Merger of the Company with an indirect wholly owned U.S. subsidiary of
Fukutake, approximately 67% of the New Common.   The Company's
shareholders received for each of their shares of common stock held prior to the Merger: (i) $19.50 cash, (ii) 0.165 share of New Common and
(iii) $1.48, representing the net proceeds from the disposition of the Company's claims arising from the Maxwell Notes. In addition, at the time of the closing, the shareholders of record on February 17, 1992 received $.01 per share in consideration for the redemption of each Right granted pursuant to the terms of the Rights Agreement. Public shareholders of the Company hold the remaining approximately 33% of New Common.

The Merger Agreement and the transactions contemplated thereby were approved by the required holders of at least two-thirds of the Company's outstanding shares and were consummated on February 8, 1993.

In January 1993, the Company entered into agreements with Maxwell Communication and Macmillan (the "Disengagement Agreements") to disengage certain relationships. Pursuant to these agreements, among other things: (i) the Company redeemed from Macmillan all of the outstanding Preferred Stock of the Company; (ii) Maxwell Communication waived all claims that payments to the Company should be considered preferential and other claims of Maxwell Communication and its affiliates against the Company and its subsidiaries the Maxwell Communication may have as a result of Maxwell Communication's bankruptcy filing on December 16, 1991; and (iii) U.S. and U.K. Bankruptcy authorities allowed for all purposes a portion of the Maxwell Notes and a claim by the Company against Maxwell Communication as subrogee of Midland Bank plc in the Chapter 11 case (and any superseding Chapter 7 case) and in the Maxwell Communication administration pending in the High Court of Justice in the United Kingdom. In addition, the Company and its subsidiaries (a) sold to Macmillan a promissory note of Macmillan with a principal amount of $64.6 million and (b) reduced by $58 million the amount of their claims against Maxwell Communication in respect of the Maxwell

Notes.

The Company also entered into an agreement with Macmillan clarifying certain commercial relationships, including formally terminating the services agreement with Maxwell Communication and Macmillan as of December 31, 1991. Certain distribution agreements with Macmillan and its affiliates were terminated in 1994.

The Company was included in the consolidated tax returns of the affiliated group of which Macmillan was the parent (the "Macmillan Group") prior to the Company's initial public offering in December 1989 and, consequently, is severally liable for any federal income tax liabilities of the Macmillan Group arising prior to that date. Pursuant to the Disengagement Agreement, Macmillan agreed to pay all such Federal income tax liabilities pursuant to an amended and restated tax allocation agreement (the "Tax Allocation Agreement') and Maxwell Communication put into escrow $39.5 million to secure Macmillan's obligation under the Tax Allocation Agreement.

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

As part of the Merger, Fukutake established a $50.0 million irrevocable letter of credit to be used in the event that income tax liabilities are imposed on the Company that relate to the Macmillan Group. The Company was obligated to pay fees as may be charged in connection with such letter of credit and to reimburse Fukutake for amounts paid by Fukutake to the issuer of the letter of credit to the extent that it is drawn upon. This letter of credit was terminated in 1994.

In September 1994, the Company borrowed $20.0 million from a U.S.
subsidiary of Fukutake, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum.
Berlitz-Japan also borrowed Yen 1.0 billion (approximately $10.1 million) from Fukutake as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes (collectively the "Fukutake Notes") were used to settle certain obligations under the Acquisition Debt Facilities.

The Fukutake Notes mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments on the U.S. Note are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal.

The Fukutake Notes are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the financial hedging instruments. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Acquisition Debt Facilities. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Acquisition Debt
Facilities are satisfied.

The Fukutake Notes contain certain covenants, including prohibitions on the incurrence of other debt, liens, loans, mergers or consolidations and amendments to the Acquisition Debt Facilities without consent.

Berlitz-Japan had a contract (the "Development Agreement") with Fukutake, originally executed in 1992 and amended in 1993, for the development of English conversation video taped programs for elementary and junior high school students in Japan. The programs consist of printed study materials, video cassettes and audio cassettes, which are used as the basis of a correspondence course. Under this contract, Fukutake was to reimburse Berlitz-Japan for project-related production costs incurred, including employee salaries and outside production fees, and pay to Berlitz-Japan a one-time development fee and a coordination fee of 10% of project-related employee salaries. Development activities under the Development Agreement were completed during 1994.

Pursuant to the Development Agreement, the Company received reimbursement for production costs of approximately $2.3 million, $1.8 million and $296,000 during 1994, 1993 and 1992, respectively. In addition, the Company received the coordination fee and other project-related reimbursements of approximately $250,000 in 1994, and the development fee of approximately $420,000 in 1993. The Company had no receivables from Fukutake pursuant to the Development Agreement at December 31, 1994.

Fukutake and Berlitz-Japan also entered into an agreement, dated as of October 1, 1993, pursuant to which Berlitz-Japan would assist Fukutake in the development of an English correspondence course and related audio visual materials. Development was completed in March 1994, at which time Berlitz-Japan received a minimum guaranty usage fee of Yen 6,990,336 (approximately $68,000 based on the Yen/Dollar exchange rate at the close of business on March 30, 1994). Under the terms of the agreement, Fukutake will also pay Berlitz-Japan an additional royalty for all courses sold beyond the first 1,200 units.

The Company and Fukutake maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Fukutake and the Company. Consequently, the premium on the D&O policy is allocated 60% to Fukutake and 40% to the Company. Commencing in February 1995, the Company will maintain a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Fukutake directors who are also directors of the Company). Consequently, the premium on the EPL policy will be allocated 30% to Fukutake and 70% to the Company.

The Company and Fukutake participated in certain other joint business arrangement in the ordinary course of business, as follows: i) Pursuant to a June 1, 1993 sublease agreement, the Company subleased space during 1994 in Fukutake's New York offices at an annual base rent of $79,000 plus operating expenses. The sublease expired in January 1995. ii)
During 1994, Berlitz-Japan provided lessons to Fukutake under an extended industrial block contract, entered into in 1993 for a prepayment of Yen 10.0 million, whereby Berlitz-Japan waived a one-time registration charge and provided Fukutake with an industrial lesson rate which is approximately 20% below the rate charged for individual instruction. iii) In 1994, the Company and Fukutake entered into a services agreement whereby Fukutake would offer its customers language and homestay programs arranged and operated by the Company's specialty instruction program, Berlitz Study Abroad (Trademark). During 1994, Fukutake also periodically offered its customers language study and homestay programs arranged and operated by L.I.F.E. (Registered Trademark), another of the Company's specialty instruction programs.

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

                            PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports On Form
8-K


A.  Index to Financial Statements and Financial Statement Schedules

              1.  Financial Statements

              2.  Financial Statement Schedules

                    The Financial Statements and the Financial
                    Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 30.

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

10.2 First Amendment, dated as of September 21, 1994, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the several lenders from time to time parties thereto and
         Chemical Bank as Agent.   Exhibit 99.6 to the Company's Form 8-K,
         dated September 21, 1994, is incorporated by reference herein.

10.3 Second Amendment and Consent, dated as of September 21, 1994, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and
         Chemical Bank.   Exhibit 99.7 to the Company's Form 8-K, dated
         September 21, 1994, is incorporated by reference herein.

10.4 Form of Senior Note Agreement, dated as of January 29, 1993, among the registrant and each institutional lender party thereto.
         Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.5 Second Amendment, dated as of September 21, 1994, to the Senior Note Agreements, dated as of January 29, 1993, among the
         registrant and each institutional lender party thereto.   Exhibit
         99.10 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.6 Third Amendment, dated as of September 21, 1994, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit
         99.11 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.7 Yen 1 billion (Japanese yen) Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, between the Berlitz Schools of Languages (Japan), Inc. (as Borrower) and Fukutake Publishing Co., Ltd. (as Lender). Exhibit 99.2 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.8 US$20,000,000 Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, among the registrant (as Borrower) and
         Fukutake Holdings (America) (as Lender).   Exhibit 99.3 to the
         Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.9     Spring Guaranty Letter, dated as of September 21, 1994, from the
         registrant to Fukutake Publishing Co., Ltd.   Exhibit 99.4 to the
         Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.10 Subsidiaries Guaranty, dated as of September 21, 1994, by Berlitz Financial Corporation, Berlitz Investment Corporation, Berlitz Languages, Inc. and Berlitz Publishing Company, Inc. in favor of
         Fukutake Holdings (America), Inc.   Exhibit 99.5 to the Company's
         Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.11 Subordination Agreement, dated as of September 21, 1994, among Fukutake Publishing Co., Ltd., The Berlitz Schools of Languages
         (Japan), Inc. and Chemical Bank.   Exhibit 99.8 to the Company's
         Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.12 First Amendment, dated as of September 21, 1994, to the Subordination Agreement, dated as of January 29, 1993, among Fukutake Publishing Co., Ltd, Fukutake Holdings (America), Inc., the registrant and Chemical Bank pursuant to the Master Collateral and Intercreditor Agreement, dated as of January 29,
         1993.   Exhibit 99.9 to the Company's Form 8-K, dated September
         21, 1994, is incorporated by reference herein.

10.13 Amended and Restated Tax Allocation Agreement among the registrant, Macmillan, Inc. and Macmillan School of Publishing Holding Company, Inc., dated as of October 11, 1989. Exhibit
         10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.14 Agreement among the registrant, Berlitz Financial Corporation, The Berlitz School of Language (Japan) Inc., The Berlitz Schools of Languages Limited and Maxwell Communication Corporation plc, dated January 8, 1993. Exhibit 1 to the Company's Form, 8-K, dated January 7, 1993, is incorporated by reference herein.

10.15 Agreement among the registrant, Berlitz Financial Corporation, Macmillan, Inc. and Macmillan School Publishing Holding Company, Inc., dated January 8,1993. Exhibit 2 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.16 Escrow Agreement among the registrant, Maxwell Communication Corporation plc, the beneficiaries named therein and IBJ Schroder Bank & Trust Company, dated as of January 29, 1993. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.17 Settlement Agreement between the registrant and Macmillan, Inc., dated January 8, 1993. Exhibit 3 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.18 $99.6 million Term Note pursuant to Term Loan Agreement between the registrant and Maxwell Communication Corporation plc dated November 27, 1989. Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.19 Yen 3 billion (Japanese yen) Receivable Note from Maxwell Communication Corporation plc dated December 4, 1989. Exhibit
         10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.20    $64,568,000 Receivable Note from Macmillan, Inc. dated October
         1, 1989. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.21 $3.3 million Receivable Note from MLL Holdings Limited dated October 1, 1989. Exhibit

         10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 is incorporated by reference herein.

10.22    1989 Stock Option and Incentive Plan.  Exhibit 10.13 to
         Registration Statement No. 33-31589 is incorporated by reference herein.

10.23 1993 Long-Term Executive Incentive Compensation Plan. Exhibit 1 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.24 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.25 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.26    Letter Agreement, dated October 19, 1990, with Robert Minsky.
         Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.27 Employment Agreement, dated April 27, 1992, between the registrant and Robert Minsky. Exhibit 10.18 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.28 Employment Agreement, dated October 1, 1993, between the registrant and Robert Minsky.

10.29    Berlitz International, Inc. Non-Employee Directors' Stock Plan.
         Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.30 Shareholders' Agreement among Berlitz Languages, Inc., Fukutake Publishing Co., Ltd. and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.31 Amendment No. 1 to Shareholders' Agreement among Berlitz Languages, Inc., Fukutake Publishing Co., Ltd. and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein. Exhibit
         10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.32 Stock Purchase Agreement, dated as of November 8, 1990, between Berlitz Languages, Inc., the registrant and Fukutake Publishing Co., Ltd. Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.33 Form of Indemnification Agreement between the registrant and each of Robert Maxwell, Kevin Maxwell, Martin E. Maleska and David H. Shaffer. Exhibit 10.20 to the Company's

         Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.34 Form of Amended and Restated Indemnification Agreement between the registrant and each of Elio Boccitto, John Brademas, Rozanne
         L. Ridgway, Joe M. Rodgers, Robert Minsky and Rudy G. Perpich.
         Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.35 Amended and Restated Indemnification Agreement between the registrant and Hiromasa Yokoi. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.36 Form of Indemnification Agreement between the registrant and each of Soichiro Fukutake, Owen Bradford Butler, Susumu Kojima,
         Saburo Nagai, Edward G. Nelson, Makoto Sato and Aritoshi
         Soejima. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.37 Form of Indemnification Agreement between the registrant and each of Jose Alvarino, Manuel Fernandez, Paul Gendler, Robert C. Hendon, Jr., Henry James, Jacques Meon, Michael Mulligan, Kim Sonne, Anthony Tedesco and Wolfgang Wiedeler. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.38 Employment Agreement, dated as of December 23, 1991, between the registrant and Joe M. Rodgers with acknowledgement letter attached. Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 is incorporated by reference herein.

10.39 Employment Agreement dated December 4, 1992 between the registrant and Lyle Beasley. Exhibit 10.29 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.40 Employment Agreement dated December 4, 1992 between the registrant and Robert C. Hendon, Jr. Exhibit 10.30 to
         Registration Statement No. 33-56566 is incorporated by reference herein.

10.41 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.42 Letter Agreement, dated July 14, 1993, between the registrant and Elio Boccitto. Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is incorporated by reference herein.

10.43 Employment Agreement, dated June 15, 1993, between the registrant and Anthony Tedesco. Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is incorporated by reference herein.

10.44 Employment Agreement, dated February 6, 1992, between the registrant & Manuel Fernandez. Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is incorporated by reference herein.

10.45* Employment Agreement, dated February 6, 1992, between the registrant & Henry D. James.

11 Statement regarding computation of per share earnings. Exhibit 11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

21 List of principal subsidiaries of the registrant. Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

27*      Financial Data Schedule.

*Filed herewith.

B.            Reports on Form 8-K:

              No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

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

Dated:  March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  SOICHIRO FUKUTAKE    Chairman of the Board               March 31, 1995
     Soichiro Fukutake

/s/  HIROMASA YOKOI       Vice Chairman of the Board,         March 31, 1995
     Hiromasa Yokoi       Chief Executive Officer,
                          and President
                          (Principal Executive Officer)

/s/  SUSUMU KOJIMA        Executive Vice President,           March 31, 1995
     Susumu Kojima        Corporate Planning and Director

/s/  ROBERT MINSKY        Executive Vice President, Chief     March 31, 1995
     Robert Minsky        Operating Officer-Translations and
                          Publishing, and Director

/s/  MANUEL FERNANDEZ     Executive Vice President, Chief     March 31, 1995
     Manuel Fernandez     Operating Officer-Worldwide Language
                          Instruction, and Director

/s/  HENRY D. JAMES       Vice President and                  March 31, 1995
     Henry D.James        Chief Financial Officer
                          (Principal Financial Officer)

/s/  SABURO NAGAI         Director                            March 31, 1995
     Saburo Nagai

/s/  EDWARD G. NELSON     Director                            March 31, 1995
     Edward G. Nelson

/s/  ROBERT L. PURDUM     Director                            March 31, 1995
     Robert L. Purdum

/s/  ARITOSHI SOEJIMA     Director                            March 31, 1995
     Aritoshi Soejima