Form 10-Q
period 1995-03-31
BERLITZ INTERNATIONAL INC
filed 1995-05-15
CIK 856529

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                             OR

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

          Yes       X              No

The number of shares outstanding of the registrant's New Common stock, at the close of business on May 15, 1995, is 10,033,013.

                     PART I. FINANCIAL INFORMATION
                     Item 1. FINANCIAL STATEMENTS


                  BERLITZ INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             FOR THE THREE MONTHS ENDED MARCH 31,
       (Dollars in thousands, except per share amounts)


                                                      1995              1994
                                              ------------       -----------


Sales of services and products                $     80,406       $    69,021
                                              ------------       -----------

Costs and expenses:
   Cost of services and products sold               49,223            42,012
   Selling, general and administrative              25,128            21,862
   Amortization of publishing rights,
     excess of cost over net assets
     acquired, and other intangibles                 3,432             3,151
   Interest expense on long-term debt                2,193             2,377
   Other income, net                                (1,396)             (126)
                                             -------------       -----------
    Total costs and expenses                        78,580            69,276
                                             -------------       -----------

Income (loss) before income taxes                    1,826              (255)

Income tax expense                                   2,413             1,524
                                             -------------       -----------


Net loss available to
  common shareholders                         $       (587)      $    (1,779)
                                             =============       ===========



Loss per common share                         $      (0.06)      $     (0.18)
                                             =============       ===========


Average number of common shares (000's)              10,033            10,033
                                             ==============      ============




See accompanying Notes to the Consolidated Financial Statements.

                   BERLITZ INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                                   (Unaudited)
                                                     March 31,  December 31,
                                                         1995          1994
                                                 ------------   -----------
ASSETS
Current assets:
Cash and temporary investments                   $     23,086   $    26,165
Accounts receivable, less allowance for
  doubtful accounts of $2,185 and $1,912               27,682        25,593
Inventories                                             9,730         8,973
Prepaid expenses and other current assets              10,342         6,906
                                                 ------------   -----------
  Total current assets                                 70,840        67,637
Property and equipment, net of accumulated
  depreciation of $12,447 and $8,711                   26,724        25,885
Publishing rights, net of accumulated
  amortization of $1,897 and $1,665                    19,987        20,048
Excess of cost over net assets acquired
  and other intangibles, net of accumulated
  amortization of $26,517 and $22,675                 461,961       453,712
Other assets                                           14,958        15,030
                                                 ------------   -----------
  Total assets                                   $    594,470   $   582,312
                                                 ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                $      9,988   $     9,325
Accounts payable                                        5,786         6,999
Deferred revenues                                      37,255        36,301
Payrolls and commissions                               11,817        10,785
Income taxes payable                                    2,716         1,356
Accrued expenses and other current
  liabilities                                          11,960        10,219
                                                 ------------   -----------
  Total current liabilities                            79,522        74,985
Long-term debt                                         75,251        78,247
Notes payable to affiliates                            31,924        30,424
Deferred taxes and other liabilities                   27,897        25,044
Minority interest                                       5,990         6,377
                                                 ------------   -----------
  Total liabilities                                   220,584       215,077
                                                 ------------   -----------

Commitments and Contingencies (Note 6)

Shareholders' equity:
Common stock                                            1,003         1,003
Additional paid-in capital                            368,658       368,658
Accumulated deficit                                   (3,234)       (2,647)
Cumulative translation adjustment                       7,459           221
                                                 ------------   -----------
  Total shareholders' equity                          373,886       367,235

  Total liabilities and shareholders'
    equity                                       $    594,470   $   582,312

See accompanying Notes to the Consolidated Financial Statements.

                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                            (Dollars in thousands)



                                                          1995           1994
                                                   -----------    -----------
Cash flows from operating activities:
 Net loss                                          $     (587)    $    (1,779)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                      5,082           4,672
      Foreign exchange (gains) losses, net
        and minority interest                          (1,112)              70
      Payment of deferred financing costs                (107)            -
      Changes in operating assets and
        liabilities                                    (2,890)         (2,309)
        Net cash provided by operating            -----------     -----------
        activities                                        386             654
                                                  -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                 (1,553)         (1,195)
  Investment in joint ventures                            (89)           (495)
                                                  -----------     -----------
    Net cash used in investing activities              (1,642)         (1,690)
                                                  -----------     -----------
Cash flows from financing activities:
  Repayment of long-term debt                          (2,356)         (1,381)
                                                  -----------     -----------
    Net cash used in financing activities              (2,356)         (1,381)
                                                  -----------     -----------
Effect of exchange rate changes on cash
  and temporary investments                               533            (238)
                                                  -----------     -----------
Net decrease in cash and temporary
  investments                                           (3,079)         (2,655)
Cash and temporary investments, beginning of
  period                                                26,165          11,738
                                                   -----------    ------------
Cash and temporary investments, end of period      $    23,086    $      9,083
                                                   ===========    ============

Supplemental disclosures of cash flow
  information:
  Cash payments for interest                       $       608    $        838
                                                   ===========    ============
  Cash payments for income taxes                   $     1,146    $      1,179
                                                   ===========    ============

See accompanying Notes to the Consolidated Financial Statements.

                        BERLITZ INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except per share amounts)

1.     General

       The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

       Reclassifications
       Certain reclassifications have been made to the prior period financial statements to conform to the 1995 presentation.

2.     Long-Term Debt

       Long-term debt consists of the following:

                                          March 31,            December 31,
                                               1995                    1994
                                    ---------------         ---------------
       Term Loan                    $        28,469         $        30,775
       Senior Notes                          56,000                  56,000
       Other                                    770                     797
                                    ---------------         ---------------
           Total debt                        85,239                  87,572
       Less current maturities                9,988                   9,325
                                    ---------------         ---------------
           Long-term debt           $        75,251         $        78,247
                                    ===============         ===============

       In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").

3.     Fair Values of Financial Instruments

       The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1995 and December 31, 1994 were as follows:

                                                  1995                         1994
                                       ------------------------     -------------------------
                                        Carrying      Estimated        Carrying     Estimated
                                          Amount     Fair Value         Amount     Fair Value
                                       ------------------------     -------------------------
Assets:
  Cash and temporary investments       $  23,086     $   23,086     $    26,165   $    26,165
  Currency coupon swap agreements            878            878           1,011         1,011

Liabilities:
  Long-term debt, including
    current maturities                    85,239         88,357          87,572        88,488
  Notes payable to affiliates             31,924         21,767          30,424        19,538
  Currency coupon swap agreements          6,042          6,042           3,226         3,226





       For cash and temporary investments, the carrying amount approximates fair value due to their short maturities. The fair values of long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

4.     Other Income, net
                                          Three months       Three months
                                                 ended              ended
                                        March 31, 1995     March 31, 1994
                                        --------------     --------------

Interest income on temporary investments$        (268)    $         (267)
Foreign exchange (gains) losses, net           (1,196)               232
Interest expense to affiliates                    348                  -
Joint venture-related income                     (750)                 -
Other (income) expense, net                       470                (91)
                                        -------------     --------------
     Total other income, net            $      (1,396)    $         (126)
                                        =============     ==============

5.     Earnings Per Share

       Earnings per share of common stock are computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share of common stock are the same since the Company has no common stock equivalents (e.g. stock options, restricted stock and other stock equivalents) outstanding.

6.     Contingencies

       The Company was formerly included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the "Macmillan Group") and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to December 1989. Pursuant to certain agreements, Macmillan agreed to pay all such Federal tax liabilities and Maxwell Communication Corporation plc placed $39,500 into escrow to secure Macmillan's obligation, including any such tax liability assessed against the Company. Management believes that such liability, if any, will not result in a material effect on the financial condition of the Company.



BERLITZ INTERNATIONAL, INC.
                                      PART I. FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached
Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1994.


Results of Operations - Three Months Ended March 31, 1995 vs.
Three Months Ended March 31, 1994

Sales for the quarter ended March 31, 1995 were $80.4 million, 16.5% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments.

Language Instruction sales for the quarter ended March 31, 1995 were $64.9 million, 13.8% above the same period in 1994. primarily reflecting increases in East Asia ($1.9 million, or 12.0%), Europe ($4.9 million, or 23.0%) and Latin America ($0.9 million, or 12.8%). The improvement in East Asian sales from 1994 largely resulted from the favorable impact of exchange rate fluctuations ($1.7 million). Europe's increase was favorably impacted by exchange rate fluctuations ($3.0 million) and by operating activity in all countries. The improvement in Latin American revenues was primarily due to volume increases in most countries which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the three-month period ended March 31, 1995, the number of lessons given was approximately 1.3 million, 6.3% above the same period in the prior year. Lesson volume in East Asia increased 3.8% from 1994, favorably impacted by Hong Kong and Thailand. Lesson volume in Latin
America increased by 14.7% from prior year, primarily due to increases in Mexico and Brazil. Lesson volume in the central/eastern European countries increased by 11.8% over 1994 primarily due to the results of the language centers in the Czech and Slovak Republics, Germany, Hungary and Poland. Lesson volume in western Europe increased 5.5% from 1994, despite declines in England and Italy.

Translation segment sales were $11.9 million for the three-month period ended March 31, 1995, an increase of $3.4 million, or 39.7%, from the same period in 1994. This increase was primarily due to higher volume and, to a lesser degree, favorable exchange rate fluctuations. Most of this growth occurred in the United States, Ireland and France as a result of the continued development of new customers, expansion of services to existing customers and the success of new services.

Publishing segment sales were $3.6 million for the three months ended
March 31, 1995, $0.1 million or 3.9% above 1994, primarily reflecting favorable exchange fluctuations.

Cost of services and products sold and selling general and administrative expenses for the three months ended March 31, 1995 totalled $74.4 million, an increase of $10.5 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases.

Other income, net for the three months ended March 31, 1995 increased by $1.3 million from the same prior year period, primarily due to foreign exchange gains.

The Company recorded an income tax expense of $2.4 million, or an effective rate of 132.1%, during the current period. This compared to an income tax expense of $1.5 million in the prior year's quarter. The effective tax rates in both 1995 and 1994 were above the U.S. statutory
Federal tax rate primarily as a result of nondeductible amortization charges.

Net loss to common shareholders for the quarter ended March 31, 1995 was $0.6 million, or $0.06 per common share, compared to a net loss of $1.8 million, or $0.18 per common share, in the prior year's quarter. This improvement of $1.2 million resulted primarily from increased sales and foreign exchange gains in 1995, partially offset by increases in cost of services and products sold, selling, general and administrative expenses and income tax expense in 1995.


Financial Condition

The primary source of the Company's liquidity is the cash provided by operations. The Company's businesses are not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Capital expenditures during the three-month period ended March 31, 1995 were $1.6 million, primarily for the refurbishing of existing centers.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to six currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S.
dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at March 31, 1995, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $5.2 million.

At March 31, 1995, the Company's liquid assets of $23.1 million consisted of cash and temporary investments. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.




                     BERLITZ INTERNATIONAL, INC.
                     PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits listed below are filed with this Quarterly Report on Form
10-Q.

Exhibit No.

27        Financial Data Schedule, for the three months ended March 31, 1995.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1995.





                          BERLITZ INTERNATIONAL, INC.
                                 SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BERLITZ INTERNATIONAL, INC.
                                    (Registrant)




Date:  May 15, 1995                 By: /s/ Henry D. James
                                    ------------------------------
                                    Henry D. James
                                    Vice President and
                                    Chief Financial Officer


