Form 10-Q
period 1995-06-30
BERLITZ INTERNATIONAL INC
filed 1995-08-14
CIK 856529

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

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

          Yes       X       No

The number of shares outstanding of the registrant's common stock, at the close of business on August 9, 1995, was 10,033,013.

                        PART I. FINANCIAL INFORMATION
                        Item 1. FINANCIAL STATEMENTS


                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE MONTHS ENDED JUNE 30,
              (Dollars in thousands, except per share amounts)


                                                    1995           1994
                                                  -------         -------

Sales of services and products                    $89,674         $74,414
                                                  -------         -------
Costs and expenses:
  Cost of services and products sold               53,905          44,233
  Selling, general and administrative              27,757          22,271
  Amortization of publishing rights,
    excess of cost over net assets
    acquired, and other intangibles                 3,380           3,151
  Interest expense on long-term debt                2,229           2,549
  Other (income) expense, net                       1,127            (583)
                                                   ------          ------
   Total costs and expenses                        88,398          71,621
                                                   ------          ------

Income before income taxes                          1,276           2,793

Income tax expense                                  1,198           3,153
                                                   ------          ------

Net income (loss) available to
       common shareholders                           $ 78           $(360)
                                                   ======          ======


Income (loss) per common share                      $0.01          $(0.04)
                                                   ======          ======


Average number of common shares
  outstanding (000's)                              10,033          10,033
                                                   ======          ======


     See accompanying Notes to the Consolidated Financial Statements.

                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30,
              (Dollars in thousands, except per share amounts)


                                                       1995            1994
                                                     --------        --------

Sales of services and products                       $170,080        $143,435
                                                     --------        --------
Costs and expenses:
  Cost of services and products sold                  103,128          86,245
  Selling, general and administrative                  52,885          44,133
  Amortization of publishing rights,
    excess of cost over net assets
    acquired, and other intangibles                     6,812           6,302
  Interest expense on long-term debt                    4,422           4,926
  Other income, net                                      (269)           (709)
                                                      -------         -------
    Total costs and expenses                          166,978         140,897
                                                      -------         -------

Income before income taxes                              3,102           2,538

Income tax expense                                      3,611           4,677
                                                      -------         -------
Net loss available to
  common shareholders                                   $(509)        $(2,139)
                                                      =======         =======

Loss per common share                                  $(0.05)         $(0.21)
                                                      =======         =======

Average number of common shares
  outstanding (000's)                                  10,033          10,033
                                                      =======         =======




     See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                           (Unaudited)
                                              June 30,  December 31,
                                                 1995          1994
                                            ---------   -----------
ASSETS

CURRENT ASSETS:
Cash and temporary investments              $  25,656      $ 26,165
Accounts receivable, less allowance for
  doubtful accounts of $1,870 and $1,912       29,837        25,593
Inventories                                    10,073         8,973
Prepaid expenses and other current assets      10,432         6,906
                                             --------       -------
  TOTAL CURRENT ASSETS                         75,998        67,637

Property and equipment, net of accumulated
  depreciation of $14,354 and $8,711           28,225        25,885
Publishing rights, net of accumulated amor-
  tization of $2,114 and $1,665                19,750        20,048
Excess of cost over net assets acquired and
  other intangibles, net of accumulated
  amortization of $29,996 and $22,675         464,300       453,712
Other assets                                   14,960        15,030
                                            ---------      --------
  TOTAL ASSETS                              $ 603,233      $582,312
                                            =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt           $  10,449      $  9,325
Accounts payable                                8,016         6,999
Deferred revenues                              40,566        36,301
Payrolls and commissions                       12,791        10,785
Income taxes payable                            2,545         1,356
Accrued expenses and other current
  liabilities                                  10,964        10,219
                                            ---------     ---------
  TOTAL CURRENT LIABILITIES                    85,331        74,985
Long-term debt                                 72,500        78,247
Notes payable to affiliates                    32,841        30,424
Deferred taxes and other liabilities           27,886        25,044
Minority interest                               5,919         6,377
                                            ---------     ---------
  TOTAL LIABILITIES                           224,477       215,077
                                            ---------     ---------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                    1,003         1,003
Additional paid-in capital                    368,658       368,658
Accumulated deficit                           (3,156)       (2,647)
Cumulative translation adjustment              12,251           221
                                            ---------     ---------
TOTAL SHAREHOLDERS' EQUITY                    378,756       367,235
TOTAL LIABILITIES AND SHAREHOLDERS'         ---------     ---------
    EQUITY                                  $ 603,233      $582,312
                                            =========     =========



See accompanying Notes to the Consolidated Financial Statements.

                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                            (Dollars in thousands)



                                                        1995            1994
                                                      -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(509)        $(2,139)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                    10,210           9,387
      Foreign exchange (gains) losses, net
        and minority interest                            (774)            335
      Payment of deferred financing costs                (107)              -
      Changes in operating assets and liabilities      (2,330)         (1,156)
                                                      -------          ------
        Net cash provided by operating activities       6,490           6,427
                                                      -------          ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (3,391)         (2,992)
  Investment in joint ventures                           (128)         (1,032)
                                                       ------          ------
    Net cash used in investing activities              (3,519)         (4,024)
                                                       ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                          (4,663)         (2,762)
  Net borrowings under revolving credit agreement          -            4,000
    Net cash (used in) provided by financing          -------         -------
      activities                                       (4,663)          1,238
                                                      -------         -------

Effect of exchange rate changes on cash and
  temporary investments                                 1,183            (586)
                                                      -------         -------
Net (decrease) increase in cash and temporary
  investments                                            (509)          3,055
Cash and temporary investments, beginning of
  period                                               26,165          11,738
                                                      -------         -------

Cash and temporary investments, end of period        $ 25,656        $ 14,793
                                                     ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
     Interest                                        $  3,958        $  4,592
                                                     ========        ========
     Income taxes                                    $  2,607        $  3,170
                                                     ========        ========
  Noncash investing activities:
     Accounts payable for capital expenditures
      in Japan                                       $  1,400        $      -
                                                     ========        ========


See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except per share amounts)

1. GENERAL

   The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1994 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.


2. LONG-TERM DEBT

   Long-term debt consists of the following:

                                       June 30,       December 31,
                                           1995               1994
                                       --------       ------------
      Term Loan                        $ 26,162           $ 30,775
      Senior Notes                       56,000             56,000
      Other                                 787                797
                                       --------       ------------
          Total debt                     82,949             87,572
      Less current maturities            10,449              9,325
                                       --------       ------------
          Long-term debt               $ 72,500           $ 78,247
                                       ========       ============


     In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").


3.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1995 and December 31, 1994 were as follows:



                                         1995                    1994
                                 -------------------     --------------------
                                 Carrying  Estimated     Carrying   Estimated
                                   Amount Fair Value      Amount   Fair Value
                                 -------------------     --------------------

Assets:
  Cash and temporary investments  $25,656   $ 25,656    $  26,165   $  26,165
  Currency coupon swap agreements     652        652        1,011       1,011

Liabilities:
  Long-term debt, including
    current maturities             82,949     87,895       87,572      88,488
  Notes payable to affiliates      32,841     24,279       30,424      19,538
  Currency coupon swap agreements   5,923      5,923        3,226       3,226


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

     b) Currency coupon swap agreements - subsequent event

     In July 1995, the Company settled in full the Japanese yen floating rate currency coupon swap agreement which it had with a financial institution. Net cash proceeds on settlement were $695.

4.   OTHER (INCOME) EXPENSE, NET


                                                 Three Months   Three Months
                                                        Ended          Ended
                                                June 30, 1995  June 30, 1994
                                                -------------  -------------

      Interest income on temporary investments         $(325)         $(915)
      Foreign exchange losses, net                       141            281
      Interest expense to affiliate                      352             -
      Loss on disposal of fixed assets                   581             -
      Other expense, net                                 378             51
                                                      ------          -----
           Total other (income) expense, net          $1,127          $(583)
                                                      ======          =====



                                                   Six Months      Six Months
                                                        Ended           Ended
                                                June 30, 1995   June 30, 1994
                                                -------------   -------------

      Interest income on temporary investments         $(593)        $(1,182)
      Foreign exchange (gains) losses, net            (1,055)            513
      Interest expense to affiliate                      700              -
      Joint venture-related income                      (750)             -
      Loss on disposal of fixed assets                   581              -
      Other (income) expense, net                        848            (40)
                                                       -----          -----
           Total other income, net                     $(269)         $(709)
                                                       =====          =====

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

6.   COMMITMENTS AND CONTINGENCIES

     a) Contingencies

     The Company was formerly included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the "Macmillan Group") and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to December 1989. Pursuant to certain agreements, Macmillan agreed to pay all such Federal tax liabilities and Maxwell Communication Corporation plc ("Maxwell Communication") placed and agreed to maintain cash and other assets (currently including 627,000 shares of the Company's common stock owned by Maxwell Communication (the "Berlitz Shares")), valued at $39,500, in escrow to secure Macmillan's obligation, including any such tax liability assessed against the Company. Management believes that such liability, if any, will not result in a material effect on the financial condition of the Company.

     b) Commitments

     As of May 31, 1995, the Company entered into a Stock Purchase Agreement with Maxwell Communication whereby the Company agreed to purchase from Maxwell Communication, and Maxwell Communication agreed to sell to the Company, at a purchase price of $9 per share, the Berlitz Shares on the earlier of September 16, 1996 or ten days after the Company notifies Maxwell Communication of its intention to purchase all or a portion of the Berlitz Shares. The Company's obligation to buy the Berlitz Shares is subject to the satisfaction of certain conditions.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 VS.
THREE MONTHS ENDED JUNE 30, 1994

Sales  for the quarter ended June 30, 1995 were $89.7 million, 20.5% above  the
same  period   in   the  prior  year,  reflecting  increases  in  the  Language
Instruction, Translations and Publishing segments.

Language Instruction sales for the quarter ended June 30, 1995 were $71.0 million, $9.6 million or 15.7% above the same period in 1994, primarily reflecting increases in East Asia ($3.7 million, or 20.5%), Europe ($4.3 million, or 20.3%) and Latin America ($1.0 million, or 11.2%). The improvement in East Asian sales from 1994 resulted from the favorable impact of exchange rate fluctuations ($3.7 million). Europe's increase was favorably impacted by exchange rate fluctuations ($3.3 million), and by strong volume and operating activity in Italy ($0.6 million). The improvement in Latin American revenues was primarily due to volume increases in most countries, which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the three-month period ended June 30, 1995, the number of lessons given was approximately 1.3 million, 4.3% above the same period in the prior year. Lesson volume in East Asia increased 3.3% from 1994, due to results in Hong Kong and Japan. Lesson volume in Latin America increased by 7.1% from prior year, primarily due to increases in Brazil. Lesson volume in Europe increased by 6.7% over 1994, with more than half of such increase due to results in Italy.

Translations sales were $13.9 million for the three-month period ended June 30, 1995, an increase of $4.7 million, or 51.0%, from the same period in 1994. This increase was primarily due to higher volume and, to a lesser degree, favorable exchange rate fluctuations. Most of this growth occurred in the United States, Ireland and the Scandinavian countries as a result of the continued development of new customers, expansion of services to existing customers and the success of new services.

Publishing segment sales were $4.8 million for the three months ended June 30, 1995, $1.0 million or 25.2% above 1994, primarily reflecting higher volume and prices in the United States.

Cost of services and products sold and selling general and administrative expenses for the three months ended June 30, 1995 totalled $81.7 million, an increase of $15.2 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases. As a percentage of sales, such aggregate expenses were higher compared to the prior year's quarter, due in large part to faster growth in the Translations segment than in the higher margin Language Instruction segment. In addition, included in 1995 were expenses of $0.5 million, which primarily related to the Company's worldwide corporate image campaign; these types of expenses were not incurred in prior years' periods.

Other expense, net for the three months ended June 30, 1995 increased by $1.7 million from the same prior year period, primarily due to a) lower interest income on temporary investments in Brazil, b) losses from the disposal of fixed assets in 1995 in connection with the consolidation and relocation of certain Japanese centers for the purpose of reducing overhead costs, and c) interest expense in 1995 on notes payable to an affiliate.

The Company recorded an income tax expense of $1.2 million, or an effective rate of 93.9%, during the current period. This compared to an income tax expense of $3.2 million in the prior year's quarter. The effective tax rates in both 1995 and 1994 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

Net income available to common shareholders for the quarter ended June 30, 1995 was $0.1 million, or $0.01 per common share, compared to a net loss of $0.4 million, or $0.04 per common share, in the prior year's quarter. This improvement of $0.5 million resulted primarily from increased sales and lower tax expense in 1995, partially offset by increases in cost of services and products sold, selling, general and administrative expenses, and other expense, net in 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 VS.
SIX MONTHS ENDED JUNE 30, 1994

Sales for the six months ended June 30, 1995 were $170.1 million, 18.6% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments.

Language Instruction sales for the six months ended June 30, 1995 were $135.9 million, $17.5 million or 14.8% above the same period in 1994, primarily reflecting increases in East Asia ($5.7 million, or 16.5%), Europe ($9.1 million, or 21.7%) and Latin America ($1.9 million, or 11.9%). The improvement in East Asian sales from 1994 resulted primarily from the favorable impact of exchange rate fluctuations ($5.4 million). Europe's increase was favorably impacted by exchange rate fluctuations ($6.3 million) and by operating activity in almost all countries. The improvement in Latin American revenues was primarily due to volume increases in most countries, which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the six-month period ended June 30, 1995, the number of lessons given was approximately 2.5 million, 5.3% above the same period in the prior year. Lesson volume in East Asia increased 3.5% from 1994, favorably impacted by all countries within the division. Lesson volume in Latin America increased by 10.5% from prior year, primarily due to increases in Brazil and Mexico. Lesson volume in Europe increased by 7.7% over 1994 primarily due to results in the Czech and Slovak Republics, Poland, Italy, Hungary, France and Israel.

Translations sales were $25.8 million for the six-month period ended June 30, 1995, an increase of $8.1 million, or 45.6%, from the same period in 1994. This increase was primarily due to higher volume and, to a lesser degree, favorable exchange rate fluctuations. Most of this growth occurred in the United States, Ireland, Denmark and France.

Publishing segment sales were $8.4 million for the six months ended June 30, 1995, $1.1 million or 15.1% above 1994, reflecting both favorable exchange rate fluctuations and a strong second quarter in the United States.

Cost of services and products sold and selling, general and administrative expenses for the six months ended June 30, 1995 totalled $156.0 million, an increase of $25.6 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases. As a percentage of sales, such aggregate expenses were higher compared to the prior year's period, due in large part to faster growth in the Translations segment than in the higher margin Language Instruction segment. In addition, included in 1995 were expenses of $1.1 million, which primarily related to the Company's worldwide corporate image campaign; these types of expenses were not incurred in prior years' periods.

Other income, net for the six months ended June 30, 1995 decreased by $0.4 million from the same prior year period, as foreign exchange gains and joint venture-related income were more than offset by lower interest income from Brazil, interest expense to an affiliate, losses from the disposal of fixed assets, and increases in other expenses.

The Company recorded an income tax expense of $3.6 million, or an effective rate of 116.4%, during the current period. This compared to an income tax expense of $4.7 million in the prior year's quarter. The effective tax rates in both 1995 and 1994 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

Net loss to common shareholders for the year-to-date period ended June 30, 1995 was $0.5 million, or $0.05 per common share, compared to a net loss of $2.1 million, or $0.21 per common share, in the prior year's period. This improvement of $1.6 million resulted primarily from increased sales and a lower tax expense in 1995, partially offset by increases in cost of services and products sold, and selling, general and administrative expenses in 1995.

FINANCIAL CONDITION

The primary source of the Company's liquidity is the cash provided by operations. The Company's businesses are generally not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Cash and non-cash capital expenditures during the six-month period ended June 30, 1995 were $4.8 million, primarily for the refurbishing of existing centers, the opening of new centers, and the consolidation and relocation of certain centers in Japan. Of this amount, $1.4 million for the Japanese centers were included in accounts payable at June 30, 1995, payable substantially in installments over the next 10 months. During the first half of 1995, four centers were opened and two were closed, bringing the worldwide total to 322.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company was party to six currency coupon swap agreements with a financial institution at June 30, 1995. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at June 30, 1995, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $5.3 million.

Subsequent to June  30,  1995,   the  Company  settled in full the Japanese yen
floating rate currency coupon swap agreement. Net cash proceeds on settlement were $695.

At June 30, 1995, the Company's liquid assets of $25.7 million consisted of cash and temporary investments. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.


                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.

   27  Financial Data Schedule, for the six months ended June 30, 1995.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                      BERLITZ INTERNATIONAL, INC.
                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BERLITZ INTERNATIONAL, INC.
                                        (Registrant)




Date:  August 11, 1995              By: /S/ HENRY D. JAMES
                                        ----------------------
                                            Henry D. James
                                            Vice President and
                                            Chief Financial Officer