Form 10-Q
period 1995-09-30
BERLITZ INTERNATIONAL INC
filed 1995-11-13
CIK 856529

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                  OR

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

               Yes       X       No

     The number of shares outstanding of the registrant's common stock, at the close of business on November 10, 1995, is 10,033,013.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS


                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
              (Dollars in thousands, except per share amounts)


                                                         1995           1994
                                                       -------         -------

Sales of services and products                         $91,410         $77,694
                                                       -------         -------
Costs and expenses:
   Cost of services and products sold                   54,896          46,143
   Selling, general and administrative                  26,784          23,262
   Amortization of
     publishing rights, excess of cost
     over net assets acquired, and other intangibles     3,330           3,155
   Interest expense on long-term debt                    2,158           3,428
   Other (income) expense, net                           1,175          (1,247)
                                                        ------          ------
    Total costs and expenses                            88,343          74,741
                                                        ------          ------

Income before income taxes                               3,067           2,953

Income tax expense                                       1,949           2,234
                                                        ------          ------

Net income available to
  common shareholders                                   $1,118            $719
                                                        ======          ======

Income per common share                                  $0.11           $0.07
                                                         =====           =====

Average number of common shares outstanding (000's)     10,033          10,033
                                                        ======          ======


See accompanying Notes to the Consolidated Financial Statements.

                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
              (Dollars in thousands, except per share amounts)


                                                        1995           1994
                                                      --------        --------

Sales of services and products                        $261,490        $221,129
                                                      --------        --------
Costs and expenses:
   Cost of services and products sold                   158,024        132,388
   Selling, general and administrative                   79,669         67,395
   Amortization of publishing rights,
    excess of cost over net assets
    acquired, and other intangibles                      10,142          9,457
   Interest expense on long-term debt                     6,580          8,354
   Other (income) expense, net                              906         (1,956)
                                                        -------        -------
    Total costs and expenses                            255,321        215,638
                                                        -------        -------

Income before income taxes                                6,169          5,491

Income tax expense                                        5,560          6,911
                                                         ------         ------

Net income (loss) available to
  common shareholders                                      $609        $(1,420)
                                                         ======        =======


Income (loss) per common share                            $0.06         $(0.14)
                                                         ======        =======

Average number of common shares outstanding (000's)      10,033         10,033
                                                         ======         ======



See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)


                                                (UNAUDITED)
                                                SEPTEMBER 30,  DECEMBER 31,
                                                         1995          1994
                                                -------------  ------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                   $  27,525        $ 26,165
Accounts receivable, less allowance for
  doubtful accounts of $1,757 and $1,912            34,184          25,981
Unbilled receivables                                 2,439           1,304
Inventories                                          9,282           8,973
Prepaid expenses and other current assets            7,120           4,907
                                                    ------          ------
  TOTAL CURRENT ASSETS                              80,550          67,330
Property and equipment, net of accumulated
  depreciation of $12,771 and $8,711                26,594          25,885
Publishing rights, net of accumulated amorti-
  zation of $2,323 and $1,665                       19,454          20,048
Excess of cost over net assets acquired and
   other intangibles, net of accumulated
   amortization of $32,313 and $22,675             449,383         453,712
Other assets                                        13,785          15,030
                                                 ---------        --------
  TOTAL ASSETS                                   $ 589,766        $582,005
                                                 =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                $  10,902        $  9,325
Accounts payable                                     6,716           6,999
Deferred revenues                                   36,321          35,994
Payrolls and commissions                            13,741          10,785
Income taxes payable                                 4,585           1,356
Accrued expenses and other current liabilities      11,875          10,219
                                                 ---------        --------
  TOTAL CURRENT LIABILITIES                         84,140          74,678
Long-term debt                                      69,678          78,247
Notes payable to affiliates                         31,512          30,424
Deferred taxes and other liabilities                25,216          25,044
Minority interest                                    6,908           6,377
                                                 ---------        --------
  TOTAL LIABILITIES                                217,454         214,770
                                                 ---------        --------
Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                         1,003           1,003
Additional paid-in capital                         368,658         368,658
Accumulated deficit                                 (2,038)         (2,647)
Cumulative translation adjustment                    4,689             221
                                                  --------        --------
  TOTAL SHAREHOLDERS' EQUITY                       372,312         367,235
  TOTAL LIABILITIES AND SHAREHOLDERS'            ---------        --------
    EQUITY                                       $ 589,766        $582,005
                                                 =========        ========


See accompanying Notes to the Consolidated Financial Statements.

                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                            (Dollars in thousands)


                                                         1995            1994
                                                       -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $609          $(1,420)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization                    15,321           14,181
      Foreign exchange (gains) losses, net
        and minority interest                           1,035             (948)
      Changes in operating assets and liabilities      (2,973)          (4,661)
                                                       ------            -----
        Net cash provided by operating activities      13,992            7,152
                                                       ------            -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (6,053)          (4,296)
  Acquisitions of businesses                              (15)            (894)
  (Investment in) refunds from joint ventures             139           (1,058)
                                                       ------            -----
    Net cash used in investing activities              (5,929)          (6,248)
                                                       ------            -----


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to
    affiliate                                              -            30,145
  Repayment of long-term debt                          (7,019)         (23,144)
  Net repayments under revolving credit agreement          -            (3,000)
  Other                                                  (107)            (196)
                                                       ------            -----

    Net cash provided by (used in) financing
     activities                                        (7,126)           3,805
                                                       ------            -----


Effect of exchange rate changes on cash and
  temporary investments                                   423             (457)
                                                       ------            -----



Net increase in cash and temporary investments          1,360            4,252
Cash and temporary investments, beginning of
  period                                               26,165           11,738
                                                       ------            -----
Cash and temporary investments, end of period        $ 27,525         $ 15,990
                                                       ======            =====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
     Interest                                        $  4,514         $  5,616
                                                       ======            =====
     Income taxes                                    $  3,555         $  4,521
                                                       ======            =====
  Cash receipts for income taxes                     $  1,152         $    810
                                                       ======            =====
  Noncash investing activities:
     Accounts payable for capital expenditures
       in Japan                                      $    832         $  -
                                                       ======            =====



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

   TRANSLATIONS SEGMENT CONTRACTS AND UNBILLED RECEIVABLES

   Translations segment contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progress. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable.

   Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. Unbilled amounts will be invoiced in subsequent periods upon reaching certain milestones.

   RECLASSIFICATIONS
   Certain reclassifications have been made to the prior period financial statements to conform to the 1995 presentation.

2. LONG-TERM DEBT

   Long-term debt consists of the following:

                                           September 30,      December 31,
                                                    1995              1994
                                           -------------      ------------

   Term Loan                                 $    23,856          $ 30,775
   Senior Notes                                   56,000            56,000
   Other                                             724               797
                                             -----------          --------
       Total debt                                 80,580            87,572
   Less current maturities                        10,902             9,325
                                             -----------          --------
       Long-term debt                        $    69,678           $78,247
                                             ===========          ========

     In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").

3.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1995 and December 31, 1994 were as follows:



                                         1995                     1994
                                  --------------------    ---------------------
                                  Carrying  Estimated     Carrying   Estimated
                                   Amount   Fair Value     Amount    Fair Value
                                  --------------------    ---------------------

Assets:
  Cash and temporary investments   $27,525   $ 27,525    $  26,165   $  26,165
  Currency coupon swap agreements        4          4        1,011       1,011
Liabilities:
  Long-term debt, including
    current maturities              80,580     87,087       87,572      88,488
  Notes payable to affiliates       31,512     24,301       30,424      19,538
  Currency coupon swap agreements    3,465      3,465        3,226       3,226


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

     b) Currency coupon swap agreement settlement

     In July 1995, the Company settled in full the Japanese yen floating rate currency coupon swap agreement which it had with a financial institution. Net cash proceeds on settlement were $695.

4.   OTHER (INCOME) EXPENSE, NET


                                             THREE MONTHS      THREE MONTHS
                                                    ENDED             ENDED
                                           SEPT. 30, 1995    SEPT. 30, 1994
                                           --------------    --------------


Interest income on temporary investments          $(353)            $(203)
Foreign exchange (gains) losses, net              1,487            (1,721)
Interest expense to affiliate                       369                34
Joint venture-related income                       (250)                -
Other (income) expense, net                         (78)              643
                                                 ------           -------
     Total other (income) expense, net           $1,175           $(1,247)
                                                 ======           =======




                                              NINE MONTHS       NINE MONTHS
                                                    ENDED             ENDED
                                           SEPT. 30, 1995    SEPT. 30, 1994
                                           --------------    --------------

Interest income on temporary investments          $(946)          $(1,385)
Foreign exchange (gains) losses, net                432            (1,208)
Interest expense to affiliate                     1,069                34
Joint venture-related income                     (1,000)                -
Loss on disposal of fixed assets                    588                 -
Other expense, net                                  763               603
                                                  -----           -------
     Total other (income) expense, net             $906           $(1,956)
                                                  =====           =======


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

     b) Commitments

     Effective May 31, 1995, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Maxwell Communication whereby the Company agreed to purchase from Maxwell Communication, and Maxwell Communication agreed to sell to the Company, at a purchase price of $9 per share, the Berlitz Shares on the earlier of September 16, 1996 or ten days after the Company notifies Maxwell Communication of its intention to purchase all or a portion of the Berlitz Shares. The
     Company's obligation to buy the Berlitz Shares is subject to the satisfaction of certain conditions.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 VS.
THREE MONTHS ENDED SEPTEMBER 30, 1994

Sales for the quarter ended September 30, 1995 were $91.4 million, 17.7% above the same period in the prior year, reflecting increases in the Language Instruction and Translations segments.

Language Instruction sales for the quarter ended September 30, 1995 were $68.9 million, $6.7 million or 10.8% above the same period in 1994, primarily reflecting increases in East Asia ($1.4 million, or 7.4%), Europe ($3.0 million, or 14.7%) and Latin America ($1.4 million, or 15.4%). The improvement in East Asian sales from 1994 resulted from the favorable impact of exchange rate fluctuations ($1.4 million). Europe's increase was favorably impacted by exchange rate fluctuations ($1.5 million), and by positive volume and operating activity in most countries. The improvement in Latin American revenues was primarily due to volume increases in Brazil and Colombia, which more than offset poor economic conditions in Mexico, including the devaluation of the Mexican peso.

During the three-month period ended September 30, 1995, the number of lessons given was approximately 1.2 million, 2.8% above the same period in the prior year. Lesson volume in East Asia declined 3.4% from 1994, due to decreases in Japan. Lesson volume in Latin America increased by 8.1% from prior year, primarily due to increases in Brazil. Lesson volume in Europe increased by 6.6% over 1994, with primarily due to results in England, France, Israel and Slovenia.

Translations sales were $18.3 million for the three-month period ended September 30, 1995, an increase of $7.2 million, or 65.4%, from the same period in 1994. This increase was primarily due to higher volume. Most of this growth occurred in the United States and Ireland as a result of the continued development of new customers, and expansion of services to existing customers.

Publishing segment sales were $4.2 million for the three months ended September 30, 1995, $0.3 million, or 5.8%, below 1994, primarily due to the timing of sales promotions.

Cost of services and products sold and selling general and administrative expenses for the three months ended September 30, 1995 totalled $81.7 million, an increase of $12.3 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases. As a percentage of sales, these combined expenses were slightly higher compared to the prior year's quarter, due in large part to faster growth in the Translations segment than in the higher margin Language Instruction segment. In addition, included in selling, general and administrative expenses in 1995 were costs of $0.6 million, which related to the Company's worldwide corporate image campaign and certain other strategic expansion efforts; these types of expenses were not incurred in prior years' periods.

Other expense, net for the three months ended September 30, 1995 increased by $2.4 million from the same prior year period, primarily due to net foreign exchange losses in 1995 as compared to net foreign exchange gains in 1994.

The Company recorded an income tax expense of $1.9 million, or an effective rate of 63.5%, during the current period. This compared to an income tax expense of $2.2 million in the prior year's quarter. The effective tax rates in both 1995 and 1994 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

Net income available to common shareholders for the quarter ended September 30, 1995 was $1.1 million, or $0.11 per common share, compared to $0.7 million, or $0.07 per common share. This increase occurred primarily as increased operating profit, lower interest expense on long-term debt, and a lower tax expense in 1995 were partially offset by increases in foreign exchange losses, net in 1995.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 VS.
NINE MONTHS ENDED SEPTEMBER 30, 1994

Sales for the nine months ended September 30, 1995 were $261.5 million, 18.3% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments.

Language Instruction sales for the nine months ended September 30, 1995 were $204.8 million, $24.2 million or 13.4% above the same period in 1994, primarily reflecting increases in East Asia ($7.1 million, or 13.2%), Europe ($12.1 million, or 19.4%) and Latin America ($3.3 million, or 13.1%). The improvement in East Asian sales from 1994 resulted primarily from the favorable impact of exchange rate fluctuations ($6.8 million). Europe's increase was favorably impacted by exchange rate fluctuations ($7.7 million) and by operating activity in almost all countries. The improvement in Latin American revenues was primarily due to volume increases in Brazil, Mexico, and Colombia, which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the nine-month period ended September 30, 1995, the number of lessons given was approximately 3.7 million, 4.5% above the same period in the prior year. Lesson volume in East Asia increased 1.0% from 1994, favorably impacted by Hong Kong and Thailand. Lesson volume in Latin America increased by 9.6% from prior year, primarily due to increases in Brazil, Mexico and Colombia. Lesson volume in Europe increased by 7.4% over 1994 primarily due to results in the Czech and Slovak Republics, Italy, Poland, France, Italy, and Hungary.

Translations sales were $44.1 million for the nine-month period ended September 30, 1995, an increase of $15.3 million, or 53.2%, from the same period in 1994. This increase was primarily due to higher volume and other operating activity ($12.3 million) and, to a lesser degree, favorable exchange rate fluctuations ($3.0 million). Most of this growth occurred in the United States, Ireland, Denmark, Germany, France and Norway.

Publishing segment sales were $12.6 million for the nine months ended September 30, 1995, $0.8 million or 7.2% above 1994, reflecting both favorable exchange rate fluctuations and a strong second quarter in the United States.

Cost of services and products sold and selling, general and administrative expenses for the nine months ended September 30, 1995 totalled $237.7 million, an increase of $37.9 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases. As a percentage of sales, these combined expenses were higher compared to the prior year's period, due in large part to faster growth in the Translations segment than in the higher margin Language Instruction segment. In addition, included in selling, general and administrative expenses in 1995 were costs of $1.7 million, which related to the Company's worldwide corporate image campaign and certain other strategic expansion efforts; these types of expenses were not incurred in prior years' periods.

Other income, net for the nine months ended September 30, 1995 decreased by $2.9 million from the same prior year period, primarily as joint venture-related income was more than offset by increases in foreign exchange losses, interest expense to an affiliate, losses in 1995 from the disposal of fixed assets in connection with the consolidation and relocation of certain Japanese centers for the purpose of reducing overhead costs, and increases in other expenses.

The Company recorded an income tax expense of $5.6 million, or an effective rate of 90.1%, during the current period. This compared to an income tax expense of $6.9 million in the prior year. The effective tax rates in both 1995 and 1994 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

Net income available to common shareholders for the year-to-date period ended September 30, 1995 was $0.6 million, or $0.06 per common share, compared to a net loss of $1.4 million, or $0.14 per common share, in the prior year's period. This improvement of $2.0 million resulted primarily from increased operating profit, lower interest expense on long-term debt, and a lower tax expense in 1995, partially offset by increases in foreign exchange losses in 1995.

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

Cash and non-cash capital expenditures during the nine-month period ended September 30, 1995 were $6.9 million, primarily for the refurbishing of existing centers, the opening of new centers, and the consolidation and relocation of certain centers in Japan. Of this amount, $0.8 million for the Japanese centers were included in accounts payable at September 30, 1995, payable substantially in installments over the next seven months. During the nine months of 1995, one center was opened, bringing the worldwide total to 323.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company was party to five currency coupon swap agreements with a financial institution at September 30, 1995. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the

German  mark.   Credit  loss  from   counterparty   nonperformance   is  not
anticipated.   The fair market value of these swap agreements at September  30,
1995, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $3.5 million.

In July 1995, the Company settled in full the Japanese yen floating rate currency coupon swap agreement. Net cash proceeds on settlement were $695.

The Company is party to a Stock Purchase Agreement with Maxwell Communication whereby the Company agreed to purchase from Maxwell Communication, and Maxwell Communication agreed to sell to the Company, at a purchase price of $9 per share, 627,000 shares of the Company's common stock (the "Berlitz Shares") on the earlier of September 16, 1996 or ten days after the Company notifies Maxwell Communication of its intention to purchase all or a portion of the Berlitz Shares. The Company's obligation to buy the Berlitz Shares is subject to the satisfaction of certain conditions.

At September 30, 1995, the Company's liquid assets of $27.5 million consisted of cash and temporary investments. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.


                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.

     27 Financial Data Schedule, for the nine months ended September 30, 1995.

(B) REPORTS ON FORM 8-K

A Form 8-K was filed on July 21, 1995 related to a) an amendment to the Escrow Agreement dated as of January 28, 1993 between Maxwell Communication, the Registrant and an escrow agent, and b) the Stock Purchase Agreement dated as of May 31, 1995 between the Registrant and Maxwell Communication.

                      BERLITZ INTERNATIONAL, INC.
                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BERLITZ INTERNATIONAL, INC.
                                        -------------------------------
                                        (Registrant)




Date:  November 13, 1995            By: /S/ HENRY D. JAMES
                                        -------------------------------
                                            Henry D. James
                                            Vice President and
                                            Chief Financial Officer