Form 10-K
period 1995-12-31
BERLITZ INTERNATIONAL INC
filed 1996-04-01
CIK 856529

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM       to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the average bid and ask price at March 1, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $53,999,428.

The number of shares of the Registrant's common stock outstanding as of March 1, 1996 was 10,033,013.

                     DOCUMENTS INCORPORATED BY REFERENCE :
Part III - Those portions of the registrant's definitive proxy statement relating to registrant's 1996 Annual Meeting of Shareholders which are incorporated into Items 10, 11, 12, and 13.

                            Page 1 of 62 Pages
                     Exhibit Index Appears on Page 56

                                  PART I




ITEM 1.  BUSINESS

INTRODUCTION

Berlitz International, Inc. (the "Company") is a New York corporation, organized in 1989. Prior to the organization of the Company, the Company's business was conducted through commonly-owned subsidiaries including: Berlitz Languages, Inc. (Language Instruction and Translation Services), Editions Berlitz, S.A. (Publishing) and Berlitz Publications, Inc. (Publishing). In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") indirectly acquired, through a merger of the Company with a wholly-owned U.S. subsidiary (the "Merger"), 67% of the outstanding common stock, par value $.10 per share, of the Company. Subsequent to the Merger, public shareholders of the Company hold approximately 33% of the Company's common stock. See Items 5 and 7 for further discussion.

The Company's operations are conducted through the following three business segments: Language Instruction, Translation Services, and Publishing. Through 1995, these business segments were organized on a geographic basis as follows:
Language Instruction into four operating divisions (North America (the U.S. and Canada), Europe (21 countries), Asia (Japan, Thailand and Hong Kong) and Latin America (seven countries)) with some countries divided into regions and districts; Translation Services into three operating divisions (the Americas (primarily the U.S., Canada and Chile), Europe (10 countries) and Asia (Japan and Thailand)); and Publishing into two operating divisions (the U.S. and the United Kingdom). Beginning in 1996, all three business segments are expected to be organized geographically into five operating divisions (North America, Western Europe, Central/Eastern Europe, Asia and Latin America). The Company's Japanese operations are conducted through its Japanese subsidiary which is owned 80% by the Company and 20% by Benesse. At least 80% of total Asia sales, operating profits, assets and employees are attributable to the operations in Japan. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of both their particular areas and the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 15.

LANGUAGE INSTRUCTION

As of December 31, 1995, the Company owned and operated 323 language centers in 33 countries using the Berlitz Method<trademark>, as described herein, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. Approximately 4.9 million language lessons were given in 1995, the most frequently taught languages being English, Spanish, German and French. Revenues from Language Instruction accounted for approximately 77%, 82% and 82% of total Company revenues in 1995, 1994 and 1993, respectively.

The following tables set forth, by geographic division, the number of language centers and the number of lessons given over the last five years:


                         NUMBER OF CENTERS AT DECEMBER 31,
                         1995  1994  1993  1992  1991

     North America         72    72    72    73    68
     Europe               139   137   136   139   123
     Asia                  52    53    57    59    56
     Latin America         60    58    57    53    51
                          ---   ---   ---   ---   ---

        Total             323   320   322   324   298
                          ===   ===   ===   ===   ===



                         NUMBER OF LESSONS (IN THOUSANDS)
                         1995  *1994  *1993  1992   1991

     North America      1,050 1,064  1,091  1,123  1,097
     Europe             1,981 1,852  1,796  1,926  2,022
     Asia                 935   946    844  1,003  1,093
     Latin America        981   911    857    818    713
                        ----- -----  -----  -----  -----

        Total           4,947 4,773  4,588  4,870  4,925
                        ===== =====  =====  =====  =====


     * 1994 and 1993 excludes 25 and 137 lessons, respectively, for centers closed in connection with the Merger.

A lesson consists of a single 45-minute session given by a teacher (regardless of the number of students). In 1995, the United States, Japan, and Germany accounted for 19%, 17% and 12% of lessons given and 19%, 28% and 14% of Language Instruction sales, respectively.

In 1995, all of the Company's language centers were wholly-owned, except for a joint venture operation in Russia. The following table sets forth, by geographic division, the number of language centers in each of the countries in which the Company owned and operated centers as of December 31, 1995:

        EUROPE                   NORTH AMERICA
        Western Europe:
          Belgium          9     United States          62
          Denmark          2     Canada                 10
          Finland          1                            --
          France          17           Total            72
          Holland          1                            ==
          Israel           3
          Italy            5     LATIN AMERICA
          Norway           1     Argentina               5
          Portugal         1     Brazil                 16
          Spain           12     Chile                   4
          Sweden           1     Colombia                5
          United Kingdom   5     Mexico                 17
                                 Puerto Rico             4
                                 Venezuela               9
        Central/Eastern Europe:                         --
          Austria          7     Total                  60
          Czech Republic   4                            ==
          Germany         50
          Hungary          3
          Poland           4
          Russia           1     ASIA
          Slovak Republic  1     Hong Kong               1
          Slovenia         1     Japan                  49
          Switzerland     10     Thailand                2
                         ---                            --
             Total       139        Total               52
                         ===                            ==


In  1995,  five  language centers were opened and two were closed, bringing the
worldwide total to  323.   Capital  expenditures  incurred  in  connection with
opening a new language center in 1995 ranged from $75,000 to $248,000.

Language centers traditionally have been wholly-owned operations and the Company has traditionally financed the cost of expansion with internally generated funds. The Company does not anticipate that borrowing will be necessary to finance its planned expansion.

The Company announced in 1995 that it plans to begin selling language center franchises to the public in certain countries to expand the reach of its language services business. The Company expects to sell the first of an undetermined number of language center franchises in 1996.

BERLITZ METHOD<trademark>. At the heart of Language Instruction is the Berlitz Method<trademark>, a proven technique that enables students to acquire a working knowledge of a foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. With its primary objective to develop conversational comprehension and speaking skills, the Berlitz Method
<trademark>  combines  the  use  of live instruction with proprietary  written, audio-visual, and CD-ROM support materials to ensure a fast, effective, and enjoyable learning experience.

Berlitz instructors teach in their native language and are required to complete a seven to ten-day training course in the Berlitz Method<trademark>. Upon successful completion of this training course, instructors work either full-time or part-time. The Berlitz Method<trademark> does not require that an instructor be proficient in any language other than the language being taught. This feature of the Berlitz Method<trademark> greatly increases the number of potential instructors and tends to lower instructor costs.

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

LANGUAGE INSTRUCTION PROGRAMS. The Company offers several types of language instruction programs, which vary in cost, length and intensity of study. Believing individualized instruction to be the most effective way to learn a foreign language, the Company emphasizes one-on-one instruction, including private lessons and Total Immersion<reg-trade-mark> study as described below. The Company also offers semi-private and group lessons.

Approximately 50% of all tuition revenues in 1995 were from private lessons (excluding Total Immersion<reg-trade-mark>). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion<reg-trade-mark> courses, an intensive form of private instruction, accounted for approximately 5% of tuition revenues in 1995. Total Immersion<reg-trade-mark> programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group lessons together represented 45% of tuition revenues in 1995.

As a majority of its clients are enrolled for business or professional reasons, the Company's business is influenced by the level of international trade and economic activity. In addition to individuals seeking work-related language skills, Berlitz clients also include travelers and high school and university students developing course-related language skills.

Included in the Language Instruction business are programs that combine intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. The Company has two programs in this specialty instruction area: Berlitz on Campus<trademark>( formerly Language Institute For English<reg-trade-mark> ("L.I.F.E.<reg-trade-mark>")), a Berlitz branch since 1988, and Berlitz Study Abroad.<trademark> A third specialty program, Berlitz Jr.<reg-trade-mark>, provides complete language instruction programs to children in public and private schools throughout the world. Cross-cultural training programs, another specialty area, offer in-depth explorations of the culture, traditions and values of a target country. Together, these specialty areas accounted for approximately 4% of the Company's revenues in 1995.

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

Tuition, which is payable in advance by most individual clients and some corporate clients, includes a registration fee, a charge for printed and recorded course materials, and a per lesson fee. The per lesson fee varies depending on the language being taught, type and quantity of lessons, and country. Total Immersion<reg-trade-mark> courses are more expensive than standard individual instruction, while semi-private and group instruction are less expensive.

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

TRANSLATION SERVICES

Berlitz Translations provides high quality technical translation, interpretation, software localization, electronic publishing, and other foreign language-related services. Translations represented approximately 18%, 13% and 13% of total Company revenues in 1995, 1994 and 1993, respectively, and is expected to contribute an increasingly larger percentage of total corporate revenues over the next few years as a result of growing demand for translation-related services, an expanded and reorganized sales force, a continued focus on larger customer accounts, and an expansion in Asian markets and multimedia products.

Berlitz Translations' sales focus is on large, complex projects in multiple languages for global markets. Translations' customer base is primarily in the following sectors: information technology, automotive/manufacturing, medical technology/pharmaceutical, and telecommunications. Translations is also actively developing its multimedia translation business with a dedicated studio located in Southern California. The Company has an international network comprised of 36 full scale production and technology centers servicing Translations in 15 countries, including three hubs located in the U.S., Dublin and Singapore. The hubs provide project management and engineering services and some specialized translation.  The satellite production centers, located in
Baldock (England), Bangkok (Thailand), Bergen (Norway), Copenhagen, Dublin, Los Angeles, Montreal, New York, Paris, Santiago, Sindelfingen (Germany), Singapore, Tokyo, Washington, D.C., and other locations worldwide provide language resource and translation services. Materials are electronically transferred between locations to utilize specialized in-country translations and production facilities in order to produce the highest quality products and reduce costs.

The Company has developed an international network of over 2,500 contract translators that provide a broad range of technical and linguistic resources, with an internal qualification program to assure a high level of linguistic expertise. The Company has also developed a production process that incorporates several editing phases designed to maximize the accuracy of its translations. Production staffs at dedicated Translations facilities generally consist of production managers, translators, editors, translators and desktop publishing ("DTP") specialists. Managers and editors are generally full-time staff members, while the translator and DTP staffs are comprised of both full-time employees and freelance workers. Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

COMPETITION. In the highly fragmented translation services market, providers compete on the basis of price, quality and job turnaround time. The Company does not believe that any one company accounts for a significant portion of the entire commercial translation market.


PUBLISHING

The Company publishes pocket-size travel guides and language phrase books through its facilities in Europe. In addition, Publishing product lines include an extensive range of bilingual dictionaries, trade paperback travel guides, self-teaching language and language reference products, some of which are produced in the U.S. It is also involved with licensing projects that capitalize on the Berlitz name in the international consumer market. The Publishing business accounted for approximately 5% of total Company revenues in each of 1995, 1994 and 1993. Approximately 48%, 50% and 52% of Publishing segment sales in 1995, 1994 and 1993, respectively, were in Europe.

BERLITZ BOOKS AND GUIDES. Pocket-size, smaller format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 108 titles in this format published in English, plus 432 titles in more than 12 other languages. For these multiple-language titles, the Company employs manufacturing techniques utilizing the same graphics and layouts to reduce manufacturing costs. Larger format travel guides, which include more detailed descriptive information, are available primarily in English in two series: THE BERLITZ<reg-trade-mark> TRAVELLERS GUIDES and the DISCOVER series.

The Company's phrase books include common expressions, words and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 127 phrase books published in 17 languages, of which 28 are for English-speaking travelers. A EUROPEAN PHRASE BOOK, EAST EUROPEAN PHRASE BOOK and a EUROPEAN MENU READER are also published in English. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75-minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution for the books and audio products is generally handled by an exclusive distribution agreement with an established book trade distributor for each major country in which the products are sold (e.g., the U.K., France, Germany, U.S. and Canada).

BERLITZ SELF-TEACHING. The audio cassette and CD products produced by the Company are intended for the self-instruction language market and draw on the experience of the Language Centers. In addition to a general language instruction curriculum, these products include a product for children and courses for business people.

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

COMPETITION. The market for the Company's publications and self-teaching language products is sensitive to factors that influence the level of international travel, tourism and business. There is intense competition in nearly all markets in which the Company sells its published products. The Company's market share and Berlitz<reg-trade-mark> brand name recognition levels vary considerably depending on market and product line.


EMPLOYEES

As of December 31, 1995, the Company employed 2,299 full-time employees and 1,985 full-time employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a freelance basis. Full-time employee equivalents are calculated by aggregating all part-time instructor hours and dividing these by the average number of hours worked by a full-time employee.

The Company is party to collective bargaining agreements in Canada, Denmark, France, Austria, Germany, and Italy and is currently negotiating an agreement in Japan. The Company believes it has satisfactory employee relations in the countries in which it operates. Certain countries in which the Company operates impose obligations on the Company with respect to employee benefits. None of these obligations materially inhibit the Company's ability to operate its business.


GENERAL

The material trademarks used by the Company and its subsidiaries are BERLITZ<reg-trade-mark>, TOTAL IMMERSION<reg-trade-mark> (including foreign language variations used in certain foreign markets), BERLITZ METHOD<trademark>, BERLITZ JR.<reg-trade-mark>, BERLITZ STUDY ABROAD<trademark>, BERLITZ ON CAMPUS<trademark>, and L.I.F.E.<reg-trade-mark>. The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which (i) material use is made of the trademarks by the Company or its subsidiaries, and (ii) failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

Although the Company is not generally regulated as an educational institution in the jurisdictions in which it does business, it is subject to general business regulation and taxation. The Company's foreign operations are subject to the effects of changes in the economic and regulatory environments of the countries in which the Company operates.

ITEM 2.  PROPERTIES

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. Except for eight facilities in Brazil, Chile, France, Hungary, Mexico, and Spain, all of the Company's facilities are leased. Total annual rental expense for the twelve months ended December 31, 1995, principally for leased facilities, was $25,443,000. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction.

The following tables set forth, as of December 31, 1995, by geographic region, the number of facilities maintained in that region, the use of the Company's facility, whether owned or leased, and the aggregate square footage:

                           OWNED FACILITIES

                      NUMBER OF                          AGGREGATE
     REGION           FACILITIES      USE               SQUARE FOOTAGE

     Europe               4          Center                6,343
     Latin America        4          Center               13,151
                         --                               ------
       Total              8           Total               19,494
                         ==                              =======


                           LEASED FACILITIES

                      NUMBER OF                          AGGREGATE
     REGION           FACILITIES      USE               SQUARE FOOTAGE

     North America        80        Center/Offices        218,452*
     Europe              170        Center/Offices        466,574
     Asia                 55        Center/Offices        141,241
     Latin America        58        Center/Offices        206,864
                         ---                            ---------
               Total     363        Center/Offices      1,033,131
                         ===                            =========

* In 1996, the Company will relocate its headquarters from its current facility (26,500 square feet) to a new leased location (initially 62,275 square feet) at 400 Alexander Park, Princeton, New Jersey 08540. The lease at its current home office has expired and the Company is paying rent on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters have been submitted to a vote of security holders during the fourth quarter of 1995.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.



EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 1996.


NAME, AGE,
POSITION WITH
REGISTRANT                      BUSINESS EXPERIENCE

Soichiro Fukutake, 50           Mr. Fukutake has served as Chairman of the Board of the
Chairman of the Board;          Company since February 1993.  Mr. Fukutake joined Benesse
Director (A)(C)                 in 1973, and since May 1986 has served as its President and
                                Representative Director.  He also serves on the Board of
                                Directors of a number of companies, private foundations and associations in Japan.  Mr. Fukutake became a Director of the
                                Company in February 1993.  His term will expire in 1997.

Hiromasa Yokoi, 56              Mr. Yokoi was elected Vice Chairman of the Board and Chief
Vice Chairman of the Board,     Executive Officer of the Company in February 1993 and
Chief Executive Officer and     additionally was elected President effective on August 31,
President; Director (A)         1993.  Mr. Yokoi has served as a director of Benesse since
                                June 1992 and Director for Berlitz and North American Sector
                                since April 1994.  Prior to that, he served as General Manager of the Overseas Operations Division (formerly the International
                                Division) of Benesse from October 1990 to March 1994 and as
                                General Manager of the President's Office of Benesse from
                                July 1990 to September 1990.  Mr. Yokoi has served as a
                                Director of the Company since January 1991.  His term will expire in 1996.

Susumu Kojima, 53               Mr. Kojima has served as Executive Vice President, Asia
Executive Vice President,       Division of the Company since January 1, 1996.  Prior thereto,
Asia Division;                  he served as Executive Vice President, Corporate Planning
Director (A)                    from September 1993 to December 1995, and as Senior Vice
                                President, Corporate Planning of the Company from April
                                1993 to September 1993.  Mr. Kojima has served as Director of Benesse since March 1993.  Prior to that, he was Joint
                                General Manager of the Business Development Department of
                                The Industrial Bank of Japan, Limited ("I.B.J.") from June
                                1991 to February 1993.  Between November 1987 and June
                                1991, he served as Senior Deputy General Manager, Industrial
                                Research Department of I.B.J. after having served as Chief
                                Representative of I.B.J.'s Washington Representative Office
                                from September 1983.  Mr. Kojima was elected as a Director of the Company in February 1993.  His term will expire in
                                1997.

Robert Minsky, 51               Mr. Minsky has served as Executive Vice President and Chief
Executive Vice President        Operating Officer-Translations and Publishing of the Company
and Chief Operating Officer-    since January 1, 1995.  Prior thereto, he served as Executive
Translations and Publishing;    Vice President-Translations of the Company from  October 1,
Director (A)                    1993 to January 1995, and as Chief Financial Officer of the
                                Company from November 1990 to January 1995.  From
                                November 1990 to October 1993, he also served as Vice
                                President.  Mr. Minsky has served as a Director of the
                                Company since April 1991.  His term will expire in 1997.

Manuel Fernandez, 59            Mr. Fernandez has served as Executive Vice President and
Executive Vice President and    Chief Operating Officer-Worldwide Language Instruction of
Chief Operating Officer-        the Company since January 1, 1995.  Prior thereto, he was
Worldwide Language              Executive Vice President-Language Services of the Company
Instruction;                    from September 1993 to January 1995 and  Vice President-
Director (A)                    European Operations of the Company from October 1989 to
                                September 1993.  He previously served as Vice President-
                                European Operations for Berlitz Languages from January 1983 to October 1989.  Mr. Fernandez was first employed by Berlitz
                                Languages in 1963 and served in various positions until
                                becoming Vice President in 1983.  Mr. Fernandez has served as a Director of the Company since July 1993.  His term will expire in 1997.

Henry D. James, 58              Mr. James has served as Executive Vice President and Chief
Executive Vice President and    Financial Officer of the Company since November 21, 1995,
Chief Financial Officer;        and as its Vice President and Chief Financial Officer from
Director (A)                    January 1, 1995 to November 1995.  He previously served as
                                Vice President and Controller of the Company and its
                                predecessor, Berlitz Languages, since 1981. Mr. James joined
                                Berlitz Languages in 1977 and served as Controller with that company prior to 1981.  Mr. James has served as a Director of the Company since November 21, 1995.  His term will
                                expire in 1996.

Saburo Nagai, 65                Mr. Nagai has served as Senior Managing Director of Benesse
Director                        since June 1994 and as Managing Director of Benesse from
                                April 1988 to June 1994.  He has also supervised its general administration and accounting departments since April 1988 and its Capital Strategic Planning Office since April 1993.
                                Since joining Benesse in April 1985, he served as General
                                Manager and Head of its accounting department until April
                                1988 and supervised, concurrently with his other duties, its corporate identity department (July 1991-April 1992) and
                                personnel department (April 1990-July 1991).  Mr. Nagai
                                became a Director of the Company in February 1993.  His
                                term will expire in 1996.

Edward G. Nelson, 64            Since January 1985, Mr. Nelson has served as Chairman and
Director                        President of Nelson Capital Corporation.  From 1983 to 1985,
(B)(C)(D)                       he was Chairman and Chief Executive Officer of Commerce
                                Union Corporation.  He also serves on the Board of Directors of ClinTrials, Inc., Osborn Communications Corporation,
                                Central Parking System and Advocat, Inc.  He is a trustee of
                                Vanderbilt University.  Mr. Nelson became a Director of the
                                Company in February 1993.  His term will expire in 1996.

Robert L. Purdum, 60            Mr. Purdum served as Chairman of the Board of Armco, Inc.
Director (B)(D)                 from December 1993 until his retirement in April 1994 and
                                currently is an independent consultant and partner with
                                American Industrial Partners, a private investment company composed of former chairmen and chief executives.  He served in various positions since first joining Armco in 1962,
                                including Chairman and Chief Executive Officer (November
                                1990 to December 1993), President and Chief Executive
                                Officer (April 1990 to November 1990), President (October
                                1986 to April 1990), Chief Operating Officer (February 1985
                                to October 1986) and Chief Executive Officer-Steel Group
                                (November 1982 to February 1985).  Mr. Purdum also serves
                                on the Board of Directors of Holophane Corporation since
                                1994.  In addition, he is a member of the Board of Trustees of
                                GMI Engineering and Management Institute since 1991 and
                                serves on their International Committee and Capital Campaign
                                Committee.  Mr. Purdum has served as a Director of the
                                Company since August 1994.  His term will expire in 1996.

Aritoshi Soejima, 69            Mr. Soejima served as Senior Counselor of Benesse from
Director                        December 1980 until his appointment as a member of the
(B)(C)(D)                       Disinterested Directors and Compensation Committees of the
                                Company.  From 1950 to 1981, Mr. Soejima served in various positions with the Japanese government (including the Ministry of Finance) and multilateral financial institutions (including the
                                World Bank and International Monetary Fund).  Mr. Soejima
                                also currently serves as Chairman of Osaka, Tokyo Bay,
                                Nagoya Hilton Company, Ltd., Counselor of Nippon Hilton
                                Company, Ltd. and Director and Counselor of Capital
                                International Company, Ltd. and as special advisor to the
                                Board of Directors of the Nippon Fire & Marine Insurance
                                Company, Ltd.. In addition, he serves on the Board of
                                Directors of a number of companies, private foundations and associations in Japan.  Mr. Soejima became a Director of the
                                Company in February 1993.  His term will expire in 1997.

Robert C. Hendon, Jr., 58       Mr. Hendon has served as Vice President-Legal Department of
Vice President, General         the Company since January 1, 1995 and as Secretary and
Counsel and Secretary           General Counsel of the Company since April 1992.  Prior
                                thereto, he was first an associate then a partner at the law firm of Waller Lansden Dortch & Davis from 1964 until April
                                1992.

Jose Alvarino, 56               Mr. Alvarino has been Vice President-Latin American Division
Vice President                  of the Company since October 1989.  Prior thereto, he served in the same capacity with Berlitz Languages from 1985 until
                                October 1989.  Mr. Alvarino was first employed by Berlitz
                                Languages in 1970 and served in various positions from that time until being appointed Vice President in 1985.

Yoshikazu Okazaki, 52           Mr. Okazaki has served as Vice President-Japan of the
Vice President                  Company since January 1, 1996.  Prior to that, he served as
                                Vice President-East Asia Division of the Company from May
                                1, 1994 to December 1995 and as President & Representative
                                Director of Berlitz-Japan since September 15, 1994.  From
                                January 1984 to March 1994, he served in a number of
                                executive positions with Uniden Corporation, both in Japan and in the United States.  Prior thereto, he held the position of
                                Senior Vice President with the advertising agency Dentsu,
                                Young & Rubicam, Los Angeles.

Anthony Tedesco, 53             Mr. Tedesco has served as Vice-President-North American
Vice President                  Division of the Company since October 1994.  From July 1993 to October 1994, he served as Vice President-East Asian
                                Division of the Company. Prior thereto, Mr. Tedesco was
                                Vice President-North American Division of the Company from
                                October 1989 to July 1993 and he previously  served in the same capacity with Berlitz Languages from his initial
                                employment in 1983.

Wolfgang Wiedeler, 51           Mr. Wiedeler has served as Vice President Central/Eastern
Vice President                  Europe Division of the Company since January 1, 1996 and as
                                Vice President-Language Instruction, European Division of the
                                Company from September 1993 to December 1995.  From
                                May 1992 to September 1993 he was Vice President,
                                Central/Eastern European Operations.  Prior thereto, he served as Divisional Manager of German-speaking countries since
                                October 1989.  Prior thereto he served in the same capacity for
                                Berlitz Languages from his initial employment in 1984.


(A)	member of the Executive Committee of the Board of Directors
(B)	member of the Audit Committee
(C)	member of the Compensation Committee
(D)	member of the Disinterested Directors Committee


There is no family relationship between any of the Directors or Executive Officers of the Company.

SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table sets forth certain information concerning certain significant employees of the Company as of March 1, 1996.

Frank Garton, 49                Mr. Garton has served as Vice President, Franchising of the
Vice President                  Company since March 1995.  Prior to that, he was Director of
                                Worldwide Franchise Sales and Corporate Development for
                                King Bear Enterprises from 1987 to 1985.  From 1978 to 1987,
                                Mr. Garton was President and Chief Executive Officer of
                                Regeneration, Inc., an automotive components manufacturing company with internationally franchised manufacturing
                                processes.

Brian Kelly, 48                 Mr. Kelly has served as Vice President - Western Europe
Vice President                  Division of the Company since January 1, 1996 and as General
                                Manager - Translations Services Europe since January 1993.
                                Prior to that, he was Managing Director of Softrans
                                International Ltd. of which the Company acquired a 51%
                                holding in December 1991 and fully acquired in 1994.  Mr.
                                Kelly founded Softrans in 1984 and prior to that held senior management positions with Apple Computer and Data General.

                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends are subject to restrictions set forth in the debt facilities incurred in connection with the Merger Agreement with Benesse. As a result, the Company does not expect to pay dividends during the term of such debt facilities. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 90 holders of record of Common Stock as of March 1, 1996.

The sales prices per share of Common Stock as reported by the NYSE for each quarter during the period from January 1, 1994 until December 31, 1995 ranged as follows:

                               PRICE PER SHARE
                               HIGH       LOW

     First Quarter 1995       $14 3/4   $12 3/8
     Second Quarter 1995      $15       $14 1/2
     Third Quarter 1995       $15       $14 5/8
     Fourth Quarter 1995      $16 1/2   $14
     First Quarter 1994       $14 5/8   $12 3/4
     Second Quarter 1994      $14 1/8   $12 7/8
     Third Quarter 1994       $14       $13
     Fourth Quarter 1994      $13 5/8   $12 1/2


No common stock dividends for 1994 or 1995 were declared or paid.

ITEM 6.  SELECTED FINANCIAL DATA

                      BERLITZ INTERNATIONAL, INC.
                      FIVE-YEAR FINANCIAL SUMMARY
             (Dollars in thousands, except per share amounts)


                                          POST-MERGER                        POST-MERGER                       PRE-MERGER
                                   ---------------------------               --------------   ------------------------------------
                                                                             Period from      Period from
                                                                               February 1,    January 1,
                                     Year Ended    Year Ended   Year Ended     1993 to         1993 to
                                   December 31,   December 31,  December 31,  December 31,    January 31,   Year Ended December 31,
                                   ------------   ------------  -----------   -------------   -----------   -----------------------
                                       1995           1994       1993 (1)         1993           1993           1992       1991
                                   -------------  ------------  -----------   -------------   -----------    ----------  ----------
Income Statement Data:
Sales of services and
  products sold (2)                   $351,139       $300,234     $271,677       $252,069      $19,608       $281,320    $259,771
                                      --------       --------      -------       --------      -------       --------    --------
Cost and expenses:
  Cost of services and products
   sold (2)                            213,073        179,869      169,102        155,623       13,479        178,009     156,807
  Selling, general and
   administrative (2)                  105,039         91,703       83,500         76,781        6,719         82,837      71,880
  Amortization of publishing rights,
    excess of cost over net assets
     acquired and
     other intangibles                  13,425         12,750       12,423         11,551          872         10,463      10,417
  Merger-related restructuring costs
    (3)                                      -              -        4,808          4,808            -              -           -
  Other (income) expense, net            9,932          8,808        1,770          2,233         (463)          (833)    (14,993)
  Non-recurring Maxwell and
    Merger related charges (4)               -              -            -              -            -          1,356     195,354
                                        ------         ------       ------         ------         -----       --------    -------
  Total costs and expenses             341,469        293,130      271,603        250,996       20,607        271,832     419,465
                                        ------         ------       ------         ------         -----       --------    -------
  Income (loss) before income taxes
    and cumulative effect of change
    in accounting principle           $  9,670        $ 7,104      $    74        $ 1,073       $ (999)        $9,488   $(159,694)
                                        ======         ======       ======         ======         =====       ========    =======
  Cumulative effect of change in
    accounting principle              $      -        $     -      $ 3,172        $     -       $3,172         $    -   $       -
                                        ======         ======       ======         ======         =====       ========    =======

Net income (loss)                     $  2,270        $   909      $(2,018)       $(3,556)      $1,538         $4,041   $(171,947)

Preferred Stock dividends (5)                -              -            -              -            -              -       9,240
                                        ------         ------       ------         ------         -----       --------    -------

Net income (loss) available
  to common shareholders              $  2,270        $   909      $(2,018)       $(3,556)      $1,538         $4,041   $(181,187)
                                        ======         ======       ======         ======         =====       ========    =======

Earnings (loss) per common share:
  Income (loss) before cumulative
   effect of change in accounting
    principle                        $    0.23        $  0.09                     $ (0.35)      $(0.09)        $ 0.21       $(9.53)
  Cumulative effect of change in
    accounting principle                     -              -                           -          .17              -             -
                                        ------         ------                      ------         -----       --------      -------

Earnings (loss) per common share     $    0.23        $  0.09                     $ (0.35)      $ 0.08         $ 0.21       $(9.53)
                                        ======         ======                      ======         =====       ========      =======
Cash dividends declared
  per common share                   $       -        $     -                     $     -       $    -         $ 0.42       $ 0.53
                                        ======         ======                      ======         =====       ========     =======
Average number of common
 shares (000)                        $  10,033         10,033                      10,031       19,024         19,022       19,014
                                        ======         ======                      ======         =====       ========     =======

BALANCE SHEET DATA (AT YEAR END):
Total assets                         $ 576,930      $ 582,005                    $570,472                    $456,583     $479,096
Long-term debt                       $  67,081      $  78,420                    $105,775                    $      -     $ 25,000
Shareholders' equity                 $ 370,416      $ 367,235                    $364,953                    $326,421     $331,256


OTHER DATA:
  Language lessons given during
   year (000)                            4,947          4,773        4,588                                      4,870        4,925
  Language centers open at year
   end                                     323            320          322                                        324          298
  Growth (decline) in same center
    sales from  year to year (6)           9.7%           9.4%        (6.1)%                                      2.4%        (2.8)%




(1)Income Statement Data give effect to the combination of the results of the Company for the 1993 Pre-Merger and Post-Merger periods.

(2)In 1993, under the purchase method of accounting, the Post-Merger sales and expenses of facilities closed in connection with the Merger were reclassified to "Merger-related restructuring costs" (33%) and "Excess of cost over net assets acquired" (67%).

(3)Principally represents 33% of severance payments, language center closing costs, and costs of reorganizing Translations and certain Language
  Instruction divisions.

(4)In connection with the bankruptcy filing of Maxwell Communication
  Corporation plc ("MCC") (the indirect former parent of the Company), the Company wrote-off or provided reserves for promissory notes from MCC and certain of MCC's subsidiaries, and provided reserves for other related matters. In 1993, the Company recovered $30.8 million from the sale of such notes previously written off, the net proceeds of which were distributed to the shareholders as part of the Merger consideration.

(5)The Company's obligation to pay Preferred Stock dividends was indefinitely suspended due to payment and other defaults which arose on the promissory notes from MCC and its subsidiaries.

(6)Indicates year-over-year increase (decrease) in sales by language centers which were operating during the entirety of both years being compared.



For a description of the Merger, see Note 2 to the Consolidated Financial
Statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

GENERAL

The following discussion should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K.

On December 9, 1992, Benesse agreed to acquire, indirectly through merger, approximately 67% of the Company's common stock. The Merger was consummated on February 8, 1993. After the Merger, public shareholders of the Company hold approximately 33% of its common stock.

OPERATIONS OVERVIEW

For the period beginning January 1, 1993 and ending December 31, 1995, the
Company's sales grew at a compound annual growth rate of 13.7%.

The following table shows the Company's income and expense data as a percentage of sales:

                                                  YEAR ENDED DECEMBER 31,
                                                1995     1994      1993 (1)

     Sales of Services and Products             100.0%   100.0%    100.0%
                                                ------   ------    ------
     Costs of services and products sold (2)     60.7     59.9      62.2
     Selling, general and administrative (3)     29.9     30.5      30.7
     Amortization of publishing rights,
        excess of cost over net assets acquired,
        and other intangibles                     3.8      4.2       4.6
     Interest expense on long-term debt           2.5      3.5       3.3
     Merger-related restructuring costs (4)         -        -       1.8
     Other (income) expense, net                  0.3     (0.5)     (2.6)
                                                ------   ------    ------
          Total costs and expenses               97.2     97.6     100.0
                                                ------   ------    ------
     Income before income taxes
     and cumulative effect of change in
     accounting principle                         2.8%     2.4%      0.0%
                                                ======   ======    ======


(1) Gives effect to the combination of the results of the Company for the combined pre-Merger and post-Merger periods.
(2) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance and other center operating expenses.
(3) Consists primarily of headquarters, corporate services, marketing and advertising expenses.
(4) Primarily severance payments and language center closing costs, including lease cancellation penalties, writeoffs of leasehold improvements, and operating losses for closed centers.


Cost of services and products sold as a percentage of sales decreased from 62.2% in 1993 to 60.7% in 1995, principally as improved ratios for teacher costs, rent, and certain salary and administrative expenses were partially offset by higher translator cost percentages.

Selling, general and administrative expenses as a percentage of sales decreased from 30.7% in 1993 to 29.9% in 1995, principally as the effect of higher advertising expenditures were more than offset by decreases in other administrative cost percentages.

The Company's operations are conducted through the following business segments:
Language Instruction, Translation Services, and Publishing.  Language
Instruction sales grew from $223.6 million in 1993 to $270.5 million in 1995, a compound annual growth rate of 10.0%. The number of lessons provided by the Company's language centers were 4.6 million, 4.8 million and 4.9 million in 1993, 1994 and 1995, respectively. The growth in sales is largely attributable to the increase in average revenue per lesson ("ARPL") as a result of price increases and favorable foreign exchange fluctuations.

Over the three year period, the Company opened 25 new language centers and closed 26. The following table shows the year-over-year increase/(decrease), including the impact of foreign currency rate fluctuations, in sales by centers which were operating during the entirety of both years being compared.

                              PERCENTAGE   GROWTH   (DECLINE)
                               1995         1994     1993 (1)

     Same Center Sales          9.7%        9.4%     (6.1%)

(1) Gives effect to the combination of the results of the Company for the combined pre-Merger and post-Merger periods.

During the period from 1993 to 1995, the Company's Translations segment expanded principally through continued focus on large customer accounts, development of new customers, expansion of services to existing customers, and the success of new services. Translations' sales grew at a compound annual growth rate of 33.9%, increasing from $35.7 million in 1993 to $64.0 million in 1995. Translations' operating results continue to benefit from a comprehensive reorganization plan implemented in 1993, which affects production, sales and marketing activities.

Publishing segment sales increased from $12.4 million in 1993 to $16.6 million in 1995, primarily as the 1993 product distribution problems were resolved and successful marketing and sales programs were introduced.

The Company's participation in numerous licensing agreements and joint ventures has allowed it to offer new high-tech products, including a line of language instruction products on CD-ROM and multimedia courses for the home, school and business markets.

During the three-year period, the percentage of the Company's annual sales denominated in currencies other than U.S. dollars ranged from 73.6% in 1993 to 75.5% in 1995. As a result, changes in exchange rates had an impact on the Company's sales revenues. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales during the periods presented:



                              YEAR ENDED DECEMBER 31,
       PERCENTAGE
     GROWTH (DECLINE)         1995     1994     1993 (2)

     Sales:
        Operations (1)       10.3%      7.9%     (2.4)%
        Exchange              6.7       2.6      (1.0)
                             -----      ----      ----
          Total              17.0%     10.5%     (3.4)%
                             =====     =====     =====


(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being compared.
(2) Gives effect to the combination of the results of the Company for the combined pre-Merger and post-Merger periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

Sales for the year ended December 31, 1995 were $351.1 million, 17.0% above the same period in the prior year, reflecting increases in the Language
Instruction, Translations and Publishing segments.

Language Instruction sales for the twelve months ended December 31, 1995 were $270.5 million, $26.0 million or 10.6% above the same period in 1994, primarily reflecting increases in Asia ($5.6 million, or 7.7%), Europe ($14.4 million, or 16.7%) and Latin America ($3.8 million, or 11.4%). The improvement in Asian sales from 1994 resulted primarily from the favorable impact of exchange rate fluctuations ($6.3 million). Europe's increase was favorably impacted by exchange rate fluctuations ($9.8 million) and by operating activity in almost all countries. The improvement in Latin American revenues was primarily due to volume and price increases in Brazil and Colombia, which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the twelve-month period ended December 31, 1995, the number of lessons given was approximately 4.9 million, 3.6% above the same period in the prior year. Lesson volume in Asia decreased 1.1% from 1994, unfavorably impacted by declines in Japan. Lesson volume in Latin America increased by 7.6% from prior year, primarily due to increases in Brazil and Colombia. Lesson volume in Europe increased by 6.9% over 1994 with decreases in Germany, Switzerland, Norway, Spain and Sweden being more than offset by increases in all other countries.

For the twelve months ended December 31, 1995, ARPL was $46.70 as compared to $43.27 in the comparable prior-year period. ARPL (excluding Russia) ranged from a high of approximately $81.62 in Japan to a low of $16.48 in the Slovak
Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened five new language centers during 1995 in Colombia, Israel, Mexico, Poland and Slovenia.

Translations sales were $64.0 million for the twelve-month period ended
December 31, 1995, an increase of $24.0 million, or 60.1%, from the same period in 1994. This increase was primarily due to higher volume and, to a lesser degree, favorable exchange rate fluctuations. Most of this growth occurred in the United States, Ireland, Germany, Denmark and France.


Publishing segment sales were $16.6 million for the twelve months ended
December 31, 1995, $0.8 million or 5.4% above 1994 sales, reflecting both favorable exchange rate fluctuations and positive results in the United States.

Cost of services and products sold and selling, general and administrative expenses for the twelve months ended December 31, 1995 totalled $318.1 million, an increase of $46.5 million from the comparable prior year period. This increase was due primarily to exchange rate fluctuations and volume increases.
As a percentage of sales, such aggregate expenses were slightly higher compared to the prior year's period, due in large part to faster growth in the Translations segment than in the higher margin Language Instruction segment. In addition, included in 1995 were expenses of $1.9 million, which primarily related to the Company's worldwide corporate image campaign; these types of expenses were not incurred in prior years' periods.

Other expense, net for the twelve months ended December 31, 1995 increased by
$3.0 million from the same prior year period, primarily as joint venture-
related income was more than offset by: a) lower foreign exchange gains, b)
higher interest expense on notes payable to an affiliate, and c) losses from the disposal of fixed assets in 1995 in connection with the consolidation and relocation of certain Japanese centers for the purpose of reducing overhead costs.

The Company recorded an income tax expense of $7.4 million, or an effective rate of 76.5%, during the current period. This compared to an income tax expense of $6.2 million in the prior year. The effective tax rates in both
1995 and 1994 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

Net income available to common shareholders for the year ended December 31, 1995 was $2.3 million, or $0.23 per common share, compared to net income of $0.9 million, or $0.09 per common share, in the prior year. This improvement of $1.4 million resulted primarily from increased sales, partially offset by increases in cost of services and products sold, and selling, general and administrative expenses.

YEAR ENDED DECEMBER 31, 1994 VS. YEAR ENDED DECEMBER 31, 1993

As discussed earlier, on February 8, 1993, the Company and Benesse consummated the Merger. The following selected financial data gives effect to the combination of the results of the Company for the combined pre-Merger and post-
Merger 1993 periods.

                                  TWELVE MONTHS ENDED DECEMBER 31,
                                          1994           1993

Sales of services and products          $300,234       $271,677
Total costs and expenses                 293,130        271,603
Income before income taxes              --------       --------
  and cumulative effect of change
  in accounting principle               $  7,104         $   74
                                        ========       ========

Income (loss) available to


  common shareholders                   $    909        $(2,018)
                                        ========       ========

Sales for the twelve months ended December 31, 1994 were $300.2 million, 10.5% above the same period in the prior year, reflecting increases in the Language
Instruction, Translations and Publishing segments.

In connection with the Merger, certain restructuring charges were accrued in the third and fourth quarters of 1993, including those for the reorganization of Translations and certain Language Instruction divisions and the targeted closing of language centers (of which 12 were closed in 1993 and 10 were closed in 1994). In comparing the facilities not affected by Merger-related restructuring activities, sales increased by $32.3 million, or 12.1%, from the twelve months ended December 31, 1993.

Language Instruction sales were $244.5 million, an increase of $20.9 million, or 9.4%, from sales of $223.6 million in the same period in 1993, primarily reflecting increases in Asia ($10.9 million, or 17.6%), Europe ($4.6 million, or 5.6%) and Latin America ($4.8 million, or 16.7%). The improvement in Asian sales from 1993 largely resulted from the favorable impact of exchange rate fluctuations ($5.7 million) and improved operating activity in Japan ($3.9 million). Europe's increase was impacted by favorable exchange rate fluctuations ($1.1 million) and by increased operating activity in the central/eastern European countries ($3.6 million). Furthermore, when comparing language centers not affected by Merger-related restructuring activities, the western European countries' sales increased $1.0 million, or 2.9%. The increase in Latin American revenues was primarily due to increases in Brazil and Mexico.

During the twelve-month period ended December 31, 1994, the number of lessons given was approximately 4.8 million, 4.0% above the same period in the prior
year.   Lesson volume in Asia increased 12.0% from 1993, favorably impacted by the first full year of operations of certain centers in Hong Kong and Thailand and by a 7.1% improvement in Japan.  Lesson volume in Latin America increased by 6.3% from the prior year, primarily due to growth in Mexico.  Lesson volume in the central/eastern European countries increased by 9.6% over 1993 primarily due to the results of the new language centers in the Czech and Slovak
Republics, Hungary and Poland.  Lesson volume in western Europe remained flat, particularly reflecting weaknesses in Belgium, France and Spain.

For the twelve months ended December 31, 1994, ARPL was $43.27 as compared to $41.07 in the comparable prior-year period. ARPL (excluding Russia and the Slovak Republic) ranged from a high of approximately $73.16 in Japan to a low of $15.19 in the Czech Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened eight new language centers during 1994, including two in Germany and one each in the Czech and Slovak Republics, Israel, Japan, Mexico and Poland.

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

LIQUIDITY AND CAPITAL RESOURCES


The primary source of the Company's liquidity has historically been the cash provided by operations. The Company's business generally is not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. The
Company's liquidity is principally generated from the Language Instruction and Translations segments. Similarly, cash requirements for capital expenditures and acquisitions are principally due to the Language Instruction and Translations segments. Net cash needs of Publishing are generally not material.

Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are not seasonal in the aggregate.
Generally, the Company collects cash from the customer in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Net cash provided by operating activities was $16.6 million, $21.0 million and $17.4 million for the years ended December 31, 1995, 1994 and 1993, respectively. These cash flows were affected by tax refunds of approximately $1.4 million, $5.6 million and $5.1 million which were received in 1995, 1994 and 1993, respectively.

Net cash used in investing activities, which totalled $7.9 million, $8.0 million and $11.1 million in 1995, 1994 and 1993, respectively, consisted primarily of capital expenditures for the opening of new centers, the refurbishing of existing centers, or the 1995 relocation and consolidation of certain centers in Japan. Included in 1994 and 1993 were investments in joint ventures of $1.3 million and $2.9 million, respectively, primarily for shutdown-related costs.

Net cash used for financing activities totalled $9.4 million in 1995, compared with net cash provided of $2.0 million in 1994, and net cash used of $11.6 million in 1993. In 1993, in connection with the Merger, the Company incurred certain long-term indebtedness ( the "Acquisition Debt Facilities"), with an outstanding balance at December 31, 1995 of $77.6 million. In 1994, the Company incurred indebtedness to an affiliate (the "Benesse Notes"), with an outstanding balance at December 31, 1995 of $31.5 million. Certain financial covenants contained in the Acquisition Debt Facilities restrict the ability of the Company to pay dividends. The Company does not expect to pay dividends during the term of the Acquisition Debt Facilities. Principal and interest repayment on the Benesse notes are deferred until all obligations under the Acquisition Debt Facilities are satisfied.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company was party at December 31, 1995 to five currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair value of these agreements at December 31, 1995, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately
$2.5 million.

The Company was formerly included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the
"Macmillan Group") and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to December 1989. Pursuant to certain agreements, Maxwell Communication placed and agreed to maintain cash and other assets, valued at $39.5 million, in escrow to secure Macmillan's obligation, including any such tax liability assessed against the Company. Management believes that such liability, if any, will not result in a material effect on the financial condition of the Company.

As of May 31, 1995, the Company entered into a Stock Purchase Agreement to purchase 627,000 of the Company's common shares (the "Berlitz Shares") from Maxwell Communication, not later than September 16, 1996, at a price of $9 per share. The Company's obligation to buy the Berlitz Shares is subject to the satisfaction of certain conditions. On March 25, 1996, the Company gave notice to Maxwell Communication of its intention to consummate the purchase of the Berlitz Shares on April 4, 1996.

In 1996, the Company received the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse. Principal and interest payments on such note are deferred until after all payment obligations on the Acquisition Debt Facilities are satisfied.

Effective January 1, 1996, the Company established a Supplemental Executive
Retirement Plan ("SERP") to provide retirement income, retiree medical and certain other benefits to certain designated executives and their beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

As of December 31, 1995, the Company did not have any material commitments for capital expenditures. During 1996, the Company anticipates capital expenditures to be generally consistent with historical requirements, except for an estimated $2.6 million related to the relocation of its corporate headquarters to a new facility in Princeton, New Jersey. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

INFLATION

Historically, inflation has not had a material effect on the Company's overall business. Management believes this is due to the fact that the Company's business is a service business which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's
Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 which became effective in December
1995. Such forward-looking statements are subject to risks, uncertainties and other factors which may cause actual results, levels of activity and achievements to differ materially from estimated results, levels of activity and achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others:
foreign currency exchange rates; demand for products and services; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations; and the results of tax audits.
As a result, no assurance can be given as to future results, levels of activity and achievements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and
Financial Statement Schedules are filed as part of this Annual Report on Form
10-K:

                                                               PAGE

REPORTS OF INDEPENDENT AUDITORS                                 28

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED       29
    FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Statements of Operations, years ended
     December 31, 1995 and 1994, period from February 1, 1993
     to December 31, 1993, and the period from January 1, 1993
     to January 31, 1993                                        30

    Consolidated Balance Sheets, December 31, 1995 and 1994     31

    Consolidated Statements of Shareholders' Equity, years ended
     December 31, 1995 and 1994, period from February 1, 1993
     to December 31, 1993, and the period from January 1, 1993
     to January 31, 1993                                        32

    Consolidated Statements of Cash Flows, years ended
     December 31, 1995 and 1994, period from February 1, 1993
     to December 31, 1993, and the period from January 1, 1993
     to January 31, 1993                                        33

    Notes to Consolidated Financial Statements                  34

FINANCIAL STATEMENT SCHEDULES:

     Schedule II.  Valuation and Qualifying Accounts            54

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.




                    REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz
International, Inc. and its subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994, the eleven-month period ended December 31, 1993 and the one-month period ended January 31, 1993.
Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1995, 1994 and 1993. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994, the eleven-month period ended December 31, 1993 and the one-month period ended January 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1995, 1994 and 1993, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, effective January 1, 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.




/S/  DELOITTE & TOUCHE LLP
New York, New York
February 26, 1996


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





/S/  HENRY D. JAMES
Henry D. James
Executive Vice President and Chief Financial Officer



                      BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share amounts)


                                                           POST-MERGER                       PRE-MERGER
                                             --------------------------------------------   -------------
                                                                           Period from       Period from
                                                                            February 1,      January 1,
                                               Year Ended     Year Ended      1993 to         1993 to
                                              December 31,   December 31,   December 31,    January 31,
                                                  1995           1994           1993           1993
                                              -------------  -------------  -------------   ------------
Sales of services and products                  $351,139        $300,234       $252,069       $19,608
                                                --------        --------       --------       -------
Costs and expenses:
  Cost of services and products sold             213,073         179,869        155,623        13,479
  Selling, general and administrative            105,039          91,703         76,781         6,719
  Amortization of publishing rights, excess
     of cost over net assets acquired, and
     other intangibles                            13,425          12,750         11,551           872
  Interest expense on long-term debt               8,658          10,559          8,965            89
  Merger-related restructuring costs                   -               -          4,808             -
  Other (income) expense, net                      1,274          (1,751)        (6,732)         (552)
                                                --------        --------       --------       -------
     Total costs and expenses                    341,469         293,130        250,996        20,607
                                                --------        --------       --------       -------
Income (loss) before income taxes and
  cumulative effect of change in accounting
  principle                                        9,670           7,104          1,073          (999)

Income tax expense                                 7,400           6,195          4,629           635
                                                --------        --------       --------       -------

Income (loss) before cumulative effect of
  change in accounting principle                   2,270             909         (3,556)       (1,634)

Cumulative effect of change in
  accounting principle                                 -               -              -         3,172
                                                --------        --------       --------       -------
Income (loss) available to common
  shareholders                                 $   2,270         $   909        $(3,556)       $1,538
                                                ========        ========       ========       =======

Earnings (loss) per common share:
 Income (loss) before cumulative
  effect of change in accounting principle     $    0.23         $  0.09        $ (0.35)      $ (0.09)
 Cumulative effect of change in
  accounting principle                                 -               -              -          0.17
                                                --------        --------       --------       -------
Earnings (loss) per common share               $    0.23         $  0.09        $ (0.35)      $  0.08
                                                ========        ========       ========       =======
Average number of common shares (000)             10,033          10,033         10,031        19,024
                                                ========        ========       ========       =======


See accompanying notes to the consolidated financial statements.

                       BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except per share amounts)




                                                       DECEMBER 31,
                                              -----------------------------
                                                 1995              1994
                                              ---------        ------------

ASSETS
Current assets:
Cash and temporary investments                 $25,402        $    26,165
Accounts receivable, less allowance
 for doubtful accounts
 of $1,468 and $1,912                           34,825             25,981
Unbilled receivables                             2,744              1,304
Inventories                                      9,343              8,973
Prepaid expenses and other current assets        6,856              4,907
                                                ------             ------
 Total current assets                           79,170             67,330
Property and equipment, net                     25,626             25,885
Publishing rights, net of accumulated
 amortization of $2,524 and $1,665              19,114             20,048
Excess of cost over net assets acquired
 and other intangibles, net
 of accumulated amortization of
 $35,114 and $22,675                           439,407            453,712
Other assets                                    13,613             15,030
                                                ------             ------
 Total assets                                 $576,930           $582,005
                                                ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt              $11,371        $     9,325
Accounts payable                                 7,481              6,999
Deferred revenues                               35,608             35,994
Payrolls and commissions                        10,846             10,785
Income taxes payable                             2,251              1,356
Accrued expenses and other current
 liabilities                                    11,523             10,219
                                                ------             ------
 Total current liabilities                      79,080             74,678

Long-term debt                                  67,081             78,420
Notes payable to affiliates                     31,534             30,424
Deferred taxes and other liabilities            21,290             24,871
Minority interest                                7,529              6,377
                                                ------             ------
 Total liabilities                             206,514            214,770
                                                ------             ------

Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares
  authorized; 10,033,013 and 10,032,935
  shares outstanding in 1995 and
  in 1994, respectively                          1,003              1,003
Additional paid - in capital                   368,658            368,658
Accumulated deficit                              (377)             (2,647)
Cumulative translation adjustment                1,132                221
                                                ------             ------
 Total shareholders' equity                    370,416            367,235
                                                ------             ------
 Total liabilities and shareholders' equity   $576,930           $582,005
                                              ========           ========

See accompanying notes to the consolidated financial statements.

                        BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollars in thousands)


                                         REDEEMABLE                  ADDITIONAL                      CUMULATIVE          TOTAL
                                         PREFERRED        COMMON      PAID-IN        ACCUMULATED     TRANSLATION      SHAREHOLDERS'
                                           STOCK          STOCK       CAPITAL          DEFICIT        ADJUSTMENT         EQUITY

Balance at January 1, 1993                $126,000        $1,908      $384,010        $(184,834)         $(663)        $326,421

Net income for the period from
  January 1, 1993 to January 31, 1993                                                     1,538                           1,538

Amortization of unearned compensation
  and other charges                                                        119                                              119
Translation adjustment                                                                                    (280)            (280)
                                           -------        ------      --------         --------            ---          -------
Balance at January 31, 1993                126,000         1,908       384,129         (183,296)          (943)         327,798


Merger-related transactions:
  Equity capital contribution and
    transaction-related fees                                           293,067                                          293,067
  Merger consideration paid to existing
    shareholders                                                      (374,515)                                        (374,515)
  Redemption of Preferred Stock           (126,000)                    126,000                                                -
  Elimination of unearned compensation                       598          (598)                                               -
  Elimination of predecessor company
   equity accounts                                        (1,503)     (182,736)        183,296             943                -
  Purchase price allocation adjustment                                 134,723                                          134,723
  Other Merger financing activity                                      (11,412)                                         (11,412)
                                           -------        ------      --------         --------            ---          -------
Opening balance at February 1, 1993              -         1,003       368,658               -               -          369,661


Net loss for the period from
  February 1, 1993 to December 31, 1993                                                 (3,556)                          (3,556)
Translation adjustment                                                                                   (1,152)         (1,152)
                                           -------        ------      --------         --------            ---          -------
Balance at December 31, 1993                     -          1,003      368,658          (3,556)          (1,152)        364,953

Net income                                                                                 909                              909
Translation adjustment                                                                                    1,373           1,373
                                           -------        ------      --------         --------            ---          -------
Balance at December 31, 1994                     -          1,003      368,658          (2,647)             221         367,235

Net income                                                                               2,270                            2,270
Translation adjustment                                                                                      911             911
                                           -------        ------      --------         --------            ---          -------
Balance at December 31, 1995                 $   -         $1,003     $368,658        $   (377)         $ 1,132        $370,416
                                           =======        ======      ========         ========            ===          =======

See accompanying notes to the consolidated financial statements.

                        BERLITZ INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                    POST-MERGER        PRE-MERGER
                                                           -------------------------------------------------------   --------------
                                                                                                     Period from      Period from
                                                             Year ended           Year ended     February 1, 1993   January 1, 1993
                                                             December 31,        December 31,      to December 31,   to January 31,
                                                                  1995               1994              1993              1993
                                                           --------------       --------------   -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $   2,270         $      909          $  (3,556)       $    1,538
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Cumulative effect of change in accounting principle                  -                  -                  -            (3,172)
   Gain on sale of interest in subsidiary                               -                  -             (4,924)                -
   Depreciation                                                     7,099              6,423              5,504               504
   Amortization of publishing rights, excess of cost over
      net assets acquired, and other intangibles                   13,425             12,750             11,551               872
   Amortization of unearned compensation                                -                  -                  -                20
   Minority interest in income (loss) of subsidiary                 1,106                738             (3,692)             (168)
   Equity in (gains) losses of joint ventures                         (13)                15              1,442                 -
   Deferred income taxes                                           (1,405)             1,737              1,108               265
   Provision for bad debts                                            349                442              1,084                32
   Foreign exchange (gains) losses, net                               (20)            (1,707)             1,278                38
   Merger-related valuation adjustments                                 -                  -                553                 -
   Maxwell related recoveries                                           -                  -                312                 -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                   (10,504)            (4,242)            (2,309)            2,069
     (Increase) decrease in inventories                              (154)             2,321             (1,853)               62
     (Increase) decrease in prepaid expenses and other
       assets                                                        (634)            (3,207)             5,816              (504)
     Increase (decrease) in deferred revenues                        (650)               419               (570)             (771)
     Increase (decrease) in accounts payable and
       other current liabilities                                    1,125             (4,002)            (6,975)            8,462
     Increase in due to affiliates                                  1,416                384                  -                 -
     Increase (decrease) in income taxes payable                    3,893               (868)              (675)              585
     Increase (decrease) in other liabilities                        (752)             8,913              3,650              (198)
                                                                   ------             ------             ------            -------
   Net cash provided by operating activities                       16,551             21,025              7,744             9,634
                                                                   ------             ------             ------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                               (8,035)            (5,892)            (7,689)             (560)
Acquisitions of businesses                                            (15)              (894)                 -                 -
Refunds from (investments in) joint ventures                          177             (1,259)            (2,838)              (37)
                                                                   ------             ------             ------            -------
   Net cash used in investing activities                           (7,873)            (8,045)           (10,527)             (597)
                                                                   ------             ------             ------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                -                  -            115,000                 -
Proceeds of notes payable to affiliates                                 -             30,145                  -                 -
Repayment of long-term debt                                        (9,325)           (24,935)           (28,700)                -
Net borrowings (repayments) under revolving
  credit agreement                                                      -             (3,000)             3,000                 -
Payment of Merger-related expenses                                      -                  -            (13,996)                -
Proceeds from equity capital contribution                               -                  -            293,067                 -
Payment of cash portion of Merger consideration
  to shareholders                                                       -                  -           (374,541)                -
Proceeds from sale of Notes                                             -                  -             30,833                 -
Distribution of Notes proceeds to shareholders                          -                  -            (29,701)                -
Payment of deferred financing costs                                  (107)              (232)            (6,623)                -
Other net financing activities                                          -                  -                  -                99
                                                                   ------             ------             ------            -------
   Net cash provided by (used in) financing activities             (9,432)             1,978            (11,661)               99
                                                                   ------             ------             ------            -------

Effect of exchange rate changes
   on cash and temporary investments                                   (9)              (531)            (1,931)             (204)
                                                                   ------             ------             ------            -------
Net increase (decrease) in cash and
   temporary investments                                             (763)            14,427            (16,375)            8,932

Cash and temporary investments at beginning of period              26,165             11,738             28,113            19,181
                                                                   ------             ------             ------            -------

Cash and temporary investments at end of period                   $25,402            $26,165            $11,738           $28,113
                                                                   ======             ======             ======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                                   $   7,736          $   8,988          $   8,329          $    109
                                                                   ======             ======             ======            =======
     Income taxes                                               $   6,556          $   6,070          $   4,576          $    192
                                                                   ======             ======             ======            =======
   Cash refunds of income taxes                                 $   1,371          $   5,584          $   5,136          $      -
                                                                   ======             ======             ======            =======
   Noncash investing activities:
     Accounts payable for capital expenditures in Japan         $     456          $       -          $       -          $      -
                                                                   ======             ======             ======            =======

See accompanying notes to the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) Nature of Operations - Berlitz International, Inc. (the "Company") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through three business segments:
          Language Instruction, Translation Services and Publishing. Over 75% of its 1995 revenues are denominated in currencies other than the U.S. dollar.

     b) Principles of Consolidation - The Consolidated Financial Statements include those of the Company and its subsidiaries. The effects of all significant intercompany transactions have been eliminated.

     c) Foreign Currency Translation - Generally, balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the cumulative translation adjustment, a separate component of shareholders' equity, with the exception of hyperinflationary countries. Income statement amounts have been translated using the average exchange rates in effect for each period. Revaluation gains and losses on certain intercompany accounts in all countries and translation gains and losses in hyperinflationary countries have been included in "Other (income) expense, net". Revaluation gains and losses on intercompany balances for which settlement is not anticipated in the foreseeable future are included in the cumulative translation adjustment.

     d) Translation Services contracts and unbilled receivables - Translation Services contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progress. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable. Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. Unbilled amounts will be invoiced in subsequent periods upon reaching certain milestones.

     e) Inventories - Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market.

     f) Deferred Financing Costs - Direct costs relating to the indebtedness incurred in connection with the Merger (hereinafter defined) and the Benesse (hereinafter defined) borrowings (see Notes 8 and 11) have been capitalized and are being amortized by the interest method over the terms of the related debt.

     g) Property and Equipment - Property and equipment is stated at cost and depreciated over estimated useful lives, using principally accelerated methods.

     h) Publishing Rights - Publishing rights are being amortized on a straight-line basis over 25 years.

     i) Excess of Cost Over Net Assets Acquired and Other Intangibles - Excess of cost over net assets acquired is being amortized on a straight-line basis over 40 years, while other intangibles are being amortized primarily on a straight-line basis over 40 years. Their carrying values are evaluated periodically to determine if there has been a loss in value, by reviewing current and estimated future revenues and cash flows, and the interrelated impact on the values of the Company's trademark and franchise rights. The excess of cost over net assets acquired and other intangibles will be written off if and when it has been determined that an impairment in value has occurred.

     j) Deferred Revenues - Deferred revenues primarily arise from the prepayment of fees for classroom instruction and are recognized as income as lessons are given. The Company recognizes in income deferred revenues for lessons paid for and not expected to be taken based upon historical experience by country.

     k) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the differences are expected to reverse.

     l) Cash and Temporary Investments - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be temporary investments.

     m) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other (income) expense, net" in the Consolidated Statements of Operations. The Company's investment in these joint ventures included credit balances of $896, classified as other current liabilities on the Consolidated Balance Sheet at December 31, 1994, representing the Company's obligation in excess of amounts invested with respect to these joint ventures.

     n) Financial Instruments - The Company has adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet.

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

     o) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     p) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1995 presentation.


2.   MERGER TRANSACTION

     MERGER AGREEMENT

     On December 9, 1992, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") agreed to acquire, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 67% of the new common stock, par value $.10 per share ("New Common") of the Company. The Merger was consummated on February 8, 1993. The Company's shareholders received, for each of their outstanding shares of common stock held prior to the Merger: (i) $19.50 in cash, (ii) 0.165 share of New Common and (iii) $1.48, representing the net proceeds per share received from the sale of a certain promissory note from Maxwell Communication Corporation plc ("Maxwell Communication") and certain 10-year promissory notes due from affiliates (collectively the "Notes"). In addition, the Company's shareholders received $.01 per share in redemption of Rights in accordance with a Safeguard Rights Agreement between the Company and U.S. Trust Company of New York. Subsequent to the Merger, public shareholders of the Company hold the remaining approximately 33% of New Common.

     ACCOUNTING TREATMENT

     The Merger was accounted for by the purchase method of accounting, which resulted in a step-up in value of the Company's assets based upon the purchase price paid for the outstanding common stock. A summary of the purchase price allocation follows:

         Benesse purchase price (including a portion of
               long-term debt; See Note 8)                          $370,117
         Net assets acquired:
           Historical (based on 67% of $327,798)         219,625
           Allocation to net assets                       15,769
              Total net assets acquired                  -------     235,394
                                                                    --------
         Excess of cost over net assets acquired                    $134,723
                                                                    ========

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

     Primary and fully diluted earnings (loss) per share of common stock are the same since common stock equivalents are either anti-dilutive or immaterial in both calculations. The Company had no such common stock equivalents outstanding as of December 31, 1995.

4.   SALE OF INTEREST IN SUBSIDIARY

     In November 1990, the Company completed the sale of 20% of the equity of its Japanese subsidiary, The Berlitz Schools of Languages (Japan), Inc., to Benesse for $27,132 and deferred the pre-tax gain of $15,021 because, under the terms of the agreement, Benesse had an option to sell the shares back to the Company for the original yen-denominated purchase price plus 7% interest. The option was terminated in February 1993 in connection with the Merger. In 1993, 33% of the deferred gain was recorded in the Consolidated Statement of Operations and, in accordance with the purchase method of accounting, 67% of the deferred gain was allocated to the excess of cost over net assets acquired.

     Benesse's equity in the income of the Japanese subsidiary is reflected in the Company's Consolidated Statements of Operations within "Other (income) expense, net".

5.   PROPERTY AND EQUIPMENT, NET

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1995           1994
                                                       --------       ---------
     Building and leasehold improvements               $17,749         $16,705
     Furniture, fixtures and equipment                  19,766          16,541
     Land                                                1,403           1,350
                                                       -------         --------
                                                        38,918          34,596

     Less: accumulated depreciation
             and amortization                           13,292           8,711
                                                       -------         -------
          Total                                        $25,626         $25,885
                                                       =======         =======

6.   OTHER (INCOME) EXPENSE, NET



                                                                                  POST-MERGER    PRE-MERGER
                                                  -------------------------------------------    ---------------
                                                                                  Period from    Period from
                                                   Year Ended     Year Ended   February 1, 1993  January 1, 1993
                                                   December 31,   December 31,  to December 31,  to January 31,
                                                        1995           1994          1993           1993
                                                  -------------   ------------  ---------------  ----------------
   Gain on sale of interest in subsidiary             $     -       $      -       $  (4,924)       $     -
   Interest income on temporary investments            (1,278)        (1,692)         (2,187)          (143)
   Foreign exchange (gains) losses, net                   (20)        (1,707)          1,278             38
   Equity in (gains) losses of joint ventures             (13)            15           1,442              -
   Joint venture-related income                        (1,299)             -               -              -
   Interest (income from) expense to affiliates         1,437            384               -            (99)
   Minority interest in earnings (losses) of
     subsidiary                                         1,106            738          (3,692)          (168)
   Losses(gains) on disposal of fixed assets              622            136              91           (149)
   Publishing rights valuation adjustment                                  -             553              -
   Other, net                                             719            375             707            (31)
                                                       ------     ----------       ---------     ----------
       Total other (income) expense, net               $1,274     $   (1,751)      $  (6,732)    $     (552)
                                                       ======     ==========       =========     ==========


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

     The components of the deferred tax liability at December 31, 1995 and 1994 were as follows:

                                              1995     1994

          Deferred tax assets:
             Inventory                      $ 896    $   212
             Joint ventures                     -        103
             Deferred revenue               1,107        871
             Unrealized hedging losses      1,272      1,129
             Accrued expenses               3,689      3,848
             Net operating losses          18,828     23,681
                                           ------     ------
               Total deferred tax assets   25,792     29,844
                                           ------     ------

          Deferred tax liabilities:
             Joint ventures                  (408)       -
             Property and equipment
              depreciation                   (226)      (101)
             Unrealized hedging gains        (410)      (354)
             Publishing rights
              amortization                 (8,052)    (7,979)
             Other intangibles
              amortization                      -     (3,313)
                                           ------     ------
                Total deferred tax
                 liabilities               (9,096)   (11,747)
                                           ------     ------

          Net deferred tax assets          16,696     18,097
            Valuation allowance           (18,874)   (22,585)
                                           ------     ------
          Net deferred tax liability      $(2,178)   $(4,488)
                                           ======     ======

     As a result of the Merger, $5,050 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses becomes more likely than not.

     The Company's effective tax rate for 1995 was 76.5%, compared to 87.2% in 1994, and compared to 63.6% and 431.4% for the 1993 Pre-Merger and Post-Merger periods, respectively. As a result of adopting SFAS 109, $2,654 of deferred tax benefits from operating loss carryforwards were recognized at January 1, 1993 as part of the cumulative effect of adopting such Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of tax expense from continuing operations in 1993. Accordingly, the adoption of SFAS 109 at the beginning of 1993 had the effect of increasing the effective tax rate applied to continuing operations for the Pre-Merger and the Post-Merger periods by 17.2% and 231.4% respectively.

     The provision (benefit) for income taxes is as follows:


                                                  U.S.                     U.S. STATE
                                                 FEDERAL       FOREIGN*     AND LOCAL          TOTAL
Year ended December 31, 1995:
   Current                                    $     272     $    8,062     $     471     $    8,805
   Deferred                                      (1,180)           116          (341)        (1,405)
                                              ---------     ----------     ---------     ----------
   Total                                      $    (908)    $    8,178     $     130     $    7,400
                                              =========     ==========     =========     ==========

Year ended December 31, 1994:
   Current                                    $     202     $    3,887     $     369     $    4,458
   Deferred                                       1,286            166           285          1,737
                                              ---------     ----------     ---------     ----------
   Total                                      $   1,488     $    4,053     $     654     $    6,195
                                              =========     ==========     =========     ==========

Period from February 1, 1993 to
  December 31, 1993
   Current                                    $    (505)    $    3,791     $     235     $    3,521
   Deferred                                       1,534           (264)         (162)         1,108
                                              ---------     ----------     ---------     ----------
   Total                                      $   1,029     $    3,527     $      73     $    4,629
                                              =========     ==========     =========     ==========

Period from January 1, 1993 to
  January 31, 1993
   Current                                    $     (37)    $      369     $      38     $      370
   Deferred                                         319            (39)          (15)           265
                                              ---------     ----------     ---------     ----------
   Total                                      $     282     $      330     $      23     $      635
                                              =========     ==========     =========     ==========



* Pre-tax income from foreign operations of the Company was $20,232, $13,541, and $6,864 for the twelve months ended December 31, 1995, 1994 and 1993, respectively.

     The provision (benefit) for deferred taxes is summarized as follows:


                                                                          POST-MERGER        PRE-MERGER
                                              --------------------------------------------   ---------------
                                                                          Period from          Period from
                                              Year Ended    Year Ended   February 1, 1993    January 1, 1993
                                              December 31,  December 31,  to December 31,    to January 31,
                                                  1995          1994           1993            1993
                                              ------------   ------------ ----------------   ---------------
Deferred gain on sale of 20% of Japanese
  subsidiary                                     $   -         $   -          $  (1,384)       $     -
Accrued liabilities                                (76)        2,430             (1,497)          (267)
Foreign exchange                                   410             -               (353)           (21)
Benefit of net operating loss                     (228)       (2,646)             4,492            408
Amortization of intangibles                     (1,536)        2,027               (164)           143
Other, net                                          25           (74)                14              2
                                              ---------     ----------         ---------     ----------
   Total                                     $  (1,405)       $1,737          $   1,108        $   265
                                              =========     ==========         =========     ==========


     The difference between the effective income tax and the U.S. statutory Federal tax rate is explained as follows:


                                                                          POST-MERGER        PRE-MERGER
                                              --------------------------------------------   ---------------
                                                                          Period from          Period from
                                              Year Ended    Year Ended   February 1, 1993    January 1, 1993
                                              December 31,  December 31,  to December 31,    to January 31,
                                                  1995          1994           1993               1993
                                              ------------   ------------ ----------------   ---------------
U.S. statutory Federal tax rate                  35.0%          35.0%           35.0%         (35.0)%
Foreign income taxes, net of Federal
  income tax benefits                             3.3          (28.0)          (73.9)          (8.2)
U.S. state and local income taxes,
  net of Federal income taxes                     3.0            6.0             4.4            1.5
Net domestic and foreign losses                   3.9           14.1           107.6           58.5
20% sale of Japanese subsidiary                     -              -           (97.1)             -
Amortization and writeoff of intangibles         30.5           58.6           372.7           30.3
Other, net                                        0.8            1.5            82.7           16.5
                                              ---------     ----------     ---------     ----------
      Total                                      76.5%          87.2%          431.4%          63.6%
                                              =========     ==========     =========     ==========



     For tax return purposes, at December 31, 1995 the Company has a U.S. Federal net operating loss carryforward of approximately $18,133. Such loss may be carried forward through the year 2006. In addition to the Federal net operating loss carryforward, the Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

     At December 31, 1995, accumulated earnings of foreign subsidiaries of approximately $48,510 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of approximately $2,581 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

8.   LONG-TERM DEBT

     Long-Term Debt consists of the following:
                                               DECEMBER 31,
                                         ---------------------
                                            1995        1994
                                         ----------  ---------
          Term Loan                      $21,550     $30,775
          Senior Notes                    56,000      56,000
          Other                              902         970
                                         ----------  ---------
             Total debt                   78,452      87,745
          Less current maturities         11,371       9,325
                                         ----------  ---------
             Long-term debt             $ 67,081    $ 78,420
                                          =========  =========

     Annual maturities of long-term debt outstanding as of December 31, 1995 are as follows: 1996, $11,371; 1997, $10,875; 1998, $206; 1999, $14,000;
     2000, $14,000; thereafter, $28,000.

     In connection with the Merger, the Company has outstanding indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes") (collectively the "Acquisition Debt Facilities"). The Bank Term Facility consists of a senior term loan facility ("Term Loan"), originally in an amount equal to $59,000, and originally included a $10,000 senior revolving loan facility (the "Bank Revolving Facility"). The Company also issued an aggregate principal amount of Senior Notes of $56,000. The borrowings by the Company under the Acquisition Debt Facilities are collateralized by: (i) certain shares of the Company's common stock indirectly owned by Benesse,
     (ii) the capital stock of the Company's direct and indirect U.S. subsidiaries and a portion of capital stock of certain foreign subsidiaries, (iii) substantially all other tangible and intangible U.S. assets of the Company and its direct and indirect U.S. subsidiaries, other than leases of school premises, and (iv) subject to certain limitations, trademark rights of the Company and its direct and indirect U.S. subsidiaries in certain non-U.S. jurisdictions. The Term Loan amortizes quarterly until final maturity on September 30, 1997. The Senior Notes amortize in equal annual installments on December 31 in each of the years 1999 through 2002. The Term Loan and Senior Notes are also subject to mandatory prepayment to the extent that the Company receives net proceeds from asset sales or cash flow in excess of certain specified amounts. No such mandatory prepayments have occurred.

     Borrowings under the Bank Term Facility bear interest at variable rates based on, at the option of the Company, (i) Chemical Bank's alternate base rate plus a spread of 1.0%-1.5% or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a spread of 2.0%-2.5%. The spread applicable to the borrowings under the Bank Term Facility will depend on a specified
     debt-to-cash flow ratio of the Company.   The average interest rate on the
     Term Loan during 1995 was approximately 8.2%. The Senior Notes bear interest at 9.79%.

     The Acquisition Debt Facilities contain certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company,
     (ii) limitations on the payment of dividends by the Company on its capital stock and (iii) a requirement that the Company maintain foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies. The Acquisition Debt Facilities also contain financial covenants requiring the Company to maintain certain levels of earnings, liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1995, the Company was in compliance with all Acquisition Debt Facilities covenants.

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

9.   COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company's operations are primarily conducted from leased facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.

     Rent expense, principally for language centers, amounted to $25,443, $24,816, $21,225 and $1,849, for the years ended December 31, 1995 and 1994, the period February 1, 1993 to December 31, 1993, and the period January 1, 1993 to January 31, 1993, respectively. Certain leases are subject to escalation clauses and/or renewal options.

     The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1995 are as follows: 1996 - $8,336; 1997 - $6,936; 1998 - $5,936; 1999 - $4,749; 2000
     - $3,700, and an aggregate of $18,525 thereafter.

     LEGAL PROCEEDINGS

     The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

     MACMILLAN GROUP CONSOLIDATED TAX RETURNS

     The Company was formerly included in the consolidated Federal tax returns of the affiliated group of which Macmillan, Inc. ("Macmillan") was the parent (the "Macmillan Group") and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to December 1989. Pursuant to certain agreements, Maxwell Communication, the parent company of Macmillan, placed and agreed to maintain cash and other assets valued at $39,500 (including, at December 31, 1995, 627,000 shares of the Company's common stock) in escrow to secure Macmillan's obligation. Management believes that such liability, if any, will not result in a material effect on the financial condition of the Company.

10.  FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a)  Currency coupon swap agreements

     Pursuant to a covenant under the Acquisition Debt Facilities, the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to periodically exchange foreign currency denominated interest payments for U.S. dollar-denominated interest receipts. Credit loss from counterparty nonperformance is not anticipated.

     The periodic interest exchanges for agreements existing during 1995 were based upon annual interest rates applied to notional amounts as follows:


            INTEREST PAYMENTS TO FINANCIAL INSTITUTION       INTEREST RECEIPTS FROM FINANCIAL INSTITUTION
            NOTIONAL AMOUNT (000'S)       INTEREST RATE      NOTIONAL AMOUNT (000'S)      INTEREST RATE
            -----------------------       -------------      -----------------------    ----------------
FIXED RATE
AGREEMENTS:

            Japanese Yen  2,335,500         9.71%                 $ 22,500                  9.79%
            Swiss Franc      11,475         9.89%                 $  7,500                  9.79%
            British Pound     5,133        10.43%                 $  7,550                  9.79%
            Canadian Dollar   5,596        10.43%                 $  4,300                  9.79%


FLOATING RATE
AGREEMENTS:


            German Mark      60,165        DEM-LIBOR-BBA          $ 35,000                 USD-LIBOR-BBA
                                               +2.8%                                        +2.5%
            Japanese Yen  1,660,480        JPY-LIBOR-BBA          $ 16,000                 USD-LIBOR-BBA
                                               +3.535%                                      +2.5%


     The Company marks coupon swaps to market. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

     In July 1995, the Company settled in full the Japanese yen floating rate currency coupon swap agreement listed above. Net cash proceeds on settlement were $695.

     During the second half of 1995, the German mark coupon swap agreement became ineffective as a hedge of the Company's net investment in its German subsidiaries, and consequently the Company recognized a foreign exchange gain of $1,151 in its Consolidated Statement of Operations within "Other (income) expense, net". On January 23, 1996, the Company exchanged this swap for a fixed interest rate coupon-only currency swap of equal fair value. The Company will recognize a gain of approximately $400 during the first quarter of 1996, representing the change in fair value of the original swap from December 31, 1995 to the date of the exchange.

     b) Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and trade accounts receivable.

     The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with two major U.S. banks. During 1995 and 1994, balances in
     these accounts averaged 27% and 26% of worldwide cash.   As part of its
     cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

     Credit risk with respect to Language Instruction and Translation Services trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 8% and 10% of the Company's total accounts receivable balance before allowances at December 31, 1995 and 1994, respectively.

     c) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 were as follows:

                                             1995                   1994
                                      -------------------  --------------------
                                      CARRYING ESTIMATED   CARRYING   ESTIMATED
                                       AMOUNT  FAIR VALUE   AMOUNT   FAIR VALUE
                                      -------  ----------   ------   ----------
Assets:
 Cash and temporary investments       $25,402    $25,402   $ 26,165    $26,165
 Currency coupon swap agreements            -          -      1,011      1,011

Liabilities:
 Long-term debt, including
   current maturities                  78,452     84,419     87,745     88,661
 Notes payable to affiliates           31,534     25,292     30,424     19,538
 Currency coupon swap agreements        2,464      2,464      3,226      3,226


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

11.  RELATED PARTY TRANSACTIONS

     In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note")
     bearing interest at a rate of 6.93% per annum.   The Company's Japanese
     subsidiary, The Berlitz Schools of Languages (Japan), Inc. ("Berlitz-Japan"), also borrowed <yen>1.0 billion (approximately $10,145) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes (collectively the "Benesse Notes") were used to settle certain obligations under the Acquisition Debt Facilities.

     The Benesse Notes mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments on the U.S. Note are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal.

     The Benesse Notes are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the financial hedging instruments. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Acquisition Debt Facilities. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Acquisition Debt Facilities are satisfied.

     The Benesse Notes contain certain covenants, including prohibitions on the incurrence of other debt, liens, loans, mergers or consolidations and amendments to the Acquisition Debt Facilities without consent.

     Berlitz-Japan had a contract (the "Development Agreement") with Benesse, originally executed in 1992 and amended in 1993, for the development of English conversation video programs for elementary and junior high school students in Japan. The programs consisted of printed study materials, video cassettes and audio cassettes, which were used as the basis of a correspondence course. Under this contract, Benesse was to reimburse Berlitz-Japan for project-related production costs incurred, including employee salaries and outside production fees, and pay to Berlitz-Japan a one-time development fee and a coordination fee of 10% of project-related employee salaries. Development activities under the Development Agreement were completed during 1994.

     Pursuant to the Development Agreement, the Company received reimbursement for production costs of approximately $2,300 and $1,800 during 1994 and 1993, respectively. In addition, the Company received the coordination fee and other project-related reimbursements of approximately $250 in 1994, and the development fee of approximately
     $420 in 1993.

     The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premium on the D&O policy is allocated 60% to Benesse and 40% to the Company. Commencing in May 1995, the Company maintains a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). Consequently, the premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

     The Company and Benesse participated in certain other joint business arrangements in the ordinary course of business, none of which had a material effect on the financial statements.

     Management believes that the Company has entered into all such agreements on terms no less favorable than it would have received in arms-length transactions with independent third parties. Each of the transactions with Benesse entered into after the Merger was approved by the Disinterested Directors Committee.

12.  STOCK OPTION AND INCENTIVE PLANS

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

     A summary of the activity related to stock options under the Company's Plan follows:


                               SHARES                   PRICE
PER SHARE

Options outstanding at
   January 1, 1993            1,000,500           $ 14.50 -$18.625
Exercised                        (6,000)          $    16.50
Cancelled                       (10,000)          $    16.50 -$18.00
Merger-related liquidation     (984,500)          $ 14.50 -$18.625
                              ----------
Options outstanding at
   December 31, 1993                 -               -
                              ==========

      There were no stock option grants, exercises or cancellations during 1995 or 1994, and no options are outstanding at December 31, 1995.

     At January 1, 1993, 68,500 restricted shares to key employees were outstanding under the Plan. The resale restrictions on these shares, granted prior to 1993, lapsed in equal installments over five years commencing from date of grant. Deferred compensation, equivalent to the market value of the common stock at the date of grant times the number of shares granted, was charged to Shareholders' Equity as unearned compensation in the year of grant and was being amortized over the service period. During 1993, prior to the Merger, 2,000 shares were sold.

     All outstanding options and restricted shares as of February 8, 1993 were liquidated in connection with the Merger. There were no grants of restricted stock subsequent to the Merger and there are no restricted shares outstanding at December 31, 1995.

     At December 31, 1995, there were no shares outstanding pursuant to any other stock-based awards under the Plan.

     During 1991, the Company established the Non-Employee Directors Stock Plan ("Directors' Stock Plan") to provide non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. The Directors' Stock Plan, in which participation was elective for non-employee Directors, limited the benefits paid in the form of stock to 50% of the annual retainer. All deferred amounts outstanding under the Director's Stock Plan as of February 8, 1993 were settled in connection with the Merger. There were no deferrals subsequent to the Merger and there are no deferred amounts outstanding at December 31, 1995.

     On December 2, 1993, the Board of Directors of the Company approved the Long-Term Executive Incentive Compensation Plan and the Short-Term Executive Incentive Compensation Plan (the "Long-Term Plan" and "Short-Term Plan", respectively). The Long-Term Plan, having an effective date of January 1, 1994, provides for potential cash awards in 1999 to key executive employees if certain financial goals and stock price results are achieved for the five year period ending December 31, 1998. The Short-Term Plan, commencing with the 1993 calendar year, provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. The Company is not required to establish any fund or to segregate any assets for payments under the Long-Term Plan or the Short-Term Plan. Approximately $1,328 was paid for 1995 pursuant to the Short-Term Plan.

     The Company has severance agreements with three key employees which generally provide for termination payments of between one and two times annual base salary, plus a portion of the Company's bonus plan awards.
     The agreements also provide for the continuation of certain benefits. One of these agreements is in effect for 36 months following a change in control. The maximum contingent liability under such agreements is approximately $1,800.

     The Company also had a consulting agreement with its former Chief Operating Officer which provided, subject to certain conditions, for payments totalling $220 over the two-year period ended August 31, 1995.

13.  THRIFT AND RETIREMENT PLANS

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

     In addition, certain foreign operations have other defined contribution benefit plans. Total expense with respect to all benefit plans was $1,704, $1,445, $1,417, and $121, for the years ended December 31, 1995 and 1994, the period from February 1, 1993 to December 31, 1993, and the period from January 1, 1993 to January 31, 1993, respectively.

     Through December 31, 1995, the Company did not provide health care or insurance coverage or other post-retirement benefits other than pensions to retirees; therefore adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" has no effect on the Company's consolidated financial statements.

14.  SUBSEQUENT EVENTS

     a) Stock Purchase Transaction

     As of May 31, 1995, the Company entered into a Stock Purchase Agreement to buy 627,000 shares of the Company's common stock (the "Berlitz Shares") from Maxwell Communication not later than September 16, 1996, at a price of $9 per share. The Company's obligation to buy these shares is subject to the satisfaction of certain conditions. On March 25, 1996, the Company gave notice to Maxwell Communication of its intention to consummate the purchase of the Berlitz Shares on April 4, 1996. The Berlitz Shares will be placed into treasury and reserved for future use.

     b) Related Party Transaction

     In March 1996, the Company received the proceeds of a $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse (the "FHAI Note"). The FHAI Note bears interest at a rate of the six month LIBOR plus 1% per annum, adjusted semi-annually, and matures on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments on the FHAI Note are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal. The FHAI
     Note is subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the financial hedging instruments, and it contains certain covenants, including prohibitions on the incurrence of other debt, liens, loans, merger or consolidations and amendments to the Acquisition Debt Facilities without consent. The FHAI Note ranks PARI PASSU with the Benesse Notes.

     c) Supplemental Executive Retirement Plan

     Effective January 1, 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide retirement income/disability benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The retirement income/disability benefits will be based on up to 30% of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment) and will be paid to the participant for life, with 50% of such benefit paid to a designated beneficiary for life upon the participant's death. The Company will also provide each participant and their beneficiary with medical coverage for both of their lives.

15.  BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Intersegment and intergeographical sales are not significant.

     For 1995 and 1993, general corporate identifiable assets are principally property and equipment. General corporate identifiable assets for 1994 include $1,011 of currency coupon swap agreements, with the balance
     principally consisting of property and equipment.    Depreciation and
     amortization relates to property and equipment, excess of cost over net assets acquired, other intangibles and publishing rights.

                                                                    POST-MERGER         PRE-MERGER
                                    -----------------------------------------------   ---------------
                                                                    Period from        Period from
                                       Year Ended    Year Ended   February 1, 1993    January 1, 1993
                                     December 31,   December 31,  to December 31,to     January 31,
BUSINESS SEGMENTS                         1995           1994           1993               1993
- -------------------------------     -------------   ------------  ------------------   --------------

Sales of services and products:
  Language Instruction                 $ 270,524     $  244,502     $  207,692          $  15,875
  Translation Services                    64,036         39,997         32,720              2,971
  Publishing                              16,579         15,735         11,657                762
                                       ---------     ----------     ----------          ---------
    Total                              $ 351,139     $  300,234     $  252,069          $  19,608
                                       =========     ==========     ==========          =========

Operating profit (loss):
  Language Instruction                 $  24,286     $   20,434     $   11,471          $    (893)
  Translation Services                     3,836          1,731            726                219
  Publishing                               1,235            524           (255)              (240)
                                       ---------     ----------     ----------          ---------
    Total operating segments              29,357         22,689         11,942               (914)
  General corporate expenses              (9,755)        (6,777)        (8,636)              (548)
                                       ---------     ----------     ----------          ---------
    Total                              $  19,602     $   15,912     $    3,306          $  (1,462)
                                       =========     ==========     ==========          =========

Capital expenditures:
  Language Instruction                 $   5,188     $    3,508     $    4,600          $     481
  Translation Services                     1,659            648            709                 26
  Publishing                                 853          1,349          1,700                 48
                                       ---------     ----------     ----------          ---------
    Total operating segments               7,700          5,505          7,009                555
  General corporate                          335            387            680                  5
                                       ---------     ----------     ----------          ---------
    Total                              $   8,035     $    5,892     $    7,689          $     560
                                       =========     ==========     ==========          =========


Depreciation and amortization:
  Language Instruction                 $  15,933     $   15,339     $   13,684          $   1,127
  Translation Services                     2,826          2,180          1,901                 80
  Publishing                               1,551          1,371          1,161                146
                                       ---------     ----------     ----------          ---------
    Total operating segments              20,310         18,890         16,746              1,353
  General corporate                          214            283            309                 23
                                       ---------     ----------     ----------          ---------
    Total                              $  20,524     $   19,173     $   17,055          $   1,376
                                       =========     ==========     ==========          =========


                                                DECEMBER 31,
                                ----------------------------------------
                                     1995          1994          1993
                                ------------   -----------   -----------
Identifiable assets:
  Language Instruction           $ 477,300     $ 490,462     $ 485,333
  Translation Services              76,368        65,925        59,654
  Publishing                        22,717        24,037        24,693
                                 ---------     -----------   -----------
    Total operating segments       576,385       580,424       569,680
  General corporate                    545         1,581           792
                                 ---------     ---------     ----------
    Total                        $ 576,930     $ 582,005     $ 570,472
                                 =========     =========     ==========


                                                                    POST-MERGER         PRE-MERGER
                                    -----------------------------------------------   ---------------
                                                                    Period from        Period from
                                       Year Ended    Year Ended   February 1, 1993    January 1, 1993
                                     December 31,   December 31,  to December 31,to     January 31,
GEOGRAPHIC AREAS                          1995           1994           1993               1993
- -------------------------------     -------------   ------------  ------------------   --------------

Sales of services and products:
  North America                        $  92,821     $   79,984     $   71,001          $   5,436
  Europe                                 139,198        111,791         95,125              8,411
  Asia                                    81,652         74,915         58,853              4,167
  Latin America                           37,468         33,544         27,090              1,594
                                       ---------     ----------     ----------          ---------
    Total                              $ 351,139     $  300,234     $  252,069          $  19,608
                                       =========     ==========     ==========          =========

Operating profit (loss):
  North America                        $  13,526     $   11,349     $   10,389          $     243
  Europe                                   7,651          2,950            (87)              (357)
  Asia                                     4,507          4,627         (1,864)              (814)
  Latin America                            6,976          6,170          4,371                 93
  Business segment corporate
     expenses                             (3,303)        (2,407)          (867)               (79)
                                       ---------     ----------     ----------          ---------
    Total operating segments              29,357         22,689         11,942               (914)
  General corporate expenses              (9,755)        (6,777)        (8,636)              (548)
                                       ---------     ----------     ----------          ---------
    Total                              $  19,602     $   15,912     $    3,306          $  (1,462)
                                       =========     ==========     ==========          =========



Amortization of publishing rights, excess of cost over net assets acquired and other intangibles, included in operating profit (loss) in the years ended December 31, 1995 and 1994, the period from February 1, 1993 to December 31, 1993, and the period from January 1, 1993 to January 31, 1993 amounted to $9,333, $9,216, $8,449 and $204 for North America; $1,895, $1,405, $1,191 and
$291 for Europe; $1,762, $1,575, $1,336 and $308 for Asia and $435, $554, $575
and $69 for Latin America.

Profit (expense), resulting from an intersegment allocation to compensate North America for use of its intangibles, and included in operating profit (loss) in the years ended December 31, 1995 and 1994 and the period from February 1, 1993 to December 31, 1993, amounted to $6,072, $6,072 and $5,564 for North America; $(2,913), $(2,913) and $(2,669) for Europe; $(2,189), $(2,189) and $(2,006) for
Asia and $(970), $(970) and $(889) for Latin America.

Merger-related restructuring costs, included in operating profit (loss) in the Post-Merger period from February 1, 1993 to December 31, 1993, amounted to $122 for North America; $1,090 for Europe; $2,826 for Asia; $50 for Latin America, and $720 for General corporate expenses. No Merger-related restructuring costs were incurred in 1995, 1994 or in the Pre-Merger period.


                                             DECEMBER 31,
                                 --------------------------------------
                                    1995          1994          1993
                                 ----------   -----------    ----------

Identifiable assets:
  North America                  $ 378,243     $ 382,203     $ 383,444
  Europe                            95,680        89,375        80,120
  Asia                              78,073        83,353        75,984
  Latin America                     24,934        27,074        30,924
                                 ---------     ---------     ---------
    Total                        $ 576,930     $ 582,005     $ 570,472
                                 =========     =========     =========

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                   THREE MONTHS ENDED
                                   ------------------------------------------
                                   MARCH 31    JUNE 30    SEPT 30     DEC 31     YEAR
                                  ---------  ---------  ---------- ---------- --------
S>
1995:
Sales of services and products    $ 80,406   $ 89,674   $ 91,410   $ 89,649   $351,139
Operating profit                     2,623      4,632      6,400      5,947     19,602
Income before income taxes           1,826      1,276      3,067      3,501      9,670
Income (loss) available to
  common shareholders                 (587)        78      1,118      1,661      2,270
Earnings (loss) per common share  $  (0.06)  $   0.01   $   0.11   $   0.17   $   0.23
                                  ========   ========   ========   ========   ========


                                                   THREE MONTHS ENDED
                                    ------------------------------------------
                                     MARCH 31    JUNE 30   SEPT 30      DEC 31     YEAR
                                    ---------- ---------  ---------  ---------  --------
1994:
Sales of services and products      $ 69,021   $ 74,414   $ 77,694   $ 79,105   $300,234
Operating profit                       1,996      4,759      5,134      4,023     15,912
Income (loss) before income taxes       (255)     2,793      2,953      1,613      7,104
Income (loss) available to
  common shareholders                 (1,779)      (360)       719      2,329        909
Earnings (loss) per common share    $  (0.18)  $  (0.03)  $   0.07   $   0.23   $   0.09
                                    ========    ========   ========   ========   ========


                           BERLITZ INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)



                                SCHEDULE II

                                     BALANCE AT   CHARGED TO                            BALANCE
                                     BEGINNING      COST AND                          AT END OF
                                     OF YEAR        EXPENSES   DEDUCTIONS(1) OTHER(2)   OF YEAR
                                     ----------   ----------   ------------- -------- ---------
Allowances for doubtful accounts:

Year Ended December 31, 1995          $   1,912  $     349     $   (814)     $     21  $   1,468
                                      =========  =========     =========     ========  =========

Year Ended December 31, 1994          $   2,566  $     442     $ (1,176)     $     80  $   1,912
                                      =========  =========     =========     ========  =========

Year Ended December 31, 1993 (3)      $   2,910  $   1,116     $ (1,367)     $    (93) $   2,566
                                      =========  =========     =========     ========  =========


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

                               PART III




ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 401 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Part I of this Form 10-K. The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy for its 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation and Related Information" in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 1996 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.  Index to Financial Statements and Financial Statement Schedules

       1.  FINANCIAL STATEMENTS

       2.  FINANCIAL STATEMENT SCHEDULES

          The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 27.

       3.  EXHIBITS

          All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

EXHIBIT NO.

2.1 Amended and Restated Agreement and Plan of Merger, dated as of December 9, 1992, among the registrant, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and BAC, Inc. Exhibit 1 to the registrant's Form 8-K, dated December 9, 1992, is incorporated by reference herein.

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

10.4* Form of Third Amendment, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank.

10.5* Form of Consent, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto, and Chemical Bank.

10.6* Form of Fourth Amendment, dated as of March 18, 1996, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank.

10.7 Form of Senior Note Agreement, dated as of January 29, 1993, among the registrant and each institutional lender party thereto. Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.8 Second Amendment, dated as of September 21, 1994, to the Senior Note Agreements, dated as of January 29, 1993, among the registrant and each
       institutional lender party thereto.   Exhibit 99.10 to the Company's
       Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.9 Third Amendment, dated as of September 21, 1994, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit 99.11 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.10* Form of Fourth Amendment, dated as of April 28, 1995, to the Senior Note
       Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto.

10.11* Form of Consent, dated April 28, 1995, to the Senior Note Agreements, dated as of January 29, 1993, among the registrant and each institutional lender party thereto.

10.12* Form of Fifth Amendment, dated as of March 18, 1996, to the Senior Note
       Agreements, dated as of

       January 29, 1993, among the registrant and each institutional lender party thereto.

10.13 <yen>1 billion (Japanese yen) Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, between the Berlitz Schools of Languages (Japan), Inc. (as Borrower) and Benesee Corporation (formerly Fukutake Publishing Co., Ltd.) (as Lender). Exhibit 99.2 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.14 US$20,000,000 Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, among the registrant (as Borrower) and Fukutake
       Holdings (America) (as Lender).   Exhibit 99.3 to the Company's Form 8-
       K, dated September 21, 1994, is incorporated by reference herein.

10.15 Spring Guaranty Letter, dated as of September 21, 1994, from the registrant to Benesse Corporation (formerly Fukutake Publishing Co.,
       Ltd). Exhibit 99.4 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.16 Subsidiaries Guaranty, dated as of September 21, 1994, by Berlitz Financial Corporation, Berlitz Investment Corporation, Berlitz Languages, Inc. and Berlitz Publishing Company, Inc. in favor of
       Fukutake Holdings (America), Inc.   Exhibit 99.5 to the Company's Form
       8-K, dated September 21, 1994, is incorporated by reference herein.

10.17 Subordination Agreement, dated as of September 21, 1994, among Benesse Corporation (formerly Fukutake Publishing Co., Ltd.), The Berlitz
       Schools of Languages (Japan), Inc. and Chemical Bank.   Exhibit 99.8 to
       the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.18 First Amendment, dated as of September 21, 1994, to the Subordination Agreement, dated as of January 29, 1993, among Benesse Corporation (formerly Fukutake Publishing Co., Ltd.), Fukutake Holdings (America), Inc., the registrant and Chemical Bank pursuant to the Master Collateral
       and Intercreditor Agreement, dated as of January 29, 1993.   Exhibit
       99.9 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

10.19* Form of US$6,000,000 Subordinated Non-Negotiable Promissory Note, dated as of March 25, 1996, among the registrant (as Borrower) and Fukutake Holdings (America), Inc. (as Lender).

10.20 Amended and Restated Tax Allocation Agreement among the registrant, Macmillan, Inc. and Macmillan School of Publishing Holding Company, Inc., dated as of October 11, 1989. Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.21 Agreement among the registrant, Berlitz Financial Corporation, The Berlitz School of Language (Japan) Inc., The Berlitz Schools of Languages Limited and Maxwell Communication Corporation plc, dated January 8, 1993. Exhibit 1 to the Company's Form, 8-K, dated January 7, 1993, is incorporated by reference herein.

10.22 Agreement among the registrant, Berlitz Financial Corporation, Macmillan, Inc. and Macmillan School Publishing Holding Company, Inc., dated January 8,1993. Exhibit 2 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.23 Escrow Agreement among the registrant, Maxwell Communication Corporation plc, the beneficiaries named therein and IBJ Schroder Bank & Trust Company, dated as of January 29, 1993. Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.24 Amendment dated as of May 31, 1995 by and among the registrant, Maxwell Communication Corporation plc (In Administration)("MCC"), and IBJ Schroder Bank & Trust Company as escrow agent ("IBJ"), to the Escrow Agreement dated as of January 29, 1993 by and among the registrant, MCC and IBJ. Exhibit 99.1 to the Company's Form 8-K, dated May 31, 1995, is incorporated by reference herein.

10.25 Stock Purchase Agreement dated as of May 31, 1995 between Maxwell Communication Corporation plc (In Administration) and the registrant.
       Exhibit 99.2 to the Company's Form 8-K, dated May 31, 1995, is incorporated by reference herein.

10.26 Settlement Agreement between the registrant and Macmillan, Inc., dated January 8, 1993. Exhibit 3 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

10.27 1989 Stock Option and Incentive Plan. Exhibit 10.13 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.28  Berlitz International, Inc. Non-Employee Directors' Stock Plan.  Exhibit
       10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.29 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.30 1993 Long-Term Executive Incentive Compensation Plan. Exhibit 1 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.31 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

10.32 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

10.33 Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.34 Amendment No. 1 to Shareholders' Agreement among Berlitz Languages, Inc., Benesse

       Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein. Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.35 Stock Purchase Agreement, dated as of November 8, 1990, between Berlitz Languages, Inc., the registrant and Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.36 Form of Indemnification Agreement between the registrant and each of Robert Maxwell, Kevin Maxwell, Martin E. Maleska and David H. Shaffer.
       Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

10.37 Form of Amended and Restated Indemnification Agreement between the registrant and each of Elio Boccitto, John Brademas, Rozanne L. Ridgway, Joe M. Rodgers, Robert Minsky and Rudy G. Perpich. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.38 Amended and Restated Indemnification Agreement between the registrant and Hiromasa Yokoi. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.39 Form of Indemnification Agreement between the registrant and each of Soichiro Fukutake, Owen Bradford Butler, Susumu Kojima, Saburo Nagai, Edward G. Nelson, Makoto Sato and Aritoshi Soejima. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

10.40 Form of Indemnification Agreement between the registrant and each of Jose Alvari<n~>o, Manuel Fernandez, Paul Gendler, Robert C. Hendon, Jr., Henry James, Jacques Meon, Michael Mulligan, Kim Sonne, Anthony Tedesco and Wolfgang Wiedeler. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.41 Employment Agreement dated December 4, 1992 between the registrant and Robert C. Hendon, Jr. Exhibit 10.30 to Registration Statement No. 33-56566 is incorporated by reference herein.

10.42 Employment Agreement, dated October 1, 1993, between the registrant and Robert Minsky.

10.43 Employment Agreement, dated June 15, 1993, between the registrant and Anthony Tedesco. Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is incorporated by reference herein.

10.44 Letter Agreement, dated July 14, 1993, between the registrant and Elio Boccitto. Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December

       31, 1993 is incorporated by reference herein.

21 List of principal subsidiaries of the registrant. Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

27*    Financial Data Schedule.

*Filed herewith.



B.     Reports on Form 8-K:

       No reports on Form 8-K have been filed during the quarter ended December 31, 1995.

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

                         BERLITZ INTERNATIONAL, INC.

                      By: /S/ HIROMASA YOKOI
                              Hiromasa Yokoi
                              Vice Chairman of the Board,
                              Chief Executive Officer and President

Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/  SOICHIRO FUKUTAKE             Chairman of the Board              March 29, 1996
     ---------------------
     Soichiro Fukutake

/S/  HIROMASA YOKOI                Vice Chairman of the Board,        March 29, 1996
     ---------------------         Chief Executive Officer,
     Hiromasa Yokoi                and President
                                   (Principal Executive Officer)

/S/  SUSUMU KOJIMA                 Executive Vice President,          March 29, 1996
     ---------------------         and Director
     Susumu Kojima

/S/  ROBERT MINSKY                 Executive Vice President, Chief    March 29, 1996
     ---------------------         Operating Officer-Translations
     Robert Minsky                 and Publishing, and Director

/S/  MANUEL FERNANDEZ              Executive Vice President, Chief    March 29, 1996
     ---------------------         Operating Officer-Worldwide
     Manuel Fernandez              Language Instruction, and
                                   Director

/S/  HENRY D. JAMES                Executive Vice President,         March 29, 1996
     ---------------------         Chief Financial Officer, and
     Henry D.James                 Director (Principal Financial
                                   Officer)

/S/  SABURO NAGAI                  Director                          March 29, 1996
     ---------------------
     Saburo Nagai

/S/  EDWARD G. NELSON              Director                          March 29, 1996
     ---------------------
     Edward G. Nelson

/S/  ROBERT L. PURDUM              Director                          March 29, 1996
     ---------------------
     Robert L. Purdum

/S/  ARITOSHI SOEJIMA              Director                          March 29, 1996
     ---------------------
     Aritoshi Soejima
