Form 10-Q
period 1996-03-31
BERLITZ INTERNATIONAL INC
filed 1996-05-15
CIK 856529

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                  OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10390


                      BERLITZ INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)

           NEW YORK                               13-355-0016
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

        400 ALEXANDER PARK, PRINCETON, NEW JERSEY  08540-6306
               (Address of principal executive offices)

                            (609) 514-9650
          Registrant's telephone number, including area code

            293 WALL STREET, PRINCETON, NEW JERSEY  08540
          Former name, former address and former fiscal year,
                     if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X       No

The number of shares outstanding of the registrant's common stock, at the close of business on May 15, 1996, is 9,406,013.

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS


                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31,
              (Dollars in thousands, except per share amounts)

                                                    1996             1995
                                                   -------         -------

Sales of services and products                     $89,266         $80,406
                                                   -------         -------

Costs and expenses:
Cost of services and products sold                  54,125          49,223
Selling, general and administrative                 27,997          25,128
Amortization of publishing rights, excess
  of cost over net assets acquired, and
  other intangibles                                  3,234           3,432
Interest expense on long-term debt                   2,016           2,193
Other (income) expense, net                            395          (1,396)
                                                   -------         -------
Total costs and expenses                            87,767          78,580
                                                   -------         -------
Income before income taxes                           1,499           1,826
Income tax expense                                   1,295           2,413
                                                   -------         -------
Net income (loss) available to
       common shareholders                            $204           $(587)
                                                   =======         ========
Income (loss) per common share                       $0.02          $(0.06)
                                                   =======         ========
Average number of common shares (000's)             10,033          10,033
                                                   =======         ========



     See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)

                                                 (UNAUDITED)
                                                  MARCH 31,    DECEMBER 31,
                                                    1996          1995
                                                 -----------   ------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                   $  28,124      $ 25,402
Accounts receivable, less allowance for
  doubtful accounts of $1,600 and $1,468            33,880        34,825
Unbilled receivables                                 4,939         2,744
Inventories                                          8,958         9,343
Prepaid expenses and other current assets            9,658         6,856
                                                 -----------   ------------
  TOTAL CURRENT ASSETS                              85,559        79,170
Property and equipment, net of accumulated
  depreciation of $13,781 and $13,292               26,988        25,626
Publishing rights, net of accumulated amorti-
  zation of $2,728 and $2,524                       18,811        19,114
Excess of cost over net assets acquired and
  other intangibles, net of accumulated
  amortization of $37,882 and $35,114              435,221       439,407
Other assets                                        13,362        13,613
                                                 -----------   ------------
  TOTAL ASSETS                                   $ 579,941      $576,930
                                                 ===========   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                $  12,246      $ 11,371
Accounts payable                                     6,949         7,481
Deferred revenues                                   35,422        35,608
Payrolls and commissions                            11,420        10,846
Income taxes payable                                 2,824         2,251
Accrued expenses and other current liabilities      12,579        11,523
                                                 -----------   ------------
  TOTAL CURRENT LIABILITIES                         81,440        79,080
Long-term debt                                      63,175        67,081
Notes payable to affiliates                         37,616        31,534
Deferred taxes and other liabilities                22,174        21,290
Minority interest                                    7,604         7,529
                                                 -----------   ------------
  TOTAL LIABILITIES                                212,009       206,514
                                                 -----------   ------------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                         1,003         1,003
Additional paid-in capital                         368,658       368,658
Accumulated deficit                                   (173)         (377)
Cumulative translation adjustment                   (1,556)        1,132
                                                 -----------   ------------
  TOTAL SHAREHOLDERS' EQUITY                       367,932       370,416
                                                 -----------   ------------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                       $ 579,941      $576,930
                                                ============   ============


See accompanying Notes to the Consolidated Financial Statements.

                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                                       1996             1995
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $    204        $   (587)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                     4,906           5,082
      Foreign exchange gains, net
        and minority interest                            (350)         (1,112)
      Changes in operating assets and liabilities        (966)         (2,890)
                                                     ----------      ----------
        Net cash provided by operating activities       3,794             493
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (3,741)         (1,553)
  Investment in joint ventures                              -             (89)
                                                     ----------      ----------
    Net cash used in investing activities              (3,741)         (1,642)
                                                     ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of note payable to affiliate                 6,000               -
  Repayment of long-term debt                          (3,019)         (2,356)
  Payment of deferred financing costs                      -             (107)
                                                     ----------      ----------
    Net cash provided by (used in) financing
      activities                                        2,981          (2,463)
                                                     ----------      ----------

Effect of exchange rate changes on cash and
  temporary investments                                  (312)            533
                                                     ----------      ----------

Net increase (decrease) in cash and temporary
  investments                                           2,722          (3,079)
Cash and temporary investments, beginning of
  period                                               25,402          26,165
                                                     ----------      ----------

Cash and temporary investments, end of period        $ 28,124        $ 23,086
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
      Interest                                       $    432        $    608
                                                     ==========      ==========
      Income taxes                                   $    722        $  1,146
                                                     ==========      ==========
  Cash refunds of income taxes                       $     53        $     16
                                                     ==========      ==========


See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. GENERAL

   The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1995 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

   RECLASSIFICATIONS
   Certain reclassifications have been made to the prior period financial statements to conform to the 1996 presentation.

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                      MARCH 31,       DECEMBER 31,
                                           1996               1995
                                      ---------       ------------
      Term Loan                     $    18,787        $    21,550
      Senior Notes                       56,000             56,000
      Other                                 634                902
                                      ---------       ------------
          Total debt                     75,421             78,452
      Less current maturities            12,246             11,371
                                      ---------       ------------
          Long-term debt            $    63,175        $    67,081
                                      =========       ============


     In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Bank Term Facility") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").

3.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1996 and December 31, 1995 were as follows:



                                          1996                    1995
                                  ---------------------  ----------------------
                                  CARRYING  ESTIMATED     CARRYING   ESTIMATED
                                   AMOUNT   FAIR VALUE     AMOUNT   FAIR VALUE
                                  ---------------------  ----------------------


Assets:
  Cash and temporary investments   $28,124   $ 28,124    $  25,402   $  25,402

Liabilities:
  Long-term debt, including
    current maturities              75,421     81,077       78,452      84,419
  Notes payable to affiliates       37,616     29,606       31,534      25,292
  Currency coupon swap agreements    1,519      1,519        2,464       2,464

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

     b) Currency coupon swap agreements

     On January 23, 1996, the Company exchanged its German mark floating interest rate coupon swap agreement for a fixed interest rate coupon-only currency swap of equal fair value, with the following terms:


            INTEREST PAYMENTS TO FINANCIAL INSTITUTION       INTEREST  RECEIPTS FROM FINANCIAL INSTITUTION
            ------------------------------------------       ---------------------------------------------
            NOTIONAL AMOUNT (000'S)      INTEREST RATE       NOTIONAL AMOUNT (000'S)         INTEREST RATE
            -----------------------      -------------       -----------------------         -------------
FIXED RATE
AGREEMENTS:  German Mark      60,165         4.78%            $ 35,000                         5.31%


     During 1995, the German mark floating rate swap had become ineffective as a hedge of the Company's net investment in its German subsidiaries. Consequently, during the first quarter of 1996, the Company recognized a gain in "Other (income) expense, net" of approximately $400, representing the change in fair value of the floating swap from December 31, 1995 to the date of the exchange.

4.   OTHER (INCOME) EXPENSE, NET


                                                  THREE MONTHS     THREE MONTHS
                                                         ENDED            ENDED
                                                MARCH 31, 1996   MARCH 31, 1995
                                                --------------   --------------

      Interest income on temporary investments       $  (176)         $  (268)
      Foreign exchange gains, net                       (327)          (1,196)
      Interest expense to affiliates                     383              348
      Joint venture-related income                         -             (750)
      Other expense, net                                 515              470
                                                     --------         --------
           Total other (income) expense, net         $   395          $(1,396)
                                                     ========         ========

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

6.   CONTINGENCIES

     The Company was formerly included in the consolidated tax returns of the affiliated group of which Macmillan Inc. ("Macmillan") was the parent (the "Macmillan Group") and consequently is severally liable for any Federal tax liabilities for the Macmillan Group arising prior to December 1989. Pursuant to certain agreements, Maxwell Communication Corporation plc placed $39,500 into escrow to secure Macmillan's obligation, including any such tax liability assessed against the Company. Management believes that such liability, if any, will not result in a material effect on the financial condition of the Company.

7.   STOCK PURCHASE TRANSACTION

     On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation plc (In Administration) at a price of $9 per share. Such shares were placed into treasury and are reserved for future use.

8.   RELATED PARTY TRANSACTION

     In March 1996, the Company received the proceeds of a $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse Corporation (the "FHAI Note"). The FHAI Note bears interest at a rate of the six-month LIBOR plus 1% per annum, adjusted semi-annually, and matures on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments on the FHAI Note are not permitted
     while  any   amounts   remain  outstanding  under  the  Acquisition   Debt
     Facilities, such accrued interest will roll over semi-annually into the note principal. The FHAI Note is subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the currency coupon swap agreements, and it contains certain covenants, including prohibitions on the incurrence of other debt, liens, loans, merger or consolidations
     and amendments to the Acquisition Debt Facilities  without  consent.   The
     FHAI Note ranks PARI PASSU with the Company's other existing promissory notes to Benesse Corporation and its subsidiary.

9.   SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Effective January 1, 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants. For the three months ended March 31, 1996, the Company recorded net periodic pension and postretirement benefit costs of $275 related to the SERP.

                       BERLITZ INTERNATIONAL, INC.
                     PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1995.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 VS.
THREE MONTHS ENDED MARCH 31, 1995

Sales for the quarter ended March 31, 1996 were $89.3 million, 11.0% above  the
same   period   in  the  prior  year,  reflecting  increases  in  the  Language
Instruction, Translations and Publishing segments.

Language Instruction sales for the quarter ended March 31, 1996 were $66.8 million, 3.0% above the same period in 1995, reflecting increases in all geographic divisions except Asia. North America's sales increase ($1.0 million, or 7.5%) was primarily due to price and volume increases. The improvement in Central/Eastern European revenues ($0.9 million, or 5.8%) mainly reflects an increase in lesson volume, indicative of most countries in the division. The increase in Latin American revenues ($0.7 million, or 8.6%) was primarily attributable to a higher average revenue per lesson ("ARPL") resulting from increased numbers of students in group classes. Asia's sales decline ($0.9 million, or 5.2%) was due to the unfavorable impact of exchange rate fluctuations ($1.5 million).

During the three-month period ended March 31, 1996, the number of lessons given was approximately 1.3 million, 1.8% above the same period in the prior year, primarily reflecting the continued strong demand for Instruction services in Central/Eastern Europe, where volume increased by 7.5% over 1995. Lesson volume in Asia rose 0.4% from 1995, as a 1.7% increase in Japan was partially offset by declines in Hong Kong and Thailand. Lesson volume in Latin America declined by 1.6% from prior year, primarily as a drop in Mexico of 15.6% more than offset strong volume improvements in Brazil, Colombia and Venezuela. Lesson volume in Western Europe increased 0.9% from 1995, despite declines in Finland, France, Norway and Portugal.

Translation segment sales were $18.6 million for the three-month period ended March 31, 1996, an increase of $6.7 million, or 56.3%, from the same period in 1995. Most of this growth occurred in the United States and Ireland. The U.S. sales increase was attributed primarily to increased volume from certain key clients and the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software testing services to new and existing clients. In addition, sales increases in Japan, Germany and certain Latin American and Western European countries reflected general business expansion.

Publishing segment sales were $3.8 million for the three months ended March 31, 1996, $0.2 million or 6.0% above 1995, reflecting increased sales volume of travel-related products through the U.S. book store chains, partially offset by decreased licensing revenue.

Cost of services and products sold and selling general and administrative expenses for the three months ended

March  31,  1996 totalled $82.1 million, an increase of $7.8 million  from  the
comparable prior  year  period.   EBITA (defined as sales less cost of services
and products sold, and selling, general and administrative expenses) for the 1996 first quarter was $7.1 million, or 8.0% of sales, compared to $6.1 million, or 7.5% of sales, in the same prior year period.

Instruction segment EBITA for the quarter ended March 31, 1996 was $8.3 million, or 12.5% of segment sales, compared to $7.8 million, or 12.1% of segment sales, in the comparable prior year period. This improvement was largely due to the results in Japan, which were affected by: i) a concerted effort to reduce costs, particularly advertising; ii) a reduction of teacher costs as a percentage of tuition revenues due partly to the gradual implementation of technology-assisted learning tools; and iii) the unfavorable effect of the Kobe earthquake on 1995's results.

Translation segment EBITA for the three months ended March 31, 1996 was $1.6 million, or 8.8% of segment sales, compared to $0.7 million, or 5.8% of segment sales, in the prior year. The improved 1996 results were due to increased volume worldwide and improved production efficiencies. 1995's EBITA was adversely impacted by the rapid growth in the Translations business segment.

Publishing recorded an EBITA loss of $0.1 million in the 1996 first quarter, compared to an EBITA loss of $0.2 million in the prior year. 1996 results were negatively impacted by a $0.3 million charge for the anticipated costs of the restructuring and relocation of the Company's U.K. publishing operations to the United States, which is expected to be completed by the end of 1996.

Other expense, net for the three months ended March 31, 1996 increased by $1.8 million from the same prior year period, primarily due to lower foreign exchange gains in 1996, and to non-recurring joint venture related income in 1995.

The Company recorded an income tax expense of $1.3 million, or an effective rate of 86.4%, during the current period. This compared to an income tax expense of $2.4 million in the prior year's quarter. The effective tax rates in both 1996 and 1995 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible amortization charges.

Net income to common shareholders for the quarter ended March 31, 1996 was $0.2 million, or $0.02 per common share, compared to a net loss of $0.6 million, or $0.06 per common share, in the prior year's quarter. This improvement of $0.8 million resulted primarily from a higher EBITA and reduced income tax expense in 1996, which was partially offset by higher other expense, net in 1996.

FINANCIAL CONDITION

The primary source of the Company's liquidity historically has been the cash provided by operations. The Company's business generally is not capital intensive and, historically, capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Capital expenditures during the three-month period ended March 31, 1996 were $3.7 million, reflecting costs of refurbishments and purchases for existing centers and $1.5 million related to the April 1996 relocation of the Company's corporate headquarters to a new facility in Princeton, New Jersey.

In March 1996, the Company received the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse. Principal and interest payments on such note are deferred until after all payment obligations on the Acquisition Debt Facilities are satisfied.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at March 31, 1996, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $1.5 million.

On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation, plc (In Administration) at a price of $9 per share. Such shares were placed into treasury and reserved for future use.

Effective January 1, 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

At March 31, 1996, the Company's liquid assets of $28.1 million consisted of cash and temporary investments. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.

     27Financial Data Schedule, for the three months ended March 31, 1996.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.




                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BERLITZ INTERNATIONAL, INC.
                                    (Registrant)




Date:  May 15, 1996                 By: /S/ HENRY D. JAMES
                                        --------------------------------
                                            Henry D. James
                                            Executive Vice President and
                                            Chief Financial Officer