Form 10-Q
period 1996-06-30
BERLITZ INTERNATIONAL INC
filed 1996-08-13
CIK 856529

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number                              1-10390


                      BERLITZ INTERNATIONAL, INC.

        (Exact name of registrant as specified in its charter)

           NEW YORK                            13-355-0016
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                       (Identification Number)

        400 ALEXANDER PARK, PRINCETON, NEW JERSEY  08540-6306
               (Address of principal executive offices)

                            (609) 514-9650
          Registrant's telephone number, including area code

                                  N/A
          Former name, former address and former fiscal year,
                     if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
      --------       --------
The number of shares outstanding of the registrant's common stock, at the close of business on August 13, 1996, is 9,406,013.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS


                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE MONTHS ENDED JUNE 30,
              (Dollars in thousands, except per share amounts)


                                                           1996       1995
                                                        --------    -------

Sales of services and products                            $91,332    $89,674
                                                         --------    -------
Costs and expenses:
   Cost of services and products sold                      53,482     53,905
   Selling, general and administrative                     28,859     27,757
   Amortization of publishing rights, excess of cost
     over net assets acquired, and other intangibles        3,115      3,380
   Interest expense on long-term debt                       1,940      2,229
   Other expense, net                                       1,003      1,127
                                                           ------     ------
      Total costs and expenses                             88,399     88,398
                                                           ------     ------
Income before income taxes                                  2,933      1,276

Income tax expense                                          1,927      1,198
                                                           ------     ------

Net income                                                 $1,006        $78
                                                          =======    =======


Income per share                                            $0.11      $0.01
                                                           ======     ======

Average number of shares (000's)                            9,434     10,033
                                                           ======     ======



See accompanying Notes to the Consolidated Financial Statements.

                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE SIX MONTHS ENDED JUNE 30,
              (Dollars in thousands, except per share amounts)




                                                           1996       1995
                                                         --------    -------

Sales of services and products                           $180,598   $170,080
                                                         --------    -------
Costs and expenses:
   Cost of services and products sold                     107,607    103,128
   Selling, general and administrative                     56,856     52,885
   Amortization of publishing rights, excess of cost
     over net assets acquired, and other intangibles        6,349      6,812
   Interest expense on long-term debt                       3,956      4,422
   Other (income) expense, net                              1,398       (269)
                                                         --------    -------
    Total costs and expenses                              176,166    166,978
                                                         --------    -------
Income before income taxes                                  4,432      3,102

Income tax expense                                          3,222      3,611
                                                          --------    -------

Net income (loss)                                          $1,210      $(509)
                                                          ========   ========


Income (loss) per share                                     $0.12     $(0.05)
                                                          ========   ========

Average number of shares (000's)                            9,733     10,033
                                                          ========   ========



See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)
                                                        JUNE 30,   DECEMBER 31,
                                                           1996       1995
                                                         --------   --------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                            $18,280    $25,402
Accounts receivable, less allowance for
  doubtful accounts of $1,599 and $1,468                   35,522     34,825
Unbilled receivables                                        4,679      2,744
Inventories                                                 8,684      9,343
Prepaid expenses and other current assets                   9,943      6,856
                                                         --------   --------
  TOTAL CURRENT ASSETS                                     77,108     79,170
Property and equipment, net of accumulated
  depreciation of $13,726 and $13,292                      28,130     25,626
Publishing rights, net of accumulated amorti-
  zation of $2,958 and $2,524                              18,686     19,114
Excess of cost over net assets acquired and other
intangibles, net of accumulated amortization
of $40,431 and $35,114                                    427,175    439,407
Other assets                                               13,275     13,613
                                                         --------   --------
  TOTAL ASSETS                                           $564,374   $576,930
                                                         ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                         $13,173    $11,371
Accounts payable                                            6,407      7,481
Deferred revenues                                          33,829     35,608
Payrolls and commissions                                   11,680     10,846
Income taxes payable                                        2,883      2,251
Accrued expenses and other current liabilities             11,047     11,523
                                                         --------   --------
  TOTAL CURRENT LIABILITIES                                79,019     79,080
Long-term debt                                             59,490     67,081
Notes payable to affiliates                                37,824     31,534
Deferred taxes and other liabilities                       21,688     21,290
Minority interest                                           8,134      7,529
                                                         --------   --------
  TOTAL LIABILITIES                                       206,155    206,514
                                                         --------   --------
Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                                1,003      1,003
Additional paid-in capital                                368,658    368,658
Accumulated earnings (deficit)                                833       (377)
Cumulative translation adjustment                          (6,632)     1,132
Treasury stock at cost                                     (5,643)       -
                                                         --------   --------
  TOTAL SHAREHOLDERS' EQUITY                              358,219    370,416
  TOTAL LIABILITIES AND SHAREHOLDERS'                    --------   --------
    EQUITY                                               $564,374   $576,930
                                                         ========   ========
See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (DOLLARS IN THOUSANDS)



                                                           1996       1995
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $1,210      $(509)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                         9,819     10,210
      Foreign exchange gains, net
        and minority interest                                 306       (774)
      Changes in operating assets and liabilities          (5,244)    (2,330)
                                                         --------   --------
        Net cash provided by operating activities           6,091      6,597
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (7,175)    (3,391)
  Investment in joint ventures                                -         (128)
                                                         --------   --------
    Net cash used in investing activities                  (7,175)    (3,519)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of note payable to affiliate                     6,000        -
  Payments to acquire treasury stock                       (5,643)       -
  Repayment of long-term debt                              (5,782)    (4,663)
  Payment of deferred financing costs                          -        (107)
                                                         --------   ---------
    Net cash used in financing activities                  (5,425)    (4,770)
                                                         --------   ---------

Effect of exchange rate changes on cash and
  temporary investments                                      (613)     1,183
                                                         --------   --------
Net decrease in cash and temporary investments             (7,122)      (509)
Cash and temporary investments, beginning of period        25,402     26,165
                                                         --------   --------
Cash and temporary investments, end of period             $18,280    $25,656
                                                         ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
Interest                                                   $3,526     $3,958
                                                         ========   ========
Income taxes                                               $2,887     $2,607
                                                         ========   ========
  Cash refunds of income taxes                             $  415     $   -
                                                         ========   ========
  Noncash investing activities:
Accounts payable for capital expenditures in Japan         $   -      $1,400
                                                         ========   ========
See accompanying Notes to the Consolidated Financial Statements.

                      BERLITZ INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.GENERAL

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

2.LONG-TERM DEBT

Long-term debt consists of the following:

                                       JUNE 30,       DECEMBER 31,
                                         1996             1995
                                     ---------       ----------
Term Loan                            $  16,024       $   21,550
Senior Notes                            56,000           56,000
Other                                      639              902
                                     ---------       ----------
    Total debt                          72,663           78,452
Less current maturities                 13,173           11,371
                                     ---------       ----------
    Long-term debt                   $  59,490       $   67,081
                                     =========       ==========
In   connection  with  the  Merger  in  February  1993,  the  Company  incurred indebtedness through borrowing under a bank term facility (the "Term Loan") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").

3.FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

a) Fair values of financial instruments

The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1996 and December 31, 1995 were as follows:

                                                 1996                1995
                                       --------------------  -------------------
                                        Carrying  Estimated   Carrying Estimated
                                          AMOUNT  FAIR VALUE  AMOUNT FAIR VALUE
Assets:                                ---------------------  ------------------
Cash and temporary investments           $18,280   $18,280    $25,402   $25,402
Currency coupon swap agreement                36        36        -         -

Liabilities:
Long-term debt, including
  current maturities                      72,663    76,491     78,452    84,419
Notes payable to affiliates               37,824    30,101     31,534    25,292
Currency coupon swap agreements            1,053     1,053      2,464     2,464

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

b) Currency coupon swap agreements

On January 23, 1996, the Company exchanged its then existing German mark floating interest rate coupon swap agreement for a fixed interest rate coupon-only currency swap of equal fair value, with the following terms:

            INTEREST PAYMENTS TO FINANCIAL INSTITUTION     INTEREST RECEIPTS FROM FINANCIAL INSTITUTION
            NOTIONAL AMOUNT (000'S)      INTEREST RATE     NOTIONAL AMOUNT (000'S)      INTEREST RATE

FIXED RATE
AGREEMENT:  German Mark   60,165               4.78%                $ 35,000                5.31%


During 1995, the German mark floating rate swap had become ineffective as a hedge of the Company's net investment in its German subsidiaries. Consequently, during the first quarter of 1996, the Company recognized a gain in "Other (income) expense, net" of approximately $400, representing the change in fair value of the floating swap from December 31, 1995 to the date of the exchange.

4.OTHER (INCOME) EXPENSE, NET
                                                 THREE MONTHS       THREE MONTHS
                                                        ENDED              ENDED
                                                JUNE 30, 1996      JUNE 30, 1995
                                                -------------      -------------
Interest income on temporary investments        $       (168)      $       (325)
Foreign exchange losses, net                             186                141
Interest expense to affiliates                           475                352
Loss on disposal of fixed assets                           5                581
Other expense, net                                       505                378
                                                -------------      ------------
     Total other expense, net                   $      1,003       $      1,127
                                                =============      ============


                                                   SIX MONTHS         SIX MONTHS
                                                        ENDED              ENDED
                                                JUNE 30, 1996      JUNE 30, 1995
                                                -------------      -------------
Interest income on temporary investments        $        (344)     $       (593)
Foreign exchange gains, net                              (141)           (1,055)
Interest expense to affiliates                            858               700
Joint venture-related income                              -                (750)
Loss on disposal of fixed assets                            7               581
Other expense, net                                      1,018               848
                                                -------------      -------------
     Total other (income) expense, net          $       1,398      $       (269)
                                                =============      ============
5.EARNINGS PER SHARE

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are the same since the Company has no common stock equivalents (e.g. stock options, restricted stock and other stock equivalents) outstanding.

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

9. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective January 1, 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants. For the three and six months ended June 30, 1996, the Company recorded net periodic pension and postretirement benefit costs of $275 and $550, respectively, related to the SERP.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VS.
THREE MONTHS ENDED JUNE 30, 1995

Sales for the quarter ended June 30, 1996 were $91.3 million, 1.8% above the same period in the prior year, reflecting increases in the Translations segment.

Language Instruction sales for the quarter ended June 30, 1996 were $70.1 million, 1.2% below the same period in 1995, as decreases in Asia and Western Europe more than offset increases in the other geographic divisions. The sales declines in Asia ($4.0 million, or 18.4%) and Western Europe ($0.5 million, or 5.1%) were both due to the unfavorable impacts of exchange rate fluctuations ($4.5 million and $0.6 million, respectively). North America's sales increase ($1.2 million, or 8.9%) primarily resulted from volume increases. The improvement in Central/Eastern European revenues ($1.2 million, or 7.6%) mainly reflects improved volume, partially offset by the unfavorable effect of exchange rate fluctuations ($1.7 million, or 10.9%). The increase in Latin American revenues ($1.2 million, or 11.9%) was primarily attributable to volume and average revenue per lesson ("ARPL") increases.

During the three-month period ended June 30, 1996, the number of lessons given was approximately 1.3 million, 4.8% above the same period in the prior year, reflecting increases in most divisions. Lesson volume in North America increased 3.9% from the prior year. Lesson volume in Asia rose 1.4% from 1995, reflecting increases in Japan and Hong Kong. Lesson volume in Latin America increased by 6.7% from prior year, reflecting volume improvements in Brazil, Colombia and Venezuela. Lesson volume in Central/Eastern Europe increased 11.1% over the prior year, reflecting increases in most countries in the division. Lesson volume in Western Europe declined 1.8% from 1995, primarily due to a decrease in France.

Translation segment sales were $17.3 million for the three-month period ended June 30, 1996, an increase of $3.5 million, or 25.1%, from the same period in 1995. This growth occurred in the United States and Ireland. The U.S. sales increase was attributed primarily to increased volume from certain key clients, an increased customer base, and the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software related services to new and existing clients.

Publishing segment sales were $4.1 million for the three months ended June 30, 1996, $0.7 million or 14.2% below 1995, primarily reflecting a general slowdown in the travel publishing segment and a decrease in revenues from licensing activities.

Cost of services and products sold and selling general and administrative expenses for the three months ended June 30, 1996 totalled $82.3 million, an increase of $0.7 million from the comparable prior year period. EBITA{1} (defined as sales less cost of services and products sold, and selling, general and administrative expenses) for the 1996 second quarter was $9.0 million, or 9.8% of sales, compared to $8.0 million, or 8.9% of sales, in the same prior year period.

Instruction segment EBITA for the quarter ended June 30, 1996 was $12.4 million, or 17.7% of segment sales, compared to $9.0 million, or 12.7% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in teacher costs, rent and premises upkeep, and advertising.

Translation segment EBITA for the three months ended June 30, 1996 was $0.6 million, or 3.4% of segment sales, compared to $0.8 million, or 5.7% of segment sales, in the prior year. The 1996 results reflect costs incurred in connection with the expansion of the Asian region production capabilities, certain non-recurring costs associated with securing a long-term contract, and lower margins resulting from an unfavorable product mix during the quarter.

Publishing recorded a break-even EBITA for the 1996 second quarter, compared to positive EBITA of $0.6 million in the prior year. This decrease from the prior year is a result of an unfavorable product mix.

The Company recorded an income tax expense of $1.9 million, or an effective rate of 65.7%, during the current period. This compared to an income tax expense of $1.2 million in the prior year's quarter. The effective tax rates in both 1996 and 1995 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible amortization charges.

Net income for the quarter ended June 30, 1996 was $1.0 million, or $0.11 per share, compared to net income of $0.1 million, or $0.01 per share, in the prior year's quarter. This improvement of $0.9 million resulted primarily from a higher EBITA, reduced interest expense, and reduced losses from disposal of fixed assets in 1996, partially offset by a higher income tax expense in 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VS.
SIX MONTHS ENDED JUNE 30, 1995

Sales for the six months ended June 30, 1996 were $180.6 million, 6.2% above the same period in the prior year, primarily reflecting increases in the Translations segment.

Language Instruction sales for the first half ended June 30, 1996 were $137.0 million, 0.8% above the same period in 1995, reflecting increases in all
geographic divisions except Asia  and  Western  Europe.   North America's sales
increase ($2.2 million, or 8.2%) was primarily due to volume increases. The increase in Latin American revenues ($1.9 million, or 10.4%) was primarily attributable to an improved ARPL. The improvement in Central/Eastern European revenues ($2.1 million, or 6.7%) mainly reflects an increase in lesson volume, indicative of most countries in the division, partially offset by the unfavorable effects of exchange rate fluctuations ($1.6 million, or 5.0%). Asia's sales decline ($5.0)
- -------------------------------------------------------------------------------
{1}EBITA is calculated using amounts determined in accordance with U.S.
generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

million,  or 12.5%) was due to unfavorable  exchange  rate  fluctuations  ($6.1
million).   Western  Europe's results declined slightly from the prior year due to unfavorable exchange fluctuations.

During the six-month period ended June 30, 1996, the number of lessons given was approximately 2.6 million, 3.3% above the same period in the prior year, primarily reflecting the continued overall strong demand for Instruction services in Central/Eastern Europe, where volume increased by 9.2% over 1995. Lesson volume in North America improved by 1.9% over the prior year. Lesson volume in Asia rose 0.9% from 1995, as a 1.8% increase in Japan was partially offset by declines in Thailand. Lesson volume in Latin America increased by 2.9% from prior year, primarily as strong volume improvements in Brazil, Colombia and Venezuela more than offset a drop in Mexico of 10.1%. Lesson volume in Western Europe declined 0.4% from 1995, primarily impacted by weakness in France.

Translation segment sales were $36.0 million for the six-month period ended June 30, 1996, an increase of $10.1 million, or 39.5%, from the same period in 1995. Most of this growth occurred in the United States and Ireland. The U.S. sales increase was attributed primarily to increased volume from certain key clients and the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software related services to new and existing clients. In addition, sales increases in Japan, Germany and certain Western European countries reflected general business expansion.

Publishing segment sales were $7.9 million for the six months ended June 30, 1996, $0.5 million or 5.5% below 1995, reflecting a general slowdown in the travel publishing segment, a reduction in revenues from licensing activities, and unfavorable exchange rate fluctuations.

Cost of services and products sold and selling general and administrative expenses for the six months ended June 30, 1996 totaled $164.5 million, an increase of $8.5 million from the comparable prior year period. EBITA for the 1996 first half was $16.1 million, or 8.9% of sales, compared to $14.1 million, or 8.3% of sales, in the same prior year period.

Instruction segment EBITA for the six months ended June 30, 1996 was $20.8 million, or 15.2% of segment sales, compared to $16.8 million, or 12.4% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in teacher costs, rent and premises upkeep, and advertising.

Translation segment EBITA for the six-month period ended June 30, 1996 was $2.2 million, or 6.2% of segment sales, compared to $1.5 million, or 5.7% of segment sales, in the prior year. The improved 1996 results were due to increased volume worldwide. The overall EBITA increase was partially mitigated by costs associated with the expansion of Asian resources and certain non-recurring costs.

Publishing recorded a negative EBITA of $0.1 million in the 1996 first half, compared to a positive EBITA of $0.4 million in the prior year. 1996 results were negatively impacted by a $0.3 million charge for the anticipated costs of the restructuring and relocation of the Company's U.K. publishing operations to the United States, which is expected to be completed by the end of 1996. In addition, 1996's EBITA was negatively impacted by an unfavorable product mix.

Other expense, net for the six months ended June 30, 1996 increased by $1.7 million from the same prior year period, primarily due to lower foreign exchange gains in 1996, and to non-recurring joint venture related income in 1995.

The Company recorded an income tax expense of $3.2 million, or an effective rate of 72.7%, during the current period. This compared to an income tax expense of $3.6 million in the prior year's quarter. The effective tax rates in both 1996 and 1995 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible amortization charges.

Net income for the six months ended June 30, 1996 was $1.2 million, or $0.12 per share, compared to a net loss of $0.5 million, or $0.05 per share, in the prior year's quarter. This improvement of $1.7 million resulted primarily from a higher EBITA, and reduced amortization, interest and income tax expenses in 1996, which were partially offset by higher other expense, net in 1996.

FINANCIAL CONDITION

Historically, the primary source of the Company's liquidity has been the cash provided by operations, and capital expenditures, working capital requirements and acquisitions have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate. Generally, the Company collects cash from customers in the form of prepayment of fees for instruction that gives rise to deferred revenues.

Capital expenditures during the six-month period ended June 30, 1996 were $7.2 million, reflecting costs of refurbishments and purchases for existing centers and $2.5 million related to the April 1996 relocation of the Company's corporate headquarters to a new facility in Princeton, New Jersey.

In March 1996, the Company received the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse. Principal and interest payments on such note are deferred until after all payment obligations on the Acquisition Debt Facilities are satisfied.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at June 30, 1996, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $1.0 million.

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

At June 30, 1996, the Company's liquid assets of $18.3 million consisted of cash and temporary investments. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.

     27 Financial Data Schedule, for the six months ended June 30, 1996.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BERLITZ INTERNATIONAL, INC.
                                                   (Registrant)




Date:  August 14, 1996                                By: /s/ HENRY D. JAMES
                                                          --------------------
                                                   Henry D. James
                                                   Executive Vice President and
                                                   Chief Financial Officer