Form 10-Q
period 1996-09-30
BERLITZ INTERNATIONAL INC
filed 1996-11-14
CIK 856529

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                  OR

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

               Yes      X       No
                   ----------     -----------
     The number of shares outstanding of the registrant's common stock, at the close of business on November 13, 1996, is 9,406,013.

                        PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS


                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
              (Dollars in thousands, except per share amounts)



                                                      1996             1995
                                                   ---------      ---------

      Sales of services and products              $   93,177     $   91,410
                                                  ----------     ----------

      Costs and expenses:
        Cost of services and products sold            56,077         54,896
        Selling, general and administrative           28,873         26,784
        Amortization of publishing rights, excess
         of cost over net assets acquired,
         and other intangibles                         3,205          3,330
        Interest expense on long-term debt             1,862          2,158
        Other expense, net                             1,048          1,175
                                                   ---------      ---------
           Total costs and expenses                   91,065         88,343
                                                   ---------      ---------

     Income before income taxes                        2,112          3,067

     Income tax expense                                1,673          1,949
                                                   ---------      ---------

     Net income                                   $      439     $    1,118
                                                 ===========     ==========

     Income per share                             $     0.05     $     0.11
                                                  ==========     ==========

     Average number of shares outstanding (000's)      9,406         10,033
                                                  ==========     ==========


     See accompanying Notes to the Consolidated Financial Statements.

                         BERLITZ INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
              (Dollars in thousands, except per share amounts)




                                                      1996            1995
                                                   ---------      ---------

     Sales of services and products               $  273,775     $ 261,490
                                                  ----------     ---------
     Costs and expenses:
        Cost of services and products sold           163,684       158,024
        Selling, general and administrative           85,729        79,669
        Amortization of publishing rights,
         excess of cost over net assets
         acquired, and other intangibles               9,554        10,142
        Interest expense on long-term debt             5,818         6,580
        Other expense, net                             2,446           906
                                                  ----------      --------
           Total costs and expenses                  267,231       255,321
                                                  ----------      --------

     Income before income taxes                        6,544         6,169

     Income tax expense                                4,895         5,560
                                                  ----------      --------


     Net income                                   $    1,649     $     609
                                                  ==========     =========


     Income per share                             $     0.17      $    0.06
                                                  ==========     ==========

     Average number of shares outstanding (000's)      9,623         10,033
                                                  ==========     ==========

     See accompanying Notes to the Consolidated Financial Statements.

Page 4
                      BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)
                                          SEPTEMBER 30,         DECEMBER 31,
                                                   1996                 1995
                                           ------------        -------------

ASSETS
CURRENT ASSETS:
Cash and temporary investments              $  22,799            $ 25,402
Accounts receivable, less allowance for
  doubtful accounts of $1,838 and $1,468       37,441              34,825
Unbilled receivables                            3,564               2,744
Inventories                                     8,642               9,343
Prepaid expenses and other current assets       9,732               6,856
                                           ------------         ------------
  TOTAL CURRENT ASSETS                         82,178              79,170
Property and equipment, net of accumulated
  depreciation of $14,758 and $13,292          28,466              25,626
Publishing rights, net of accumulated amorti-
  zation of $3,184 and $2,524                  18,522              19,114
Excess of cost over net assets acquired and
 other intangibles, net of accumulated
 amortization of $43,335 and $35,114          423,409             439,407
Other assets                                   12,890              13,613
                                            -----------         ------------
  TOTAL ASSETS                              $ 565,465            $576,930
                                            ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt           $  13,486            $ 11,371
Accounts payable                                5,575               7,481
Deferred revenues                              34,707              35,608
Payrolls and commissions                       12,340              10,846
Income taxes payable                            3,081               2,251
Accrued expenses and other current
  liabilities                                  13,162              11,523
                                             -----------        ------------
TOTAL CURRENT LIABILITIES                      82,351              79,080
Long-term debt                                 56,363              67,081
Notes payable to affiliates                    38,185              31,534
Deferred taxes and other liabilities           21,656              21,290
Minority interest                               8,712               7,529
                                             -----------         -----------
  TOTAL LIABILITIES                           207,267             206,514
                                             -----------         -----------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                   1,003                1,003
Additional paid-in capital                   368,658              368,658
Accumulated earnings (deficit)                 1,272                 (377)
Cumulative translation adjustment             (7,092)               1,132
Treasury stock at cost                        (5,643)                 -
                                            ------------         ------------
  TOTAL SHAREHOLDERS' EQUITY                  358,198             370,416
                                            ------------         ------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                  $ 565,465            $576,930
                                            ============         ============


See accompanying Notes to the Consolidated Financial Statements.

Page 5
                          BERLITZ INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)



                                                          1996             1995
                                                        ----------     --------

       CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                         $  1,649      $   609
      Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation and amortization                    15,199       15,321
          Minority interst, provision for
               bad debts, and foreign exchange gains, net   1,775        1,297
          Changes  in  operating  assets
                and liabilities                            (2,454)      (3,235)
                                                         ---------     --------
          Net cash provided by operating activities        16,169       13,992
                                                         ---------     --------


     CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                 (9,791)     (6,053)
       Other                                                    -          124
                                                          ---------     --------
         Net cash used in investing activities              (9,791)     (5,929)
                                                          ---------     --------


     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds of note payable to affiliate                 6,000         -
       Payments to acquire treasury stock                   (5,643)        -

       Repayment of long-term debt                          (8,595)     (7,019)
       Payment of deferred financing costs                      -         (107)
                                                           ---------    -------
         Net cash used in financing activities              (8,238)     (7,126)
                                                           ---------    -------


     Effect of exchange rate changes on cash and
       temporary investments                                  (743)        423
                                                           ---------    -------

     Net increase (decrease) in cash and
        temporary investments                               (2,603)      1,360
     Cash and temporary investments, beginning of period    25,402      26,165
                                                           ---------    -------

     Cash and temporary investments, end of period         $22,799     $27,525
                                                           =========   ========

     Supplemental disclosures of cash flow information:
       Cash payments for:

           Interest                                         $ 3,838    $ 4,514
                                                            ========   ========
           Income taxes                                     $ 4,431    $ 3,555
                                                            ========   ========
       Cash refunds of income taxes                         $   483    $ 1,152
                                                            ========   ========
       Noncash investing activities:

           Accounts payable for capital expenditures
           in Japan                                         $   -      $   832
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

2.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                  SEPTEMBER 30,       DECEMBER 31,
                                           1996               1995
                                  -------------     --------------
      Term Loan                   $      13,262     $       21,550
      Senior Notes                       56,000             56,000
      Other                                 587                902
                                  -------------     --------------
          Total                          69,849             78,452
      Less current maturities            13,486             11,371
                                  -------------     --------------
          Long-term debt          $      56,363     $       67,081
                                  =============     ==============

     In connection with the Merger in February 1993, the Company incurred indebtedness through borrowing under a bank term facility (the "Term Loan") and the issuance of Senior Notes (the "Senior Notes")(collectively the "Acquisition Debt Facilities").

3.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and December 31, 1995 were as follows:

                                                   1996                     1995
                                           -------------------     ----------------------
                                           CARRYING  ESTIMATED     CARRYING   ESTIMATED
                                           AMOUNT   FAIR VALUE      AMOUNT   FAIR VALUE
                                           -------------------     ----------------------

      Assets:

        Cash and temporary investments      $22,799   $ 22,799    $  25,402   $  25,402
        Currency coupon swap agreement           50         50          -          -


      Liabilities:
        Long-term debt, including
          current maturities                 69,849     75,279       78,452      84,419
        Notes payable to affiliates          38,185     31,112       31,534      25,292
        Currency coupon swap agreements         955        955        2,464       2,464

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


     During 1995, the German mark floating rate swap had become ineffective as a hedge of the Company's net investment in its German subsidiaries. Consequently, during the first quarter of 1996, the Company recognized a gain in "Other expense, net" of approximately $400, representing the change in fair value of the floating swap from December 31, 1995 to the date of the exchange.

4.   OTHER EXPENSE, NET

                                                THREE MONTHS      THREE MONTHS
                                                       ENDED             ENDED
                                              SEPT. 30, 1996    SEPT. 30, 1995
                                              --------------    --------------

      Interest income on temporary investments $        (148)   $        (353)
      Foreign exchange (gains) losses, net                (9)           1,487
      Interest expense to affiliates                     495              369
      Joint venture related income                         -             (250)
      Minority interest                                  558              350
      Other (income) expense, net                        152             (428)
                                               --------------   --------------
           Total other expense, net            $       1,048    $       1,175
                                               ==============   ==============


                                                  NINE MONTHS      NINE MONTHS
                                                        ENDED            ENDED
                                               SEPT. 30, 1996   SEPT. 30, 1995
                                               --------------   --------------

      Interest income on temporary investments $        (492)   $        (946)
      Foreign exchange (gains) losses, net              (150)             432
      Interest expense to affiliates                   1,353            1,069
      Joint venture-related income                        -            (1,000)
      Loss on disposal of fixed assets                     6              588
      Minority interest                                1,006              631
      Other non-operating taxes                          186              189
      Term loan administration fee                       150              150
      Other (income) expense, net                        387             (207)
                                               --------------   --------------
           Total other expense, net            $        2,446   $         906
                                               ==============   ==============


5.   EARNINGS PER SHARE

     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Primary and fully diluted earnings per share are the same since the Company has no common stock equivalents (e.g.stock options, restricted stock and other stock equivalents) outstanding.

6.   CONTINGENCIES

     In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993
     Federal tax returns.   The Company plans to contest the deficiency notice
     and believes that any liability that may ultimately result is adequately provided for at September 30, 1996.

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

9.   SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Effective January 1, 1996, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants. For the three and nine months ended September 30, 1996, the Company recorded net periodic pension and postretirement benefit costs of $275 and $825, respectively, related to the SERP.

10.   STOCK OPTION AND INCENTIVE PLANS

     In September 1996, the Company adopted the New Long Term Executive Incentive Compensation Plan (the "New LTIP") and the 1996 Stock Option Plan (the "Stock Option Plan")

     (collectively, the "Plans"). The Plans replace the Company's existing Long Term Executive Incentive Compensation Plan ("the Old LTIP'), which was initially adopted in 1994.

     The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals are met for the year ending December 31, 1998. Such awards may not exceed $5.0 million in the aggregate. The Company is not required to establish any fund or segregate any assets for payments under the New LTIP. For the three and nine months ended September 30,1996, the Company recorded expense of $ 67 related to the New LTIP.

     The Stock Option Plan authorizes the issuance of options to directors and key executive employees of the Company. The total number of shares for which options may be granted is 300,000. The Company has agreed to grant all 300,000 options not later than June 30, 1997 at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS.
THREE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the quarter ended September 30, 1996 were $93.2 million, 1.9% above the same period in the prior year, reflecting increases in the Translations and Instruction segments.

Language Instruction sales for the quarter ended September 30, 1996 were $69.5 million, 0.9% above the same period in 1995, as decreases in Asia were more than offset by increases in the other geographic divisions. The sales decline in Asia ($3.2 million, or 15.4%) primarily was due to the unfavorable impacts of exchange rate fluctuations ($3.0 million). North America's sales increase ($1.7 million, or 11.7%) primarily resulted from volume and average revenue per lesson ("ARPL") increases, and the performance of the Berlitz On Campus specialty program. The improvement in Central/Eastern European revenues ($0.5 million, or 3.4%) mainly reflects an increase in ARPL, partially offset by the unfavorable effect of exchange rate fluctuations ($0.8 million, or 5.7%). The increase in Latin American revenues ($1.3 million, or 13.1%) was primarily attributable to volume increases.

During the three-month period ended September 30, 1996, the number of lessons given was approximately 1.3 million, 4.7% above the same period in the prior year, reflecting increases in most divisions. Lesson volume in North America increased 7.4% from the prior year. Lesson volume in Asia rose 0.9% from 1995, reflecting increases in Hong Kong and Japan and the startup of operations in Singapore, partially offset by a decline in Thailand. Lesson volume in Latin America increased by 10.7% from prior year, primarily reflecting volume improvements in Brazil, Colombia and Venezuela. Lesson volume in Central/Eastern Europe increased 4.1% over the prior year, primarily reflecting increases in Poland, Austria and Italy. Lesson volume in Western Europe declined 1.3% from 1995, primarily because of shortfalls in England, France and Spain, which were partially offset by positive results in Belgium and Denmark.

Translation segment sales were $20.1 million for the three-month period ended September 30, 1996, an increase of $1.8 million, or 9.9%, from the same period in 1995. This growth was primarily due to increases in Ireland and France which were partially offset by declines in Canada. Ireland's revenue increase resulted from continued new client development and the expansion of software related services to new and existing clients. Results in France and Canada results were impacted by the procurement and loss, respectively, of certain contracts.

Publishing segment sales were  $3.7  million  for  the three months ended
September  30,  1996,  $0.5  million  or  11.4%  below  1995,   primarily
reflecting a decrease in revenues from licensing activities.

EBITA{1} for the 1996 third quarter was $8.2 million, or 8.8% of sales, compared to $9.7 million, or 10.6% of sales, in the same prior year period, reflecting EBITA declines in the Translations and Publishing segments and an increase in non-segment related corporate expenses.

Instruction segment EBITA for the quarter ended September 30, 1996 was $10.4 million, or 15.0% of segment sales, compared to $10.2 million, or 14.8% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in: advertising; rent and premises upkeep; and teacher costs; partially offset by higher franchise related costs.

Translation segment EBITA for the three months ended September 30, 1996 was $ 1.3 million, or 6.5% of segment sales, compared to $1.9 million, or 10.5% of segment sales, in the prior year. The 1996 results reflect costs associated with the expansion in the Asian region, lower margins resulting from an unfavorable product mix during the quarter, and lower margins on certain new client contracts.

Publishing segment EBITA for the 1996 third quarter was $0.4 million, compared to $0.8 million in the prior year. This decrease from the prior year primarily is a result of loss of licensing revenue.

Non-segment related corporate expenses included in EBITA were $3.9 million for the three months ended September 30, 1996, compared with $3.2 million in the same prior year period. This increase was primarily due both to a reallocation of resources under the new matrix management structure in 1996 and to 1996 expenses associated with the Supplemental Executive Retirement Plan
(the "SERP"), the New Long-Term Executive Incentive Compensation Plan (the "New LTIP") and corporate training programs.

Other expense, net for the three months ended September 30, 1996 declined $0.1 million, or 10.8%, from the comparable prior period, primarily due to a $1.5 million reduction in foreign exchange losses, which were partially offset by the absences of non-recurring joint venture related income and certain other income (both of which reduced expenses in 1995).

The Company recorded an income tax expense of $1.7 million, or an effective rate of 79.2%, during the current period. This compared to an income tax expense of $1.9 million or an effective rate of 63.5% in the prior year's quarter. The effective tax rates in both 1996 and 1995 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible amortization charges.

Net income for the quarter ended September 30, 1996 was $0.4 million, or $0.05 per share, compared to net income of $1.1 million, or $0.11 per share, in the prior year's quarter. This decline of $0.7 million resulted primarily from a lower EBITA in 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS.
NINE MONTHS ENDED SEPTEMBER 30, 1995

Sales for the nine months ended September 30, 1996 were $273.8 million, 4.7% above the same period in the prior year, primarily reflecting increases in the Translations segment.

Language Instruction sales for the nine months ended September 30, 1996 were $206.5 million, 0.8% above the same period in 1995, reflecting increases in all geographic divisions except Asia. North America's sales increase ($3.9 million, or 9.4%) was primarily due to volume increases and strong performance from the Berlitz on Campus specialty program. The increase in Latin American revenues ($3.2 million, or 11.3%) was primarily attributable to an improved volume. The improvement in Central/Eastern European revenues ($2.3 million, or 5.2%) mainly reflects an increase in lesson volume, experienced in most countries in the division, partially offset by the unfavorable effects of exchange rate fluctuations ($2.2 million, or 5.1%). Asia's sales decline ($8.2 million, or 13.5%) was due to unfavorable exchange rate fluctuations ($9.0 million). Western Europe's results increased slightly from the prior year.




------------------------------------------------------------------------------
{1} EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

During the nine-month period ended September 30, 1996, the number of lessons given was approximately 3.9 million, 3.8% above the same period in the prior year. Lesson volume in North America improved by 3.7% over the prior year. Lesson volume in Asia rose 0.9% from 1995 primarily due to increases in Japan and Hong Kong, which were partially offset by declines in Thailand. Lesson volume in Latin America increased by 5.6% from prior year, primarily as strong volume improvements in Brazil, Colombia and Venezuela more than offset a 6.9% drop in Mexico. Central/ Eastern Europe lesson volume increased by 8.1% over 1995. Lesson volume in Western Europe dropped 0.4% from 1995, primarily impacted by declines in France and improvements in Denmark and Belgium.

Translation segment sales were $56.1 million for the nine-month period ended September 30, 1996, an increase of $12.0 million, or 27.2%, from the same period in 1995. Most of this growth occurred in Ireland and the United States. The U.S. sales increase was attributed primarily to increased volume from certain key clients and to the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software related services to new and existing clients.

Publishing segment sales were $11.6 million for the nine months ended September 30, 1996, $0.9 million or 7.5% below 1995, reflecting a general slowdown in the travel publishing segment, a reduction in revenues from licensing activities, and unfavorable exchange rate fluctuations.

EBITA for the nine months was $24.4 million, or 8.9% of sales in 1996, compared to $23.8 million, or 9.1% of sales, in the same prior year period.

Instruction segment EBITA for the nine months ended September 30, 1996 was $31.2 million, or 15.1% of segment sales, compared to $28.0 million, or 13.7% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in teacher costs, rent and premises upkeep, and advertising, partially offset by higher franchise related expenses.

Translation segment EBITA for the nine-month period ended September 30, 1996 was $3.5 million, or 6.3% of segment sales, compared to $3.4 million, or 7.7% of segment sales, in the prior year. The 1996 results were favorably impacted by increased sales volume, but mitigated by costs associated with the expansion of Asian resources, certain lower margin contracts and certain non-recurring costs.

Publishing segment EBITA was $0.3 million in the 1996 nine month period, compared to EBITA of $1.2 million in the prior year. 1996 results were negatively impacted by costs associated with the relocation of Publishing's editorial and production functions from the United Kingdom to the United States. In addition, 1996's EBITA was negatively impacted by loss of licensing revenues.

Non-segment related corporate expenses included in EBITA were $10.6 million for the nine months ended September 30, 1996 compared with $8.8 million in the same prior year period. This increase was primarily attributable to a reallocation of resources under the new matrix management structure in 1996 and to expenses associated with the SERP and corporate training programs.

Other expense, net for the nine months ended September 30, 1996 increased by $1.5 million from the same prior year period, primarily due to the absence of non-recurring joint venture related income, which reduced expenses in 1995.

The Company recorded an income tax expense of $4.9 million, or an effective rate of 74.8%, during the current nine-month period. This compared to an income tax expense of $5.6 million, or an effective tax rate of 90.1%, in the prior year's period. The effective tax rates in both 1996 and 1995 were above the U.S. statutory Federal tax rate primarily as a result of nondeductible amortization charges.

Net income for the nine months ended September 30, 1996 was $1.6 million, or $0.17 per share, compared to net income of $0.6 million, or $0.06 per share, in the prior year's period. This improvement of $1.0 million resulted primarily from a higher EBITA, and reduced amortization, interest and income tax expenses in 1996, which were partially offset by higher other expense, net in 1996.

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

Capital expenditures during the nine-month period ended September 30, 1996 were $9.8 million, primarily reflecting costs of refurbishments and purchases for existing centers and $2.7 million related to the April 1996 relocation of the Company's corporate headquarters to a new facility in Princeton, New Jersey.

In March 1996, the Company received the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse. Principal and interest payments on such note are deferred until after all payment obligations on the Acquisition Debt Facilities are satisfied.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at September 30, 1996, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.9 million.

On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation, plc (In Administration) at a price of $9 per share. Such shares were placed into treasury and reserved for future use.

Effective January 1, 1996, the Company established the SERP to provide retirement income /disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain
designated executives and their designated beneficiaries.   The Company
intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments which could result in additional tax payments of approximately $9.3 million, plus accrued interest. The Company plans to contest the deficiency notice, and intends to fund any deficiency that may ultimately result through cash generated from operations.

At September 30, 1996, the Company's liquid assets of $22.8 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. During 1996 and 1997, the Company anticipates capital expenditures to increase in connection with the expansion of the Company's Translations segment and the refurbishment of the Company's language centers. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

FORWARD LOOKING STATEMENTS

On October 4, 1996, the Company filed a Protest with the Government Accounting Office ("GAO") protesting the Department of Justice, Executive Office for Immigration Review ("EOIR") award of its nationwide on-site interpreter services contract for the next five years to a competing lower bidder. The Company has been the contractor for these EOIR services for the last 10 years and estimates that its 1996 revenues under the current contract, which has been extended to January 1997, will be approximately $10.0 million. The Company's profit margin on the EOIR contract generally has been higher than on other Translations contracts, substantially because of the long-term efficiencies the Company has been able to achieve. The Company believes that it has substantial legal grounds for its GAO Protest. However, there can be no assurance that the Company's Protest will be successful.

As noted under "Financial Condition", the Company has received a deficiency notice from the IRS relating to certain tax years. To the extent that a deficiency ultimately is determined to exist, by settlement or litigation, the Company's cash resources would be used to pay such deficiency. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plans.

The statements under this heading constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the results of the Company's Protest to the GAO and if it is unsuccessful, the Company's ability to successfully replace the EOIR contract business; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; as well as more general factors affecting future cashflows, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws, regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

                      BERLITZ INTERNATIONAL, INC.
                      PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All  exhibits  listed  below are filed with this Quarterly Report on Form
10-Q.

EXHIBIT NO.

     10.1  New Long-Term Executive Compensation Plan
     10.2  1996 Stock Option Plan
     27    Financial Data  Schedule,  for  the nine months ended September
           30, 1996.


(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.




                              SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BERLITZ INTERNATIONAL, INC.
                                        (Registrant)




Date:  November 14, 1996            By:   /S/ HENRY D. JAMES
                                              --------------------------
                                              Henry D. James
                                               Executive  Vice  President
                                               and Chief Financial Officer