Form 10-K
period 1996-12-31
BERLITZ INTERNATIONAL INC
filed 1997-03-31
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM      TO
                                              -----   -----

                         COMMISSION FILE NUMBER 1-10390


                           BERLITZ INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                 New York                              13-3550016
     -------------------------------               ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

     400 Alexander Park, Princeton, New Jersey            08540
     ---------------------------------------------      ----------
     (Address of principal executive offices)           (Zip code)

     Registrant's telephone number, including area code: (609) 514-9650
                                                         --------------

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  -------------------                 ------------------------------------------
  Common Stock, $.10 par value        New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----
                                (Title and class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the average bid and ask price at March 27, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $59,756,353.

The number of shares of the Registrant's common stock outstanding as of March 27, 1997 was 9,406,013.

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                               Page 1 of 80 Pages
                        Exhibit Index Appears on Page 74

                                     PART I




ITEM 1.  BUSINESS

INTRODUCTION

Berlitz International, Inc. (the "Company" or "Berlitz") is the world's premier language services firm, with worldwide market leading positions in language instruction and translation services. The Company also publishes the well-known Berlitz travel guides, foreign language phrase books, dictionaries and a variety of other related products. Since its founding, the Company has established a highly recognized brand name and superior reputation throughout the world as a result of the Company's tradition of teaching excellence.

The Company, through its predecessors, was founded over 115 years ago and completed its initial public offering in 1989. Since February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") has beneficially owned approximately 6.7 million shares of common stock (which currently represents 71.6% of the outstanding common stock of the Company). Public shareholders of the Company hold the remaining outstanding common stock. Since 1990, Benesse has also owned a 20% interest in Berlitz Japan, Inc., ("Berlitz Japan"), the Company's Japanese subsidiary.

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. Its operations are conducted through three business segments (Language Instruction, Translation Services, and Publishing), each of which is currently organized geographically into five operating divisions: North America, Western Europe, Central/Eastern Europe, Asia and Latin America. At least 89% of total Asia sales, operating profits, assets and employees in 1996 are attributable to the operations in Japan. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of both their particular areas and the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within
Item 8, Financial Statements and Supplementary Data, under Note 13.

LANGUAGE INSTRUCTION

As of December 31, 1996, the Company owned and operated 325 language centers in 35 countries using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. Approximately 5.1 million language lessons were given in 1996, the most frequently taught languages being English, Spanish, German and French. Revenues from Language Instruction accounted for approximately 75%, 77% and 81% of total Company revenues in 1996, 1995 and 1994, respectively.

The following tables set forth, by geographic division, the number of language centers and the number of lessons given over the last five years (excluding franchise locations):


                                       NUMBER OF CENTERS AT DECEMBER 31,
                             ------------------------------------------------
                             1996       1995       1994       1993       1992
                             ----       ----       ----       ----       ----

North America                  70         72         72         72         73
Western Europe                 57         55         56         60         67
Central/Eastern Europe         86         84         81         76         72
Asia                           52         52         53         57         59
Latin America                  60         60         58         57         53
                             ----       ----       ----       ----       ----

   Total                      325        323        320        322        324
                             ====       ====       ====       ====       ====



                                     NUMBER OF LESSONS (IN THOUSANDS)
                            -------------------------------------------------
                             1996       1995       1994       1993       1992
                            -----      -----      -----      -----      -----
North America               1,095      1,050      1,064      1,091      1,123
Western Europe                896        897        835        876      1,029
Central/Eastern Europe      1,160      1,084      1,017        920        897
Asia                          939        935        946        844      1,003
Latin America               1,049        981        911        857        818
                            -----      -----      -----      -----      -----

   Total                    5,139      4,947      4,773      4,588      4,870
                            =====      =====      =====      =====      =====


A lesson consists of a single 45-minute session (regardless of the number of students). In 1996, the United States, Japan, and Germany accounted for approximately 19%, 16% and 12% of lessons given and 20%, 24% and 14% of Language Instruction sales, respectively.

At December 31, 1996, all of the language centers operated by the Company and its subsidiaries were wholly-owned, except for a joint venture operation in Korea. The following table sets forth, by geographic division, the number of language centers in each of the countries in which the Company and its subsidiaries owned and operated centers as of December 31, 1996:



WESTERN EUROPE                               NORTH AMERICA
--------------                               -------------

  Belgium                      11            United States                62
  Denmark                       2            Canada                        8
  Finland                       1                                      -----
  France                       17               Total                     70
  Holland                       2                                      =====
  Italy                         5
  Norway                        1            LATIN AMERICA
  Portugal                      1            -------------
  Spain                        11            Argentina                     5
  Sweden                        1            Brazil                       16
  United Kingdom                5            Chile                         4
                            -----            Colombia                      6
    Total                      57            Mexico                       17
                            =====            Puerto Rico                   4
                                             Venezuela                     8
                                                                       -----
CENTRAL/EASTERN EUROPE                          Total                     60
----------------------                                                 =====
  Austria                       7

  Czech Republic                5
  Germany                      50
  Greece                        1            ASIA
  Hungary                       3            ----
  Israel                        3            Hong Kong                     1
  Poland                        6            Japan                        47
  Slovak Republic               1            Korea                         1
  Slovenia                      1            Singapore                     1
  Switzerland                   9            Thailand                      2
                            -----                                      -----
    Total                      86                Total                    52
                            =====                                      =====



In 1996, 10 language centers were added and 8 were removed, bringing the worldwide total to 325. Capital expenditures incurred in connection with opening a new language center in 1996 ranged from $121,000 to $296,000.

The Company has traditionally financed the cost of expansion with internally generated funds and does not anticipate that borrowing will be necessary to finance its planned expansion.

As discussed subsequently, in an effort to continue to capture additional market share in its existing markets and to reach additional retail and corporate customers in secondary or emerging markets, the Company introduced a franchising program in 1996.

BERLITZ  METHOD(R).  At  the  heart  of  Language  Instruction  is  the  Berlitz

Method(R), a proven technique that enables students to acquire a working knowledge of a foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. With its primary objective to develop conversational comprehension and speaking skills, the Berlitz Method(R) combines the use of live instruction with proprietary written, audio-visual, and CD-ROM support materials to ensure a fast, effective, and enjoyable learning experience.

Berlitz instructors generally teach in their national language and are required to complete a seven to ten-day initial training course in the Berlitz Method(R), followed by periodic refresher courses. Upon successful completion of the initial training course, instructors work either full-time or part- time. The Berlitz Method(R) does not require that an instructor be proficient in any language other than the language being taught. This feature of the Berlitz Method(R) greatly increases the number of potential instructors and tends to lower instructor costs.

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

LANGUAGE INSTRUCTION PROGRAMS. The Company offers several types of language instruction programs, which vary in cost, length and intensity of study. Approximately 48% of all tuition revenues in 1996 were from private lessons (excluding Total Immersion(R)). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion(R) courses, an intensive form of private instruction, accounted for approximately 5% of tuition revenues in 1996. Total Immersion(R) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group programs, together represented 47% of tuition revenues in 1996.

A majority of the Company's clients are from the "corporate" segment of the market and are enrolled for business or professional reasons. Consequently, the Company's business is influenced by the level of international trade and economic activity. In addition to individuals seeking work- related language skills, Berlitz clients also include travelers and high school and university students developing course-related language skills.

Included in the Language Instruction business are specialty areas that in the aggregate accounted for approximately 5% of the Company's revenues in 1996. Two such programs, Berlitz on Campus(TM) ( formerly Language Institute For English ("L.I.F.E.(R)")) and Berlitz Study Abroad(R), combine intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. A third specialty program, Berlitz Jr.(R), provides complete language instruction programs to children in public and private schools throughout the world. A fourth area, cross-cultural training, which is typically provided on a fee basis to corporate employees, complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

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

Tuition, which is payable in advance by most individual clients and some corporate clients, includes a registration fee, a charge for printed and recorded course materials, and a per lesson fee. The per lesson fee varies depending on the language being taught, type and quantity of lessons, and country. Total Immersion(R) courses are more expensive than standard individual instruction, while semi-private and group instruction are less expensive.

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

TRANSLATION SERVICES

Berlitz Translations Services provides high quality software localization (i.e. the translation of software-related products), software quality assurance ("SQA") testing, technical translation, interpretation, electronic publishing, and other foreign language-related services. Translations Services represented approximately 21%, 18% and 13% of total Company revenues in 1996, 1995 and 1994, respectively, and is expected to contribute an increasingly larger percentage of total corporate revenues over the next few years as a result of growing demand for translation-related services, a continued focus on larger customer accounts, and an expansion in Asian and Latin American markets and multimedia products. The majority of Translations Services' recent growth has been fueled by software localization, which combines Berlitz's translations expertise with the technological ability to provide software quality assurance and project management. In addition, the Company has increased its product offerings to include software testing of localized products, multimedia localizations (CD-ROM) and Internet related offerings such as web site localization.

Berlitz Translations' sales focus is on large, complex projects in multiple languages for global markets. Translations Services' customer base is primarily in the following sectors: information technology, automotive/manufacturing, medical technology/pharmaceutical, and telecommunications. Translations Services is also actively developing its multimedia translation business with a dedicated studio located in Southern California.

The Company has an international network of full scale production and technology centers. Materials are electronically transferred between locations to utilize specialized in-country translations and production facilities in order to produce the highest quality products and reduce costs. The Company has developed an international network of contract translators who provide a broad range of technical and linguistic resources, with an internal qualification program to assure a high level of linguistic expertise. The Company has also developed a production process that incorporates several editing phases designed to maximize the accuracy of its translations. Production staffs at dedicated Translations Services facilities generally consist of production managers, project managers, translators, editors, and desktop publishing ("DTP") specialists. Managers and editors are generally full-time staff members, while the translator and DTP staffs are comprised of both full-time employees and freelance workers. Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

COMPETITION. In the translation services market, providers compete on the basis of expertise, quality, price and job turnaround time. Although currently fragmented, the market is consolidating and the Company believes that in the near future, there will be less, but larger, competitors. The Company does not believe that any one company accounts for a significant portion of the entire commercial translation market.


PUBLISHING

The Company publishes pocket-size travel guides, language phrase books, bilingual dictionaries, medium format travel guides, self-teaching language audio and language reference products. It is also involved in several licensing arrangements for products that use Berlitz materials and for which the Company receives royalties. The Company has recently instituted a new prototype language center that is designed, in part, to create an attractive retail store that the Company expects will facilitate greater sales of Company-published materials. The Publishing business accounted for approximately 4%, 5% and 5% of total Company revenues in 1996, 1995 and 1994, respectively. Approximately 43%, 48% and 50% of Publishing segment sales in 1996, 1995 and 1994, respectively, were in Europe.

In 1996, the Company initiated the relocation of most of its U.S. publishing operations and all editorial and production functions of its U.K. Publishing operations to the Company's new Princeton headquarters.

BERLITZ BOOKS AND GUIDES. Pocket-size, smaller format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 99 titles in this format published in English, plus more than 200 titles in more than 11 other languages. For these multiple-language titles, the Company employs manufacturing techniques utilizing the same graphics and layouts to reduce manufacturing costs. Larger format travel guides, which include more detailed descriptive information, are available primarily in English in two series: THE BERLITZ TRAVELERS GUIDES and the DISCOVER series.

The Company's phrase books include common expressions, words and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 115 phrase books published in 14 languages, of which 30 are for English-speaking travelers. A EUROPEAN PHRASE BOOK, EAST EUROPEAN PHRASE BOOK and a EUROPEAN MENU READER are also published in English. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75-minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution for the books and audio products is generally handled by an exclusive distribution agreement with an established book trade distributor for each major country in which the products are sold (e.g., the U.K., France, Germany, U.S. and Canada).

BERLITZ SELF-TEACHING. The audio cassette and CD products produced by the Company are intended for the self-instruction language market and draw on the experience gained through operating language centers. In addition to a general language instruction curriculum, these products include products for children and courses for business people.

In the U.S., the high-end audio cassette and CD products are marketed through in-flight airline magazine space advertising, as well as through credit card and travel club statement inserts. In addition to the audio cassette and CD products, the Company is presently involved in several licensing arrangements for products that use published Berlitz materials as the basis of alternate media products (such as hand-held electronic reference products and CD-ROM computer software) for which the Company receives royalties.

The Company's Publishing segment plan includes the relaunching of existing product lines and the creation of new products that will compete in today's market place. For example, Berlitz publishes illustrated book and audiotape language learning products for children under the brand name BERLITZ KIDS(TM). In 1997, Berlitz will publish an all-new series of technologically and pedagogically advanced self-teaching language instruction products that will supercede the Company's current THINK & TALK(R) series. In addition, the Company plans to take advantage of the growing Asian and Latin American markets for distribution of its products.

COMPETITION. The market for the Company's publications and self-teaching language products is sensitive to factors that influence the level of international travel, tourism and business. There is intense competition in nearly all markets in which the Company sells its published products. The Company's market share and Berlitz brand name recognition levels vary considerably depending on market and product line.


FRANCHISING ACTIVITIES

In 1996, the Company began selling language center franchises to independent franchisees in certain countries to expand the reach of its language services business. The Company has sold 13 language center franchises as of December 31, 1996, three of which will be located in Indonesia, two each in the Dominican Republic and Japan and one each in Argentina, Brazil, Mexico, Oregon, South Carolina, and Tennessee. Franchisees are granted franchises to operate Berlitz language centers in a specific territory, the size of which depends on demographic and geographic factors. Such sites are selected to improve the Company's geographic reach beyond areas in which the Company and other franchisees operate. Franchisees pay Berlitz an application fee of $5,000, an initial franchise fee of $25,000 ($45,000 in Asia), 10% (7.5% in Europe) of the language center's gross revenues in royalties, and 2% of gross revenues for advertising participation.

The Company will actively monitor the operations and lesson quality of its franchisees, and has developed an extensive confidential operations manual, which together with the Company's Berlitz Method(R), forms the core of the Berlitz franchise system. All franchisees are required to complete a two-week training program at the Company's Princeton headquarters and the Company also offers two additional weeks of on-site teacher training. Franchisees participate in the Berlitz Language Center Management System ("LCMS"), a management information system tied to Berlitz's headquarters, and are subject to periodic financial audit and quality inspection.


EMPLOYEES

As of December 31, 1996, the Company employed 4,611 full-time employee and employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a part-time or freelance basis. Full-time employee equivalents are calculated by aggregating all part-time hours (excluding freelance translators) and dividing these by the average number of hours worked by a full-time employee.

The Company is party to collective bargaining agreements in Canada, Denmark, France, Austria, Germany, Italy and Japan. The Company believes it has satisfactory employee relations in the countries in which it operates. Certain countries in which the Company operates impose obligations on the Company with respect to employee benefits. None of these obligations materially inhibit the Company's ability to operate its business.


TRADEMARKS

The material trademarks used by the Company and its subsidiaries are BERLITZ(R), TOTAL IMMERSION(R) (including foreign language variations used in certain foreign markets), BERLITZ METHOD(R), BERLITZ JR.(R), BERLITZ STUDY ABROAD(R), BERLITZ ON CAMPUS(TM), and L.I.F.E.(R). The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which
(i) material use is made of the trademarks by the Company or its subsidiaries, and (ii) failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

REGULATORY ISSUES

Although the Company is not generally regulated as an educational institution in the jurisdictions in which it does business, it is subject to general business regulation and taxation. The Company's foreign operations are subject to the effects of changes in the economic and regulatory environments of the countries in which the Company operates. In certain countries and states of the U.S., laws and regulations restrict the operation of language schools.

The Uniform Offering Circular ("UFOC") of Berlitz Franchising Corporation, a wholly owned subsidiary of the Company, has been registered with the FTC and by various states as required. An "internationalized" version of the UFOC has been prepared and has been modified to comply with foreign law requirements where applicable.

ITEM 2.  PROPERTIES

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. Except for eight facilities in Brazil, Chile, France, Hungary, Mexico, and Spain, all of the Company's facilities are leased. Total annual rental expense for the twelve months ended December 31, 1996, principally for leased facilities, was $26,020,000. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction.

The following tables set forth, as of December 31, 1996, by geographic region, the number of facilities maintained in that region, the use of the Company's facility, whether owned or leased, and the aggregate square footage:


                                OWNED FACILITIES

                       Number of                                   Aggregate
Region                 Facilities            Use                Square Footage
------                 ----------            ---                --------------
Western Europe              2                Center                  3,397
Central/Eastern Europe      2                Center                  2,945
Latin America               4                Center                 13,151
                       ------                                   ----------
Total                       8                 Total                 19,493
                       ======                                   ==========


                                LEASED FACILITIES

                       Number of                                   Aggregate
Region                 Facilities            Use                Square Footage
------                 ----------            ---                --------------
North America (1)          81                (2)                   266,263
Western Europe             70                (2)                   216,495
Central/Eastern Europe     90                (2)                   233,559
Asia                       58                (2)                   145,837
Latin America              59                (2)                   227,255
                       ------                                   ----------
    Total                 358                                    1,089,409
                       ======                                   ==========


(1) In April 1996, the Company relocated its worldwide headquarters to a 70,550 square foot office building, which is leased for an initial 15 year term with options to renew for two additional five year terms. The new headquarters is located at 400 Alexander Park, Princeton, New Jersey 08540.

(2) Principally language centers. Also includes administrative offices and Translations Services production and technology centers.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth quarter of 1996.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10- K, the following information is included in Part I of this Form 10-K.


EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 1997.


NAME, AGE, POSITION WITH
REGISTRANT                        BUSINESS EXPERIENCE
----------                        -------------------

Soichiro Fukutake, 51             Mr.  Fukutake  has served as  Chairman  of the
Chairman of the Board;            Board of the Company since  February 1993. Mr.
Director (A)                      Fukutake joined Benesse in 1973, and since May
                                  1986  has   served   as  its   President   and
                                  Representative Director. He also serves on the Board of Directors of a number of companies, private foundations and associations in Japan.
                                  Mr. Fukutake became a Director of the Company in February 1993. His term will expire in 1997.

Hiromasa Yokoi, 57                Mr.  Yokoi was  elected  Vice  Chairman of the
Vice Chairman of the Board,       Board  and  Chief  Executive  Officer  of  the
Chief Executive Officer and       Company in February 1993 and  additionally was
President; Director (A)           elected  President  effective  on  August  31,
                                  1993.  Mr.  Yokoi has served as a director  of
                                  Benesse  since  June  1992  and  Director  for
                                  Berlitz and North American  Sector since April
                                  1994.  Prior to that,  he  served  as  General
                                  Manager of the  Overseas  Operations  Division
                                  (formerly  the   International   Division)  of
                                  Benesse from October 1990 to March 1994 and as
                                  General Manager of the  President's  Office of
                                  Benesse from July 1990 to September  1990. Mr.
                                  Yokoi  currently  is  also  a  Director  of La
                                  Petite Academy and serves on its compensation committee. Mr. Yokoi has served as a Director of the Company since January 1991. His term will expire in 1998.

Susumu Kojima, 54                 Mr.  Kojima  has  served  as  Executive   Vice
Executive Vice President,         President,  Asia Division of the Company since
Asia Division;                    January 1, 1996.  Prior thereto,  he served as
Director (A)                      Executive Vice President,  Corporate  Planning
                                  from September 1993 to December 1995, and as Senior Vice President, Corporate Planning of the Company from February 1993 to September
                                  1993. Mr. Kojima has served as a Director of Benesse since March 1993. Prior to that, he was Joint General Manager of the Business
                                  Development Department of The Industrial Bank of Japan, Limited ("I.B.J.") from June 1991 to
                                  February 1993.  Between November 1987 and June
                                  1991,  he  served  as  Senior  Deputy  General
                                  Manager,  Industrial  Research  Department  of

                                  I.B.J.    after   having   served   as   Chief
                                  Representative of I.B.J.'s Washington Representative Office from September 1983. Mr. Kojima was elected as a Director of the Company in February 1993. His term will expire in 1997.

Robert Minsky, 52                 Mr.  Minsky  has  served  as  Executive   Vice
Executive Vice President          President   and   Chief   Operating   Officer,
and Chief Operating Officer, Translations and Publishing of the Company Translations and Publishing; since January 1, 1995. Prior thereto, he
Director (A)                      served   as    Executive    Vice    President,
                                  Translations  of the Company  from  October 1,
                                  1993 to January 1995,  and as Chief  Financial
                                  Officer of the Company from November 1990 to January 1995. From November 1990 to October
                                  1993,  he also served as Vice  President.  Mr.
                                  Minsky has served as a Director of the Company since April 1991. His term will expire in 1997.

Manuel Fernandez, 60              Mr.  Fernandez  has served as  Executive  Vice
Executive Vice President and      President   and   Chief   Operating   Officer,
Chief Operating Officer,          Worldwide Language  Instruction of the Company
Worldwide Language                since January 1, 1995.  Prior thereto,  he was
Instruction;                      Executive Vice President, Language Services of
Director (A)                      the  Company  from  September  1993 to January
                                  1995 and Vice President, European Operations of the Company from October 1989 to September
                                  1993. He previously  served as Vice President,
                                  European Operations for Berlitz Languages from
                                  January 1983 to October 1989. Mr. Fernandez was first employed by Berlitz Languages in 1963 and served in various positions until becoming Vice President in 1983. Mr. Fernandez has served as a Director of the Company since
                                  July 1993. His term will expire in 1997.

Henry D. James, 59                Mr.  James  has  served  as   Executive   Vice
Executive Vice President and      President and Chief  Financial  Officer of the
Chief Financial Officer;          Company  since  November 21, 1995,  and as its
Director                          Vice  President  and Chief  Financial  Officer
                                  from  January  1, 1995 to  November  1995.  He
                                  previously   served  as  Vice   President  and
                                  Controller of the Company and its predecessor,
                                  Berlitz  Languages,   since  1981.  Mr.  James
                                  joined Berlitz Languages in 1977 and served as Controller with that company prior to 1981.
                                  Mr. James has served as a Director of the Company since November 21, 1995. His term will expire in 1998.

Edward G. Nelson, 65              Since January  1985,  Mr. Nelson has served as
Director                          Chairman  and  President  of  Nelson   Capital
(B)(C)(D)                         Corporation.   From  1983  to  1985,   he  was
                                  Chairman  and  Chief   Executive   Officer  of
                                  Commerce Union Corporation.  He also serves on
                                  the Board of  Directors of  ClinTrials,  Inc.,
                                  Osborn  Communications  Corporation,   Central

                                  Parking System and Advocat, Inc. He is a trustee of Vanderbilt University. Mr. Nelson became a Director of the Company in February 1993. His term will expire in 1998.

Robert L. Purdum, 61              Mr.  Purdum  is the  retired  Chairman  of the
Director (B)(C)(D)                Board  of  Armco,  Inc.  and  currently  is an
                                  independent   consultant   and  partner   with
                                  American   Industrial   Partners,   a  private
                                  investment company located in New York and San
                                  Francisco.  During his Armco career, he served
                                  in various positions since first joining Armco
                                  in  1962,   including   Chairman   and   Chief
                                  Executive  Officer  (November 1990 to December
                                  1993),  President and Chief Executive  Officer
                                  (April  1990  to  November  1990),   President
                                  (October 1986 to April 1990),  Chief Operating
                                  Officer  (February  1985 to October  1986) and
                                  Chief Executive  Officer-Steel Group (November
                                  1982 to February 1985). Mr. Purdum also serves
                                  on  the  Board  of   Directors   of  Holophane
                                  Corporation  since 1994. In addition,  he is a
                                  member  of  the  Board  of   Trustees  of  GMI
                                  Engineering  and  Management  Institute  since
                                  1991  and  is  chairman  of  their  Investment
                                  Committee. Mr. Purdum has served as a Director of the Company since August 1994. His term will expire in 1998.

Aritoshi Soejima, 70              Mr.  Soejima  served  as Senior  Counselor  of
Director                          Benesse   from   December   1980   until   his
(B)(C)(D)                         appointment  as a member of the  Disinterested
                                  Directors and  Compensation  Committees of the
                                  Company. From 1950 to 1981, Mr. Soejima served
                                  in  various   positions   with  the   Japanese
                                  government (including the Ministry of Finance)
                                  and   multilateral    financial   institutions
                                  (including  the World  Bank and  International
                                  Monetary  Fund).  Mr.  Soejima also  currently
                                  serves as Chairman of Osaka, Tokyo Bay, Nagoya
                                  Hilton   Company,   Ltd.,   and  Director  and
                                  Counselor  of Capital  International  Company,
                                  Ltd.  and as  special  advisor to the Board of
                                  Directors   of  the   Nippon   Fire  &  Marine
                                  Insurance  Company,   Ltd..  In  addition,  he
                                  serves on the Board of  Directors  of a number
                                  of   companies,    private   foundations   and
                                  associations in Japan. Mr. Soejima became a Director of the Company in February 1993. His term will expire in 1997.

Kazuo Yamakawa, 56                Mr.  Yamakawa  has  served  as a  Director  of
Director                          Benesse   and  has   supervised   its  General
                                  Administration   and  Accounting   Departments
                                  since June 1995. He also has served as General
                                  Manager of Benesse's Accounting Department since January 1996. Since joining Benesse in
                                  April 1995, he served as Counselor  until June
                                  1995. Prior to that, Mr. Yamakawa served in various positions with The Shokochukin Bank, including Director (April 1993 to March 1995),

                                  General Manager of its Tokyo branch (April 1993 to March 1995), General Manager of its International Department (October 1991 to March 1993) and General Manager of its New York Branch (April 1988 to September 1991). Mr. Yamakawa became a Director of the Company in May 1996. His term will expire in 1998.

Robert C. Hendon, Jr., 59         Mr. Hendon has served as Vice President, Legal
Vice President, General           Department  of the  Company  since  January 1,
Counsel and Secretary             1995 and as Secretary  and General  Counsel of
                                  the Company since April 1992. Prior thereto, he was first an associate then a partner at the law firm of Waller Lansden Dortch & Davis from 1964 until April 1992.

Jose Alvarino, 57                 Mr.  Alvarino has been Vice  President,  Latin
Vice President                    American Division of the Company since October
                                  1989.  Prior  thereto,  he  served in the same
                                  capacity  with  Berlitz  Languages  from  1985
                                  until October 1989. Mr. Alvarino was first employed by Berlitz Languages in 1970 and served in various positions from that time until being appointed Vice President in 1985.

Anthony Tedesco, 54               Mr.  Tedesco  has  served  as Vice  President,
Vice President                    North  American  Division of the Company since
                                  October 1994.  From July 1993 to October 1994,
                                  he  served  as  Vice  President,   East  Asian
                                  Division of the Company.  Prior  thereto,  Mr.
                                  Tedesco  was Vice  President,  North  American
                                  Division of the Company  from  October 1989 to
                                  July 1993 and he previously served in the same
                                  capacity  with  Berlitz   Languages  from  his
                                  initial employment in 1983.

Wolfgang Wiedeler, 51             Mr.  Wiedeler  has  served as Vice  President,
Vice President                    Central/Eastern Europe Division of the Company
                                  since  January 1, 1996 and as Vice  President,
                                  Language  Instruction European Division of the
                                  Company from  September 1993 to December 1995.
                                  From  May 1992 to  September  1993 he was Vice
                                  President,       Central/Eastern      European
                                  Operations.   Prior  thereto,   he  served  as
                                  Divisional    Manager    of    German-speaking
                                  countries since October 1989. Prior thereto he
                                  served  in  the  same   capacity  for  Berlitz
                                  Languages from his initial employment in 1984.

(A)  member of the Executive Committee of the Board of Directors
(B)  member of the Audit Committee
(C)  member of the Compensation Committee
(D)  member of the Disinterested Directors Committee

The Company's Disinterested Directors Committee evaluates all significant transactions between the Company and Benesse. There is no family relationship between any of the Directors or Executive Officers of the Company.

SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The  following  table  sets  forth  certain   information   concerning   certain
significant employees of the Company as of March 1, 1997.



Frank Garton, 50                  Mr.  Garton  has  served  as  Vice  President,
Vice President                    Franchising  of the Company  since March 1995.
                                  Prior to that,  he was  Director of  Worldwide
                                  Franchise Sales and Corporate  Development for
                                  King Bear  Enterprises from 1987 to 1995. From
                                  1978 to 1987,  Mr.  Garton was  President  and
                                  Chief Executive Officer of Regeneration, Inc., an automotive components manufacturing company with internationally franchised manufacturing processes.

Brian Kelly, 49                   Mr.  Kelly  has  served  as  Vice   President,
Vice President                    Western  Europe  Division of the Company since
                                  January  1,  1996  and  as  General   Manager,
                                  Translations  Services  Europe  since  January
                                  1993. Prior to that, he was Managing Director of Softrans International Ltd. of which the Company acquired a 51% holding in December
                                  1991 and fully acquired in 1994. Mr. Kelly founded Softrans in 1984 and prior to that held senior management positions with Apple
                                  Computer and Data General.

Isao Hisai, 44                    Mr.  Hisai  has  served  as   Executive   Vice
Executive Vice President of       President  of Berlitz  Japan  since  September
Berlitz Japan                     1996. He previously  served as Vice President,
                                  Finance  of the  Company  from  February  1993
                                  until  September 1996. From October 1992 until
                                  February  1993,  Mr.  Hisai  was  employed  in
                                  Benesse's Overseas Operation Department, and from April 1988 until October 1992, he served as Manager, Finance and Accounting Department of Benesse.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends are subject to restrictions set forth in the debt facilities incurred in connection with the Merger Agreement with Benesse. As a result, the Company does not expect to pay dividends during the term of such debt facilities. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 86 holders of record of Common Stock as of February 28, 1997.

The sales prices per share of Common Stock as reported by the NYSE for each quarter during the period from January 1, 1995 until December 31, 1996 ranged as follows:


                                           PRICE PER SHARE
                                          -----------------
                                           HIGH       LOW
                                          -------   -------

       First Quarter 1996                 $17 1/8   $15 3/4
       Second Quarter 1996                $21 3/4   $15 7/8
       Third Quarter 1996                 $23 5/8   $20 3/8
       Fourth Quarter 1996                $22 3/4   $18 7/8

       First Quarter 1995                 $14 3/4   $12 3/8
       Second Quarter 1995                $15       $14 1/2
       Third Quarter 1995                 $15       $14 5/8
       Fourth Quarter 1995                $16 1/2   $14


No common stock dividends for 1995 or 1996 were declared or paid.

ITEM 6.  SELECTED FINANCIAL DATA

                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)


                                                  Post-Merger                                Post-Merger(1)
Pre-Merger (1)                          --------------------------------                     --------------
--------------                                                                      Period from   Period from
                                                                                         Feb. 1,    Jan. 1,      Year
                                              Year Ended December 31,      Year Ended    1993 to    1993 to       Ended
                                        --------------------------------  December 31,  Dec. 31,   Jan. 31,    Dec. 31,
                                             1996       1995        1994      1993 (2)      1993       1993        1992
                                        ---------  ---------   ---------   ---------   ---------   --------   ---------
Income Statement Data:
Sales of services and
products sold (3)                       $ 366,067  $ 351,139   $ 300,234   $ 271,677   $ 252,069   $ 19,608   $ 281,320
                                        ---------  ---------   ---------   ---------   ---------   --------   ---------

Cost and expenses:
  Cost of services and
       products sold (3)                  218,758    213,073     179,869     169,102     155,623     13,479     178,009
  Selling, general and
      administrative (3)                  113,695    105,039      91,703      83,500      76,781      6,719      82,837
  Amortization of publishing
      rights, excess of cost over
      net assets acquired and
      other intangibles                    12,746     13,425      12,750      12,423      11,551        872      10,463
   Merger-related restructuring
      costs (4)                              --         --          --         4,808       4,808       --          --
  Other (income) expense, net               8,054      8,826       8,070       5,630       5,925       (295)     (1,871)
   Non-recurring Merger-related
      charges                                --         --          --          --          --         --         1,356
                                        ---------  ---------   ---------   ---------   ---------   --------   ---------
  Total costs and expenses                353,253    340,363     292,392     275,463     254,688     20,775     270,794
                                        ---------  ---------   ---------   ---------   ---------   --------   ---------
  Income (loss) before income
    taxes,  minority interest and
    cumulative effect of change
    in accounting principle             $  12,814  $  10,776   $   7,842   $  (3,786)  $  (2,619)  $ (1,167)  $  10,526
                                        =========  =========   =========   =========   =========   ========   =========

   Minority interest-income/(expense)   $  (1,503) $  (1,106)  $    (738)  $   3,860   $   3,692   $    168   $  (1,038)
                                        =========  =========   =========   =========   =========   ========   =========
  Cumulative effect of change in
    accounting principle                $    --    $    --     $    --     $   3,172   $    --     $  3,172   $    --
                                        =========  =========   =========   =========   =========   ========   =========

Net income (loss)                       $   3,803  $   2,270   $     909   $  (2,018)  $  (3,556)  $  1,538   $   4,041
                                        =========  =========   =========   =========   =========   ========   =========

Earnings (loss) per  share:
  Income (loss) before cumulative
  effect of change in accounting
   principle                            $    0.40  $    0.23   $    0.09               $  (0.35)   $  (0.09)  $    0.21
  Cumulative effect of change in
    accounting principle                     --         --          --                      --         0.17         --
                                        ---------  ---------   ---------               ---------   --------   ---------
Earnings (loss) per  share              $    0.40  $    0.23   $    0.09               $  (0.35)   $   0.08   $    0.21
                                        =========  =========   =========               =========   ========   =========
Dividends declared per share            $    --    $    --     $    --                 $    --     $    --    $    0.42
                                        =========  =========   =========               =========   ========   =========

Average number of shares (000)              9,569     10,033      10,033                 10,031      19,024      19,022
                                        =========  =========   =========               =========   ========   =========

Balance sheet data (at year end):
Total assets                            $ 561,245  $ 576,930   $ 582,005               $ 570,472              $ 456,583
Long-term debt                          $  56,353  $  67,081   $  78,420               $ 105,775              $    --
Shareholders' equity                    $ 357,407  $ 370,416   $ 367,235               $ 364,953              $ 326,421

Other data:
  Language lessons given
     during year (000)                      5,139      4,947       4,773       4,588                              4,870
  Language centers at year end                325        323         320         322                                324
  Growth (decline) in same center
     sales from year to year (5)             0.5%       9.7%        9.4%      (6.1)%                               2.4%

(1) In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company (which currently represents 71.6% of the outstanding Common). Subsequent to the Merger, public shareholders of the Company hold the remaining outstanding Common.

(2) Income statement data give effect to the combination of the results of the Company for the 1993 Pre-Merger and Post-Merger periods.

(3) In 1993, under the purchase method of accounting, the Post-Merger sales and expenses of facilities closed in connection with the Merger were reclassified to "Merger-related restructuring costs" on the income statement (33%) and "Excess of cost over net assets acquired" on the balance sheet (67%).

(4)  Principally  represents 33% of severance payments,  language center closing
     costs,  and  costs  of  reorganizing   Translations  and  certain  Language
     Instruction divisions.

(5) Indicates year-over-year increase (decrease), including the impact of foreign currency rate fluctuations, in sales by language centers which were operating during the entirety of both years being compared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain statements contained within this discussion constitute forward looking statements. See "Special Note Regarding Forward Looking Statements."

OPERATIONS OVERVIEW

The Company's  operations are conducted through the following business segments:
Language Instruction, Translation Services, and Publishing. The Company's sales grew from $300.2 million in 1994 to $366.1 million in 1996, a compound annual growth rate of 10.4%, and its earnings per share rose from $0.09 to $0.40 in the same three-year period, favorably impacted by higher operating profits.

The majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For the three years ended December 31, 1996, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 74.7%, in foreign currencies including the Japanese yen, the German mark, the Irish punt, the British pound and the French and Swiss francs. As a result, changes in exchange rates affected the comparisons of the Company's earnings from period to period, benefiting 1995's financial results when the U.S. dollar weakened against most foreign currencies, while adversely affecting 1996's financial results when the dollar generally strengthened. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales and EBITA (1) during the periods presented:


                                    PERCENTAGE GROWTH (DECLINE)
                                    ---------------------------
                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                       1996     1995     1994
                                       ----     ----     ----
           Sales:
            Operations (2)             9.0%     10.3%     7.9%
            Exchange                  (4.7)      6.7      2.6
                                      ----      ----     ----
               Total                   4.3%     17.0%    10.5%
                                      ====      ====     ====


           EBITA:
            Operations (2)             7.8%     10.6%    47.0%
            Exchange                  (6.0)      4.6      3.3
                                      ----      ----     ----
               Total                   1.8%     15.2%    50.3%
                                      ====      ====     ====



(1) EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

(2) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being compared.

The Company's operations have benefited in recent years from a number of global trends. For example, the opening of Central and Eastern Europe to capitalism and the recent economic growth experienced in Latin America and parts of Asia have contributed to increased international business activity and the use of English worldwide as a business language. The Company intends to continue to capitalize on these trends, anticipating, for example, that franchising and joint ventures may be used in emerging and secondary markets to increase market penetration. Through December 31, 1996, the Company had sold 13 franchises (recognizing a related $0.1 million as revenue under Language Instruction, and recording a related $0.4 million as deferred revenue.)

In recent years, the Company has focused its marketing and product development efforts on meeting the needs of existing customers and reaching out to new customers. In 1995, the Company introduced a new corporate identity program, which included the adoption of a new corporate logo and slogan. In Language Instruction, the Company continued to expand several niche programs, including cross-cultural services, Berlitz Jr(R), Berlitz on Campus(TM) and Berlitz Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. In its publishing business, the Company has updated some of its language reference titles and has introduced a new language instruction series for children. In 1995, the Company introduced a new prototype language center design, which features a distinctive reception rotunda and display kiosks featuring Berlitz publishing and other Berlitz brand products to create a retail store point-of-sale environment.

A discussion of revenues by business segment follows:

From 1994 to 1996, Language Instruction revenues, which declined from 81% to 75% of total Company revenues, grew at a compound annual growth rate of 5.7%. This growth was attributable to a number of factors, including: a) an average annual increase in lesson volume of 3.8%; b) an overall improvement, excluding exchange rate fluctuations, in average revenue per lesson ("ARPL") resulting from price increases and a greater emphasis on more profitable semi-private and group lessons, and c) strong performances from specialty areas such as Berlitz On Campus and cross-cultural services. Foreign currency rate fluctuations had the following impact on Language Instruction's annual revenue growth:

                                PERCENTAGE GROWTH (DECLINE)
                                ---------------------------
                                  YEAR ENDED DECEMBER 31,
                                  -----------------------
                                1996        1995      1994
                                ----        ----      ----

     Sales:
        Operations (1)          6.9%        4.1%      6.4%
        Exchange               (5.6)        6.5       3.0
                               ----        ----      ----
          Total                 1.3%       10.6%      9.4%
                               ====        ====      ====


 (1)  See Note 2 on page 20 .

Over the three year period ending December 31, 1996, the Company opened 23 new language centers and closed 20. The following table shows the year-over-year increase, including the impact of foreign currency rate fluctuations, in sales by centers which were operating during the entirety of both years being compared.

                                    PERCENTAGE GROWTH (DECLINE)
                                    ---------------------------
                            1996                1995              1994
                           -----               -----             -----

  Same Center Sales          0.5%                9.7%              9.4%
                           =====               =====             =====



From 1994 to 1996, Translations Services revenues, which increased from 13% to 21% of total Company revenues, grew at an annual compound rate of 38.7%, principally through continued focus on large corporate accounts, development of new customers, expansion of services to existing customers, and the success of new services. The Company's continuing commitment to the information technology industry and the expansion of software localization and testing services has provided increased revenue, particularly in 1995. In addition, continued customer satisfaction has led to increased business within the existing customer base. The table that follows shows the impact of foreign currency rate fluctuations on Translations' annual revenue growth:

                                         PERCENTAGE GROWTH (DECLINE)
                                         ---------------------------
                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                   1996              1995            1994
                                   ----              ----            ----
    Sales:
       Operations (1)              22.6%             51.0%           11.0%
       Exchange                    (2.5)              9.1             1.1
                                   -----             -----           -----
     Total                         20.1%             60.1%           12.1%
                                   =====             =====           =====

(1)  See Note 2 on page 20 .

The Company is a global leader in software localization and technical translations. Demand for software localization services has increased rapidly as
(i) software programs have proliferated and have been translated into numerous language versions; (ii) simultaneous shipment of domestic and local language products, translation into at least 10 different languages and software updates every six months are becoming the norm; and (iii) the Company's customers have increasingly outsourced the software localization process. The Company believes that its global translation network and technical capability provide it with an advantage in pursing this growing market. The Company is currently providing these services to some of the leading software companies in the world.

As Translations Services continues to grow, the Company will seek to improve the profitability of the segment through (i) improving its pricing strategy, (ii) increasing productivity through the use of more advanced computer-aided translation tools and communications technology; (iii) continuing to centralize certain non-linguistic functions, such as software engineering, software quality assurance and desktop publishing; (iv) increasing the percentage of multi-year projects which reduce the Company's project start-up costs; and (v) expanding on-line translation capabilities to customers.

From 1994 to 1996, Publishing revenues, which decreased from 5% to 4% of total Company revenues, declined slightly due to the loss of licensing revenues in 1996 and costs associated with the relocation, initiated in 1996, of Publishing's editorial and production functions from the United Kingdom to the United States.

The following table shows the Company's income and expense data as a percentage of sales:


                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                       1996      1995      1994
                                                     -------   -------   -------
Sales of Services and Products                        100.0%    100.0%    100.0%
                                                     -------   -------   -------


Costs of services and products sold (1)                59.8      60.7      59.9
Selling, general and administrative (2)                31.1      29.9      30.5
Amortization of publishing rights
   excess of cost over net assets acquired,
   and other intangibles                                3.5       3.8       4.2
Interest expense on long-term debt                      2.1       2.5       3.5
Interest expense to affiliate                           0.5       0.4       0.1
Other (income), net                                    (0.5)     (0.4)     (0.8)
                                                     -------   -------   -------
 Total costs and expenses                              96.5      96.9      97.4
                                                     -------   -------   -------

Income before income taxes and minority
   interest in earnings of subsidiary                   3.5       3.1       2.6

Income tax expense                                      2.1       2.1       2.1
Minority interest                                       0.4       0.4       0.2
                                                     -------   -------   -------

Net Income                                              1.0%      0.6%      0.3%
                                                     =======   =======   =======


(1) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance, depreciation and other center operating expenses.

(2) Consists primarily of administrative salaries, marketing and advertising expenses, and other headquarters related expenses.

Cost of services and products sold as a percentage of sales ("COS Ratio") increased from 1994 to 1995 principally as percentage increases in translator costs (compared to both segment and total company revenues) more than offset percentage decreases in teacher costs. The increases in translator costs occurred as the Company aggressively expanded services to the information technology industry while the teacher cost ratio improvements were favorably impacted by higher usage of supplemental CD- ROM teaching aids, as well as increased semi-private and group lessons. From 1995 to 1996, the COS Ratio declined primarily due to: a) a continued percentage reduction in teacher costs;
b) a decline in Publishing's cost of materials; and c) an overall percentage decrease in rent and premises upkeep due to renegotiated language center leases, partially offset by expanded translation facilities. Translator costs as a percentage of 1996 total company revenues increased from the prior year, but remained consistent with 1995 as a percentage of Translations Services revenues. Translation Services margins are expected to improve as growth stabilizes and production efficiencies improve.

Selling, general and administrative expenses as a percentage of sales ("SGA Ratio") declined from 1994 to 1995, principally as the effect of higher advertising expenditures was more than offset by decreases in other administrative cost percentages. The SGA Ratio increased from 1995 to 1996, primarily reflecting higher franchise related expenses and a percentage increase in administrative salaries, including the impact in 1996 of $1.6 million expense related to the Company's Supplemental Executive Retirement Plan ("SERP") and New Long-Term Incentive Plan ("New LTIP").

The year to year comparison of the results of operations are discussed in further detail in the sections which follow.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------

The Company's Language Instruction sales for the twelve months ended December 31, 1996 were $274.0 million, 1.3% above the same period in 1995, reflecting increases in all geographic divisions except Asia. North America's sales increase ($5.1 million, or 9.4%) was primarily due to volume increases and strong performance from specialty programs such as Berlitz on Campus(TM) and cross cultural programs. The increase in Latin American revenues ($4.5 million, or 12.3%) was primarily attributable to volume increases in Brazil and a higher ARPL in Mexico, which more than offset weakness in Venezuela. The improvement in Central/Eastern European revenues ($2.7 million, or 4.6%) mainly reflects increases in lesson volume and ARPL, experienced in most countries in the division, partially offset by the unfavorable effects of exchange rate fluctuations ($3.5 million, or 5.9%), more than half of which is due to the strengthening of the U.S. dollar against the German mark. Asia's sales decline ($9.0 million, or 11.5%) resulted primarily when favorable volume and price fluctuations were more than offset by unfavorable exchange rate fluctuations ($10.9 million) due to a stronger dollar versus the Japanese yen. Western Europe's results increased $0.2 million from the prior year, reflecting a number of factors, including volume increases in Denmark and Belgium and an improved ARPL in France and Italy, all of which were partially offset by volume declines in France and unfavorable exchange rate fluctuations ($0.8 million, or 1.9%) arising primarily from the strengthening of the U.S. dollar against the French and Belgium francs.

During the twelve-month period ended December 31, 1996, the number of lessons given was approximately 5.1 million, 3.9% above the same period in the prior year. Lesson volume in North America improved by 4.3% over the prior year. Lesson volume in Asia rose only 0.4% from 1995, reflecting the negative effects of a continuing flat economy in Japan, and declines in Thailand. Lesson volume in Latin America rose by 7.0% from prior year, primarily due to increases in Brazil and Colombia (reflecting strong economic conditions), and increases in Venezuela despite economic turmoil, offset by a 4.2% drop in Mexico, which is recovering from the 1994/1995 devaluation of the Mexican peso. Central/Eastern Europe lesson volume increased by 7.0% over 1995, reflecting strong demand for the Company's services in Poland, Israel, and Slovenia. Lesson volume in Western Europe remained flat with 1995, primarily as improvements in Denmark and Belgium were offset by declines in France.

For the twelve months ended December 31, 1996, ARPL was $44.91 as compared to $46.70 in the comparable prior-year period. The decline reflected the unfavorable effect of exchange rate fluctuations. ARPL ranged from a high of approximately $70.75 in Japan to a low of $16.61 in the Slovak Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened new language centers during 1996 in Korea, Singapore, Colombia, the Czech Republic, Greece and Poland.

Translation segment sales were $76.9 million for the twelve-month period ended December 31, 1996, an increase of $12.9 million, or 20.1%, from the same period in 1995. Most of this growth occurred in Ireland and the United States. The U.S. sales increase was attributed primarily to increased volume from certain key clients and to the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software related services to new and existing clients. In addition, sales increases in certain Western European countries also reflected the expansion of software-related services. Revenue growth is expected to continue since the Company has established a foundation as a world leader in documentation translation and software related services.

Publishing segment sales were $15.2 million for the twelve months ended December 31, 1996, $1.4 million or 8.2% below 1995, reflecting a reduction in revenues from licensing activities and a general slowdown in the travel publishing segment.

EBITA for the year was $33.6 million, or 9.2% of sales in 1996, compared to $33.0 million, or 9.4% of sales, in the same prior year period. The percentage decline in 1996 primarily reflected margin decreases in the Translation and Publishing segments, as well as the impact of SERP related expense.

Instruction segment EBITA for the twelve months ended December 31, 1996 was $44.1 million, or 16.1% of segment sales, compared to $39.9 million, or 14.8% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in teacher costs, rent and premises upkeep, and advertising, partially offset by higher franchise related expenses and administrative salaries.

Translation segment EBITA for the twelve-month period ended December 31, 1996 was $5.0 million, or 6.6% of segment sales, compared to $5.5 million, or 8.6% of segment sales, in the prior year. The 1996 results were hurt by costs associated with the significant expansion of Asian production resources, certain lower margin contracts and certain non-recurring costs. Exchange rate fluctuations were not material.

Publishing segment EBITA was $1.1 million in the 1996 twelve-month period, compared to EBITA of $1.6 million in the prior year. Results in 1996 were negatively impacted by costs associated with the relocation of Publishing's editorial and production functions from the United Kingdom to the United States, as well as by the loss of licensing revenues. Exchange rate fluctuations were not material.

Non-segment related corporate and divisional expenses included in EBITA were $16.6 million for the twelve months ended December 31, 1996, compared with $14.0 million in the same prior year period. This increase was primarily attributable to a reallocation of resources under the new matrix management structure in 1996, and to expenses associated with the SERP and corporate training programs.

Amortization of publishing rights, excess of cost over net assets acquired and other intangibles decreased by $0.7 million, or 5.1%, from the prior twelve month period, primarily due to the effects of translating into U.S. dollars the excess of cost over net assets acquired related to the Company's foreign subsidiaries.

Interest expense on long-term debt for the twelve months ended December 31, 1996 decreased by $1.0 million, or 11.7%, from the comparable prior year period, primarily due to scheduled principal repayments and a lower average interest rate on a portion of the Company's long-term debt.

Interest expense to affiliates for the year ended December 31, 1996 increased by $0.4 million, or 28.6%, from the prior twelve month period, due to a $6.0 million increase in notes payable to the Company's majority shareholder (see "Liquidity and Capital Resources").

Other  income,  net for the twelve months ended  December 31, 1996  increased by
$0.2 million, or 13.6%, from the prior year, primarily as a favorable $2.1 million fluctuation in foreign exchange gains (principally reflecting the impacts of certain Japanese yen, Swiss franc, U.S. dollar and British pound denominated intercompany transactions) more than offset: a) a decline in interest income on temporary investments due to lower average cash balances, b) a lower gain on the Company's German mark floating rate coupon swap which was settled in January 1996; c) the absence of non-recurring joint venture-related income, which reduced expenses in 1995, and d) a favorable fluctuation in losses on disposal of fixed assets, which was significantly increased in 1995 due to certain Japanese language centers relocations.

Minority interest in subsidiary earnings increased $0.4 million, or 35.9%, from the prior year due to higher net income in the Company's Japanese subsidiary.

The Company recorded an income tax expense of $7.5 million, or an effective rate of 58.6%, during the current twelve-month period. This compared to an income tax expense of $7.4 million, or an effective rate of 68.7%, in the prior year's period. The effective tax rates in both 1996 and 1995 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

Net income for the twelve months ended December 31, 1996 was $3.8 million, or $0.40 per share, compared to net income of $2.3 million, or $0.23 per share, in the comparable prior year's period. This improvement of $1.5 million resulted primarily from a higher operating profit and a reduced effective tax rate in 1996.


YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994
-------------------------------------------------------------

Sales for the year ended December 31, 1995 were $351.1 million, 17.0% above the same period in the prior year, reflecting increases in the Language Instruction, Translations and Publishing segments.

Language Instruction sales for the twelve months ended December 31, 1995 were $270.5 million, $26.0 million or 10.6% above the same period in 1994, reflecting increases in all geographic divisions. The improvement in Asian sales from 1994 ($5.6 million, or 7.7%) resulted primarily from the favorable impact of exchange rate fluctuations ($6.3 million) due to the weakening of the U.S. dollar against the Japanese yen. Central/Eastern Europe's increase ($7.9 million, or 15.6%) was favorably impacted by exchange rate fluctuations ($6.2 million), due primarily to the weakening of the U.S. dollar against the German mark and the Swiss franc, and by operating activity in almost all countries. The improvement in Western Europe's revenues ($6.5 million, or 18.4%) was due both to favorable exchange rate fluctuations ($3.6 million, primarily reflecting the weakening of the U.S. dollar against the Belgian and

French francs) and to favorable operating activity primarily in Italy, Belgium, the United Kingdom and Holland. The improvement in Latin American revenues ($3.8 million, or 11.4%) was primarily due to volume and price increases in Brazil and Colombia, reflecting improved economic conditions, which more than offset the unfavorable effect of the devaluation of the Mexican peso.

During the twelve-month period ended December 31, 1995, the number of lessons given was approximately 4.9 million, 3.6% above the same period in the prior year. Lesson volume in Asia decreased 1.1% from 1994, unfavorably affected by declines in Japan due in part to the Kobe earthquake in early 1995 and a continuing flat economy. Lesson volume in Latin America increased by 7.6% from prior year, primarily due to increases in Brazil and Colombia resulting from improved economic conditions. Lesson volume in Central/Eastern Europe increased 6.6% over 1994 as increases in most countries more than offset slight decreases in Germany (2.3%, due primarily to competition) and Switzerland (2.0%, due primarily to economic conditions). Lesson volume in Western Europe increased by 7.4% over 1994 as increases in most countries more than offset slight decreases in Spain (0.3%, due primarily to competition), Norway (2.2%) and Sweden (2.7%).

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

Translations sales were $64.0 million for the twelve-month period ended December 31, 1995, an increase of $24.0 million, or 60.1%, from the same period in 1994. This increase was primarily due to higher volume and, to a lesser degree, favorable exchange rate fluctuations resulting from a weakening of the U.S. dollar against the Irish punt, the Danish krone, and the German mark. Most of the volume growth occurred in the United States, Ireland, Germany, Denmark and France. The U.S. sales increase was attributed primarily to increased volume from certain key clients and the expansion into new and existing markets. Ireland's revenue increase resulted from the increased volume from certain key clients, development of new customers and the expansion of software related services. In addition, sales increases in Germany and certain Western European countries reflected general business expansion.

Publishing segment sales were $16.6 million for the twelve months ended December 31, 1995, $0.8 million or 5.4% above 1994 sales, reflecting both favorable exchange rate fluctuations versus the British pound and positive operating results in the United States, primarily from an increase in travel- related product sales and revenues from licensing activities.

The Company's EBITA for the year was $33.0 million, or 9.4% of sales in 1995, compared to $28.7 million, or 9.5% of sales, in the same prior year period. Included in 1995 were expenses of $1.9 million, which primarily related to the Company's worldwide corporate image campaign; these types of expenses were not incurred in prior years' periods. The percentage change was also impacted by faster growth in the Translation segment than in the higher margin Language Instruction segment.

Instruction segment EBITA for the twelve months ended December 31, 1995 was $39.9 million, or 14.8% of segment sales, compared to $35.9 million, or 14.7% of segment sales, in the comparable prior year period. This percentage improvement was primarily due to percentage reductions in teacher costs, offset by increases in certain other expenses.

Translation segment EBITA for the twelve-month period ended December 31, 1995 was $5.5 million, or 8.6% of segment sales, compared to $3.1 million, or 7.7% of segment sales, in the prior year. This percentage improvement was primarily the result of percentage reductions in most fixed administrative expenses, which more than offset percentage increases in translator costs.

Publishing segment EBITA was $1.6 million in the 1995 twelve-month period, compared to EBITA of $0.9 million in the prior year.

Non-segment related corporate and divisional expenses included in EBITA were $14.0 million for the twelve months ended December 31, 1995, compared with $11.3 million in the same prior year period. This increase primarily reflected 1995 expenses associated with the Company's corporate image campaign and its franchising program, as well as higher administrative expenses.

Amortization of publishing rights, excess of cost over net assets acquired and other intangibles was $13.4 million for the year ended December 31, 1995, an increase of 5.3% from $12.8 million in the comparable prior-year period. This increase was primarily attributable to the effect of translating into U.S. dollars the excess of cost over net assets acquired related to the Company's foreign subsidiaries.

Interest expense on long-term debt for the year ended December 31, 1995 decreased by $1.9 million, or 18.0%, from the comparable prior-year period, primarily due to scheduled principal repayments and the refinancing of a portion of long-term debt in September 1994.

Interest expense to affiliates for the year ended December 31, 1995 increased by $1.1 million from the comparable prior-year period, due to a full year's outstanding balance on borrowings from Benesse.

Other income, net for the twelve months ended December 31, 1995 decreased by $1.6 million, or 55.8%, from the same prior-year period, primarily as joint venture-related income (consisting principally of value-added-tax refunds and a reduction in accrued expenses) and a $1.2 million gain on the Company's German mark coupon swap was more than offset by: a) lower net foreign exchange gains (reflecting principally the adverse impact of certain yen and Swiss franc denominated intercompany transactions), b) higher non-operating taxes and c) losses from the disposal of fixed assets in 1995 in connection with the consolidation and relocation of certain Japanese centers for the purpose of reducing overhead costs.

Minority interest in subsidiary earnings increased $0.4 million, or 49.9%, from the prior year due to higher net income in the Company's Japanese subsidiary.

The Company recorded an income tax expense of $7.4 million, or an effective rate of 68.7%, during the current period. This compared to an income tax expense of $6.2 million, or an effective rate of 79.0%, in the prior year. The effective tax rates in both 1995 and 1994 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible charges related to the amortization of goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES

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

Net cash provided by operating activities was $25.4 million, $16.6 million and $21.0 million for the years ended December 31, 1996, 1995 and 1994, respectively. These cash flows were affected by tax refunds of approximately $1.3 million, $1.4 million and $5.6 million which were received in 1996, 1995 and 1994, respectively. The 1994 refund principally was due to tax deductions related to the bankruptcy filing of the indirect former parent of the Company. In reconciling reported net income to net cash provided by operations, changes in net operating assets decreased operating cashflows by $0.4 million, $6.9 million and $0.4 million in 1996, 1995 and 1994, respectively. The 1996 change in net operating assets was primarily attributable to a number of factors, including: a) accounts and unbilled receivable increases, primarily from Translations sales growth; b) an increase in franchising- related inventory; c) an increase in deferred revenues in Ireland, Japan, Poland, Mexico and Canada;
d) an increase in accrued interest payable on affiliate debt; and e) higher taxes payable. The 1995 change in net operating assets was primarily attributable to a $10.5 million increase in accounts receivable due to sales growth in the Translations business segment, partially offset by a change in income taxes payable of $3.9 million, primarily adjusting the current tax provision for a net operating loss benefit recorded to the excess of cost over net assets acquired. The 1994 change in net operating assets primarily reflected the effects of accounts receivable increases from Translations segment sales growth, a decrease in other current liabilities due to payment of non-recurring Merger-related restructuring costs, and an increase in other liabilities due primarily to accruals for future taxes and the reflection of the entire $3.2 million change in the fair value of the Company's currency coupon swap agreements.

Net cash used in investing activities, which totaled $13.1 million, $7.9 million and $8.0 million in 1996, 1995 and 1994, respectively, consisted primarily of capital expenditures for the opening of new facilities and the refurbishing of existing facilities, and, in 1995, for the relocation and consolidation of certain centers in Japan. Included in 1996 were capital expenditures of $3.2 million related to the April 1996 relocation of the Company's corporate headquarters and Princeton language center to a new facility in Princeton, New Jersey. 1996 also reflected higher Translation segment expenditures than in prior years due to the segment's growth. Included in 1994 were investments in joint ventures of $1.3 million, respectively, primarily for shutdown-related costs.

Net cash used for financing activities totaled $11.0 million and $9.4 million in 1996 and 1995, respectively, compared with net cash provided of $2.0 million in 1994. A substantial portion of this activity represents repayments of certain long-term indebtedness incurred in 1993 in connection with the Merger ( the "Acquisition Debt Facilities"). Certain financial covenants contained in the Acquisition Debt Facilities restrict the ability of the Company to pay dividends and the Company does not expect to pay dividends during the term of the Acquisition Debt Facilities. Additional activity included the March 1996 receipt of the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse, which together with prior affiliate indebtedness incurred in 1994 (collectively, the "Benesse Notes"), had a combined balance at December 31, 1996 of $38.3 million. Principal and interest repayment on the Benesse notes are deferred until all obligations under the Acquisition Debt Facilities are satisfied. Finally, in April 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation, plc (In Administration) at a price of $9 per share. Such shares were placed into treasury and reserved for future use.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company was party at December 31, 1996 to five currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair value of these agreements at December 31, 1996, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.5 million.

Effective January 1, 1996, the Company established the SERP to provide retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments which could result in additional tax payments of approximately $9.3 million, plus accrued interest. The Company is contesting the deficiency notice, and intends to fund any deficiency that may ultimately result, by settlement or litigation, through the Company's cash resources. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plans.

On October 4, 1996, the Company filed a Protest with the Government Accounting Office ("GAO") protesting the Department of Justice, Executive Office for Immigration Review ("EOIR") award of its nationwide interpreter services contract for the next five years to a competing bidder. The Company has been the contractor for these EOIR services for the last 10 years and its 1996 revenues under the current contract were approximately $10.0 million. On January 13, 1997, the GAO sustained the Company's protest and recommended that the EOIR contract be awarded to Berlitz. On March 21, 1997, EOIR advised the Company that based on the GAO decision, and after reviewing its programmatic needs, the Department of Justice had selected the Company to receive the interpreter services contract. It is anticipated that contract documents will be finalized by the end of March 1997. The contract award is subject to applicable government procurement laws, including EOIR's right to initiate recompetition for a portion (less than 5%) of the EOIR contract; to elect not to exercise its annual renewal rights under the EOIR contract for the contract year beginning May 1, 1999; and any contract Protest rights of third persons.

At December 31, 1996, the Company's liquid assets of $25.8 million consisted of cash and temporary investments. At December 31, 1996, the Company does not have any material commitments for capital expenditures. During 1997, the Company anticipates capital expenditures to increase in connection with the expansion of the Company's Translations segment and the refurbishment of the Company's language centers. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward- Looking Statements. Such risks, uncertainties and other factors include, among others: the finalization of definitive contract documents and the future continuation of the EOIR contract; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; the

Company's success in selling new franchises; as well as more general factors affecting future cashflows, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

                                                                          PAGE

REPORT OF INDEPENDENT AUDITORS                                             34

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED
    FINANCIAL STATEMENTS                                                   35

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Statements of Operations, years ended
           December 31, 1996, 1995 and 1994                                36

    Consolidated Balance Sheets, December 31, 1996 and 1995                37

    Consolidated Statements of Shareholders' Equity, years ended
           December 31, 1996, 1995 and 1994                                38

    Consolidated Statements of Cash Flows, years ended
           Decembe  31, 1996, 1995 and 1994                                39

    Notes to Consolidated Financial Statements                             40

FINANCIAL STATEMENT SCHEDULE:

           Schedule II.  Valuation and Qualifying Accounts                 59


           All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1996, 1995 and 1994. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1996, 1995 and 1994, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  DELOITTE & TOUCHE LLP
---------------------------
New York, New York
February 21, 1997

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





/s/  HENRY D. JAMES
--------------------
Henry D. James
Executive Vice President and Chief Financial Officer

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                  YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                              1996               1995             1994
                                                    --------------     --------------     ------------

Sales of services and products                      $    366,067       $      351,139     $    300,234
                                                    --------------     --------------     ------------

Costs and expenses:
    Cost of services and products sold                   218,758              213,073          179,869
    Selling, general and administrative                  113,695              105,039           91,703
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                  12,746               13,425           12,750
    Interest expense on long-term debt                     7,647                8,658           10,559
    Interest expense to affiliates                         1,848               1,437               384
    Other income, net                                      (1,441)            (1,269)           (2,873)
                                                    --------------     --------------     -------------
         Total costs and expenses                        353,253              340,363          292,392
                                                    -------------      --------------     ------------

Income before income taxes and minority
    interest in earnings of subsidiary                     12,814              10,776            7,842

Income tax expense                                         7,508                7,400            6,195

Minority interest in earnings
     of subsidiary                                         1,503                1,106              738
                                                    -------------      --------------     ------------

Net income                                          $      3,803       $        2,270     $        909
                                                    =============      ==============     ============


Earnings per common share                           $       0.40       $         0.23     $       0.09
                                                    =============      ==============     ============

Average number of shares (000)                             9,569               10,033           10,033
                                                    =============      ==============     ============


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                          DECEMBER 31,
                                                                                    1996                1995
                                                                                ------------         ----------
ASSETS
Current assets:
Cash and temporary investments                                                  $     25,781         $   25,402
Accounts receivable, less allowance for doubtful accounts
 of  $1,914 and $1,468                                                                36,048             34,825
Unbilled receivables                                                                   3,807              2,744
Inventories, net                                                                      10,260              9,343
Prepaid expenses and other current assets                                              6,815              6,856
                                                                                ------------         ----------
 Total current assets                                                                 82,711             79,170
Property and equipment, net                                                           29,363             25,626
Publishing rights, net of accumulated
 amortization of $3,504 and $2,524                                                    18,864             19,114
Excess of cost over net assets acquired and other intangibles, net
 of accumulated amortization of $46,049 and $35,114                                  417,611            439,407
Other assets                                                                          12,696             13,613
                                                                                ------------         ----------
 Total assets                                                                   $    561,245         $  576,930
                                                                                ============         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                               $     10,741         $   11,371
Accounts payable                                                                       5,383              7,481
Deferred revenues                                                                     34,748             35,608
Payrolls and commissions                                                              10,227             10,846
Income taxes payable                                                                   4,207              2,251
Accrued expenses and other current liabilities                                        12,273             11,523
                                                                                ------------         ----------
 Total current liabilities                                                            77,579             79,080

Long-term debt                                                                        56,353             67,081
Notes payable to affiliates                                                           38,294             31,534
Deferred taxes and other liabilities                                                  22,348             21,290
Minority interest                                                                      9,264              7,529
                                                                                ------------         ----------
 Total liabilities                                                                   203,838            206,514
                                                                                ------------         ----------

Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares authorized;
 10,033,013 shares issued                                                              1,003             1,003
Additional paid - in capital                                                         368,658           368,658
Retained earnings (deficit)                                                            3,426              (377)
Cumulative translation adjustment                                                    (10,037)            1,132
Treasury stock at cost; 627,000 shares                                                (5,643)             --
                                                                                ------------         ----------
 Total shareholders' equity                                                          357,407            370,416
                                                                                ------------         ----------
 Total liabilities and shareholders' equity                                     $    561,245         $  576,930
                                                                                ============         ==========


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                      ADDITIONAL    RETAINED     CUMULATIVE                  TOTAL
                                           COMMON       PAID-IN     EARNINGS     TRANSLATION   TREASURY   SHAREHOLDERS'
                                            STOCK       CAPITAL     (DEFICIT)    ADJUSTMENT     STOCK        EQUITY
                                          ---------    ---------    ---------    ---------    ---------    ---------

Balance at January 1, 1994                $   1,003    $ 368,658    $  (3,556)   $  (1,152)   $    --      $ 364,953

Net income                                                                909                                    909
Translation adjustment and other,
   including the effects of certain
    hedges and  intercompany
    transactions                                                                       598                       598
Allocated income taxes                                                                 775                       775
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1994                  1,003      368,658       (2,647)         221         --        367,235

Net income                                                              2,270                                  2,270
Translation adjustment and other,
   including the effects of certain
    hedges and  intercompany
    transactions                                                                       414                       414
Allocated income taxes                                                                 497                       497
                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1995                  1,003      368,658         (377)       1,132         --        370,416

Net income                                                              3,803                                  3,803

Translation adjustment and other,
   including the effects of certain
    hedges and intercompany
    transactions                                                                   (10,266)                  (10,266)
Allocated income taxes                                                                (559)                     (559)
Transfers from CTA related to
    liquidation of foreign subsidiaries                                               (344)                     (344)
Treasury share purchase                                                                          (5,643)      (5,643)

                                          ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1996              $   1,003    $ 368,658    $   3,426    $ (10,037)   $  (5,643)   $ 357,407
                                          =========    =========    =========    =========    =========    =========




See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                  1996           1995           1994
                                                                --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  3,803       $  2,270       $    909
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   7,972          7,099          6,423
    Amortization of publishing rights, excess of cost over
      net assets acquired, and other intangibles                  12,746         13,425         12,750
    Minority interest in earnings of subsidiary                    1,503          1,106            738
    Deferred income taxes                                           (172)        (1,405)         1,737
    Provision for bad debts                                        1,168            349            442
    Foreign exchange (gains) losses, net                          (1,005)         1,131         (1,707)
    Gains on currency coupon swap agreements                        (399)        (1,151)          --
    Equity in (gains) losses of joint ventures                       187            (13)            15
    Losses on disposal of fixed assets                                70            622            136
    Changes in operating assets and liabilities:
        (Increase) in accounts and unbilled receivables           (3,900)       (10,504)        (4,242)
        (Increase) decrease in inventories                        (1,039)          (154)         2,321
        (Increase) in prepaid expenses and other assets           (1,130)        (1,256)        (3,343)
        Increase (decrease) in deferred revenues                   1,732           (650)           419
        Increase (decrease) in accounts payable and
          other current liabilities                                 (772)         1,125         (4,002)
        Increase in due to affiliates                              1,862          1,416            384
        Increase (decrease) in income taxes payable                2,178          3,893           (868)
        Increase (decrease) in other liabilities                     630           (752)         8,913
                                                                --------       --------       --------
    Net cash provided by operating activities                     25,434         16,551         21,025
                                                                --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                             (13,034)        (8,035)        (5,892)
Acquisitions of businesses                                          --              (15)          (894)

Refunds from (investments in) joint ventures                         (72)           177         (1,259)
                                                                --------       --------       --------
    Net cash used in investing activities                        (13,106)        (7,873)        (8,045)
                                                                --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes payable to affiliates                            6,000           --           30,145
Repayment of long-term debt                                      (11,366)        (9,325)       (24,935)
Payments to acquire treasury stock                                (5,643)          --             --
Net repayments under revolving credit agreement                     --             --           (3,000)
Payment of deferred financing costs                                 --             (107)          (232)
                                                                --------       --------       --------

    Net cash provided by (used in) financing activities          (11,009)        (9,432)         1,978
                                                                --------       --------       --------

Effect of exchange rate changes
    on cash and temporary investments                               (940)            (9)          (531)
                                                                --------       --------       --------

Net increase (decrease) in cash and
    temporary investments                                            379           (763)        14,427

Cash and temporary investments at beginning of period             25,402         26,165         11,738
                                                                --------       --------       --------

Cash and temporary investments at end of period                 $ 25,781       $ 25,402       $ 26,165
                                                                ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for:
        Interest                                                $  6,835       $  7,736       $  8,988
                                                                ========       ========       ========
        Income taxes                                            $  6,640       $  6,556       $  6,070
                                                                ========       ========       ========
    Cash refunds of income taxes                                $  1,298       $  1,371       $  5,584
                                                                ========       ========       ========
    Noncash investing activities:
        Accounts payable for capital expenditures in Japan      $   --         $    456       $   --
                                                                ========       ========       ========


See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------------------------------------------

         a) Nature of Operations - Berlitz International, Inc. (the "Company") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through three business segments:
             Language Instruction, Translation Services and Publishing. Over 73% of its 1996 revenues are denominated in currencies other than the U.S. dollar.

             In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company (which currently represents 71.6% of the outstanding Common). Subsequent to the Merger, public shareholders of the Company hold the remaining outstanding Common.

             Since 1990, Benesse has also owned a 20% minority interest in the equity of the Company's Japanese subsidiary, Berlitz Japan, Inc. ("Berlitz-Japan").

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

         d) Revenue Recognition and Unbilled Receivables - Revenues are recognized in the Instruction and Publishing business segments when services are rendered to the customer or when products are shipped, as applicable. Translation Services contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progress. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable. Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. Unbilled amounts will be invoiced in subsequent periods upon reaching certain milestones.

         e) Inventories - Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market.

         f) Deferred Financing Costs - Direct costs relating to the indebtedness incurred in connection with the Merger and the Benesse borrowings (see Notes 6 and 9) have been capitalized and are being amortized by the interest method over the terms of the related debt.

         g) Property and Equipment - Property and equipment is stated at cost and depreciated over estimated useful lives, using principally accelerated methods.

         h) Publishing Rights - Publishing rights are associated with the Company's proprietary language instruction print materials and travel related titles. They are being amortized on a straight-line basis over 25 years. The carrying value of publishing rights is evaluated periodically to determine if there has been a loss in value by considering the impacts of expected future revision dates. Publishing rights will be written off if and when it has been determined that an impairment in value has occurred.

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

         m) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other income, net" in the Consolidated Statements of Operations.

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

             The carrying amounts reported in the balance sheets for cash and temporary investments, accounts receivable and payable, accrued expenses, accrued income taxes and short-term borrowings approximate fair value due to the short-term nature of these instruments.

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

         p) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1996 presentation.


2.       EARNINGS PER SHARE
         ------------------

         Earnings per share of common stock is determined by dividing net income by the weighted average number of common shares outstanding.

         Primary and fully diluted earnings per share of common stock are the same since there were no common stock equivalents outstanding during the years ended December 31, 1996, 1995 or 1994.

3.       PROPERTY AND EQUIPMENT, NET
         ---------------------------

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1996            1995
                                                        -------          -------

         Building and leasehold improvements            $17,938          $17,749
         Furniture, fixtures and equipment               25,318           19,766
         Land                                             1,382            1,403
                                                        -------          -------
                                                         44,638           38,918
         Less: accumulated depreciation
                 and amortization                        15,275           13,292
                                                        -------          -------
                  Total                                 $29.363          $25,626
                                                        =======          =======



4.       OTHER INCOME, NET
         -----------------

                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           1996          1995          1994
                                                         -------       -------       -------

         Interest income on temporary investments        $  (728)      $(1,278)      $(1,692)
         Foreign exchange (gains) losses, net             (1,005)        1,131        (1,707)
         Gains on currency coupon swap agreement            (399)       (1,151)         --
         Equity in (gains) losses of joint ventures          187           (13)           15
         Joint venture-related income                       --          (1,299)         --
         Other non-operating taxes                           586           669            48
         Term Loan administration fee                        150           150           150
         Losses on disposal of fixed assets                   70           622           136
         Other interest income, net                          (67)         (242)         (173)
         Other (income) expense, net                        (235)          142           350
                                                         -------       -------       -------
             Total other income, net                     $(1,441)      $(1,269)      $(2,873)
                                                         =======       =======       =======


5.       INCOME TAXES
         ------------

         The components of the deferred tax liability at December 31, 1996 and 1995 were as follows:

                                                           1996           1995
                                                         -------        -------

         Deferred tax assets:
              Inventory                                  $   827        $   896
              Property and equipment depreciation            122           --
              Deferred revenue                             1,836          1,107
              Unrealized hedging losses                      243          1,272
              Accrued expenses                             2,871          3,689
              Net operating losses                        12,965         18,828
                                                         -------        -------
                Total deferred tax assets                 18,864         25,792
                                                         -------        -------

         Deferred tax liabilities:
              Joint ventures                              (368)            (408)
              Property and equipment depreciation         --               (226)
              Unrealized hedging gains                     (80)            (410)
              Publishing rights amortization            (7,853)          (8,052)
              Other intangibles amortization               (92)            --
                                                      --------         --------
                 Total deferred tax liabilities         (8,393)          (9,096)
                                                      --------         --------

         Net deferred tax assets                        10,471           16,696
           Valuation allowance                         (13,036)         (18,874)
                                                      --------         --------
         Net deferred tax liability                   $ (2,565)        $ (2,178)
                                                      ========         ========


         As a result of the Merger, $4,086 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses becomes more likely than not.


         The Company's effective tax rate for 1996 was 58.6%, compared with 68.7% and 79.0% in 1995 and 1994, respectively.

         The provision (benefit) for income taxes is as follows:

                                              U.S.                                U.S. STATE
                                            FEDERAL            FOREIGN*           AND LOCAL         TOTAL
                                        --------------      --------------      -------------    ------------
         Year ended December 31, 1996:
             Current                    $       1,945       $       5,364       $        371     $     7,680
             Deferred                            (182)                 (7)                17            (172)
                                        --------------      --------------      -------------    ------------
             Total                      $       1,763      $        5,357      $         388     $     7,508
                                        ==============      ==============      =============    ============

         Year ended December 31, 1995:
             Current                    $         272       $       8,062       $        471     $      8,805
             Deferred                          (1,180)                116               (341)          (1,405)
                                        --------------      --------------      -------------    -------------
             Total                      $        (908)      $       8,178       $        130     $      7,400
                                        ==============      ==============      =============    =============

         Year ended December 31, 1994:
             Current                    $         202       $       3,887       $        369     $      4,458
             Deferred                           1,286                 166                285            1,737
                                        --------------      --------------      -------------    -------------
             Total                      $       1,488       $       4,053       $        654     $      6,195
                                        ==============      ==============      =============    =============



         * Pre-tax income from foreign operations of the Company was $22,429, $20,232, and $13,541 for the twelve months ended December 31, 1996, 1995 and 1994, respectively.

        The provision (benefit) for deferred taxes is summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                         1996               1995               1994
                                                    -------------      --------------     --------------

         Accrued liabilities                        $         88       $         (76)     $       2,430
         Foreign exchange                                    232                 410                -
         Benefit of net operating loss                      (313)               (228)            (2,646)
         Amortization of intangibles                        (199)             (1,536)             2,027
         Other, net                                          20                   25                (74)
                                                    -------------      --------------     --------------
             Total                                  $       (172)      $      (1,405)     $       1,737
                                                    =============      ==============     ==============


         The difference between the effective income tax and the U.S. Federal statutory tax rate is explained as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                        1996        1995        1994
                                                       ------      ------      ------

         U.S. Federal statutory  tax rate                35.0%       35.0%       35.0%
         Foreign income taxes, net of Federal
           income tax benefits                          (34.5)        3.3       (28.0)
         U.S. state and local income taxes,
           net of Federal income taxes                    2.0         3.0         6.0
         Net domestic and foreign losses                 12.4         3.9        14.1
         Amortization and writeoff of intangibles        34.8        30.5        58.6
         Other, net                                       8.9        (7.0)       (6.7)
                                                       ------      ------      ------
                 Total                                   58.6%       68.7%       79.0%
                                                       ======      ======      ======


         For tax return purposes, at December 31, 1996 the Company has a U.S. Federal net operating loss carryforward of $13,792. Such loss may be carried forward through the year 2006. In addition to the U.S. Federal net operating loss carryforward, the Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

         At December 31, 1996, accumulated earnings of foreign subsidiaries of $49,087 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of $2,585 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

6.       LONG-TERM DEBT
         --------------

         Long-Term Debt consists of the following:

                                                              DECEMBER 31,
                                                 -----------------------------------
                                                           1996                 1995
                                                 --------------       --------------
              Term Loan                          $       10,500       $       21,550
              Senior Notes                               56,000               56,000
              Other                                         594                  902
                                                    ----------           -----------
                 Total debt                              67,094               78,452
              Less current maturities                    10,741               11,371
                                                 --------------       --------------
                 Long-term debt                  $       56,353       $       67,081
                                                 ==============       ==============


          Annual maturities of long-term debt outstanding as of December 31, 1996 are as follows: 1997, $10,741; 1998, $353; 1999, $14,000; 2000,
          $14,000; 2001, $14,000; thereafter, $14,000.

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

          Borrowings under the Bank Term Facility bear interest at variable rates based on, at the option of the Company, (i) Chase Manhattan's alternate base rate plus a spread of 1.0%-1.5% or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a spread of 2.0%-2.5%. The spread applicable to the borrowings under the Bank Term Facility will depend on a specified debt-to-cash flow ratio of the Company. The average interest rate on the Term Loan during 1996 was approximately 7.63%. The Senior Notes bear interest at 9.79%.

          The Acquisition Debt Facilities contain certain  covenants,  including
          (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company, (ii) limitations on the payment of dividends by the Company on its capital stock and (iii) a requirement that the Company maintain foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies. The Acquisition Debt Facilities also contain financial covenants requiring the Company to maintain certain levels of earnings, liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1996, the Company was in compliance with all Acquisition Debt Facilities covenants.

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

7.        COMMITMENTS AND CONTINGENCIES
          -----------------------------

          LEASE COMMITMENTS

          The  Company's   operations   are  primarily   conducted  from  leased
          facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.

          Rent expense, principally for language centers, amounted to $26,020, $25,443 and $24,816, for the years ended December 31, 1996, 1995 and 1994, respectively. Certain leases are subject to escalation clauses and/or renewal options.

          The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1996 are as follows: 1997-$13,640; 1998-$10,189; 1999-$7,907; 2000-$5,808;
          2001-$4,876; and an aggregate of $19,363 thereafter.

          LEGAL PROCEEDINGS

          The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

          IRS DEFICIENCY NOTICE

          In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 U.S. Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at December 31, 1996.

          SEVERANCE AGREEMENTS

          The Company has severance agreements with two key employees which generally provide for termination payments of one times annual base salary, plus a portion of the Company's bonus plan awards. The agreements also provide for the continuation of certain benefits. The maximum contingent liability under such agreements is approximately $800.

8.        FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES
          ---------------------------------------------

          a)  Currency coupon swap agreements

          Pursuant to a covenant under the Acquisition Debt Facilities, the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to periodically exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts. Credit loss from counterparty nonperformance is not anticipated.

          The periodic interest exchanges for agreements existing during 1996 were based upon annual interest rates applied to notional amounts as follows:


                           INTEREST PAYMENTS TO FINANCIAL INSTITUTION    INTEREST RECEIPTS FROM FINANCIAL INSTITUTION
                           ------------------------------------------    --------------------------------------------
                             NOTIONAL AMOUNT (000'S)      INTEREST RATE   NOTIONAL AMOUNT (000'S)       INTEREST RATE
                             -----------------------      -------------   -----------------------       -------------
FIXED RATE
AGREEMENTS:
                Japanese Yen               2,335,500             9.71%               $     22,500            9.79%
                Swiss Franc                   11,475             9.89%               $      7,500            9.79%
                British Pound                  5,133            10.43%               $      7,550            9.79%
                Canadian Dollar                5,596            10.43%               $      4,300            9.79%
                German Mark                   60,165             4.78%               $     35,000            5.31%

FLOATING RATE
AGREEMENTS:
                German Mark                   60,165          DEM-LIBOR-BBA          $     35,000         USD-LIBOR-BBA
                                                                +2.8%                                       +2.5%



         The Company marks coupon swaps to market. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

         During the second half of 1995, the German mark floating rate agreement became ineffective as a hedge of the Company's net investment in its German subsidiaries, and consequently the Company recognized a foreign exchange gain of $1,151 in its Consolidated Statement of Operations within "Other income, net". On January 23, 1996, the Company exchanged this swap for a fixed interest rate coupon-only currency swap of equal fair value. The Company recognized a gain of $399 during the first quarter of 1996, representing the change in fair value of the original swap from December 31, 1995 to the date of the exchange.

         b) Concentration of credit risk

         Financial   instruments  which  potentially   subject  the  Company  to
         concentrations of credit risk consist principally of cash and temporary investments and accounts receivable.

         The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the
         Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with one major U.S. bank. During 1996 and 1995, balances in these accounts averaged 31% and 27% of worldwide cash. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

         Credit risk with respect to Language Instruction and Translation Services accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 8% of the Company's total accounts receivable balance before allowances at both December 31, 1996 and 1995.

         c) Fair values of financial instruments

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 were as follows:

                                                         1996                     1995
                                                ---------------------    ----------------------
                                                CARRYING   ESTIMATED     CARRYING     ESTIMATED
                                                 AMOUNT    FAIR VALUE     AMOUNT     FAIR VALUE
         Assets:
           Cash and temporary investments       $25,781      $25,781      $25,402      $25,402
           Currency coupon swap agreements          228          228         --           --

         Liabilities:
           Long-term debt, including
             current maturities                  67,094       71,652       78,452       84,419
           Notes payable to affiliates           38,294       32,926       31,534       25,292
           Currency coupon swap agreements          694          694        2,464        2,464

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

9.       RELATED PARTY TRANSACTIONS
         --------------------------

         In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed (Yen)1.0 billion (approximately $10,145 at inception) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes were used to settle certain obligations under the Acquisition Debt Facilities. In March 1996, the Company received the proceeds of an additional $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse and bearing interest at a rate of the six-month LIBOR plus 1% per annum, adjusted semi-annually. These notes are collectively referred to as the Benesse Notes.

         The Benesse Notes rank PARI PASSU with one another and are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the currency coupon swap agreements. They mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Acquisition Debt Facilities have been satisfied. To the extent that interest payments are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semi-annually into the note principal.

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

         The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premiums on the D&O policy are allocated 60% to Benesse and 40% to the Company, except for, commencing in 1997, the premium for entity coverage which benefits Berlitz only and is allocated 100% to Berlitz, resulting in a total D&O allocation of 57% to Benesse and 43% to the Company. Since May 1995, the Company has maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). Consequently, the premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

         During 1994, pursuant to a 1992 contract (the "Development Agreement") with Benesse for the development of English conversation video programs for elementary and junior high school students in Japan, Berlitz-Japan received from Benesse production cost reimbursements of approximately $2,300, and a coordination fee and other project-related reimbursements of approximately $250. All development activities under the Development Agreement were completed during 1994.

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

10.      STOCK OPTION AND INCENTIVE PLANS
         --------------------------------

         The Company's 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Plan"), provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. Approximately $811, $1,328 and $1,300 was paid for 1996, 1995 and 1994, respectively, pursuant to the Short-Term Plan.

         In September 1996, the Company adopted the New Long-Term Executive Incentive Compensation Plan (the "New LTIP") and, subject to shareholder approval in 1997, the 1996 Stock Option Plan (the "1996 Stock Option Plan") (collectively, the "Plans"). The Plans replaced the Company's then existing Long Term Executive Incentive Compensation Plan (the "Old LTIP"), which was initially adopted in 1994.

         The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals are met for the year ended December 31, 1998. Such awards may not exceed $5.0 million in the aggregate. The Company is not required to establish any fund or segregate any assets for payments under the New LTIP. For the twelve months ended December 31, 1996, the Company recorded expense of $318 related to the New LTIP.

         The 1996 Stock Option Plan authorizes the issuance of options to directors and key executive employees of the Company. The total number of shares for which options may be granted is 300,000. The Company has agreed to grant 277,200 of these options not later than June 30, 1997 at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant.

         The Company has two other stock plans: the 1989 Stock Option and Incentive Plan (the "1989 Plan") and the Non-Employee Directors' Stock Plan (the "Directors' Plan"). The 1989 Plan authorizes the issuance of various stock incentives to officers and key employees and the related issuance of up to 2,000,000 shares of common stock. The Directors' Plan provides non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. There has been no activity related to these plans during 1994, 1995 or 1996, and there are no related incentives or shares outstanding at December 31, 1996.

11.      THRIFT AND RETIREMENT PLANS
         ---------------------------

         The Berlitz International, Inc. Retirement Savings Plan (the "Berlitz Plan") is a defined contribution benefit plan covering substantially all of the Company's full-time domestic employees. The retirement portion of the Berlitz Plan provides for the Company to make regular contributions based on salaries of eligible employees. The thrift portion of the Berlitz Plan, in which employee participation is elective, provides for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts.

         In addition, certain foreign operations have other defined contribution benefit plans. Total expense with respect to all benefit plans, excluding the SERP (hereafter defined), was $1,632, $1,704 and $1,445 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Effective January 1, 1996, the Company established the Supplemental Executive Retirement Plan ("SERP"), a defined benefit plan which provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries.
         Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company.

         The retirement income/disability retirement benefits are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for initial participants as of January 1, 1996 is 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase.

         Awards under the SERP are not subject to deduction for Social Security or other offset amounts, except to the extent of any disability benefits payable under the Company's long-term disability insurance policy. In the case of Chairman of the Board, who does not receive a salary from the Company, the SERP benefits are based on an imputed salary determined by the Company's Board of Directors. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

         The following table sets forth the funded status of the medical coverage portion of the SERP, reconciled with amounts recognized in the Company's statement of financial position at December 31, 1996:

              Accumulated postretirement benefit obligation:
                       Retirees                                     $  --
                       Fully eligible active plan participants         --
                       Other active plan participants                 1,435
                                                                    -------
                                                                      1,435
              Plan assets at fair value                                --
                                                                    -------
              Accumulated postretirement benefit obligation
                 in excess of plan assets                             1,435
              Prior service cost not yet recognized in net
                 periodic postretirement benefit cost                  (999)
                                                                    -------
              Accrued postretirement benefit cost                   $   436
                                                                    =======

         Net periodic postretirement benefit cost for the year ended December 31, 1996 included the following components:

              Service cost - benefits earned during the period      $       196
              Interest cost on accumulated postretirement
                 benefit obligation                                          81
              Amortization of prior service cost                            159
                                                                    -----------
              Net periodic postretirement benefit cost              $       436
                                                                    ===========

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was a beginning rate of 14% leveling to an ultimate rate of 6% over 15 years. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7%. If the health care cost trend rate assumption were increased by 1%, the accumulated postretirement benefit obligation as of January 1, 1996 would increase by $206 and the service cost for benefits earned during the period ending December 31, 1996 would increase by $36.

         Net periodic pension cost of the retirement income portion of the SERP is as follows:

              Service cost on benefits earned during the period     $       407
              Interest cost on projected benefit obligation                 188
              Net amortization and deferral                                 179
                                                                    -----------
              Net periodic pension cost                             $       774
                                                                    ===========

         The actuarial present value of benefit obligations and funded status for the SERP at December 31, 1996 is as follows:

              Benefit obligations:
                       Vested benefits                                  $  --
                       Nonvested benefits                                 2,370
                                                                        -------
                       Accumulated benefit obligation                     2,370
              Projected compensation increases                              818
                                                                        -------
              Projected benefit obligation                                3,188
              Plan assets at fair value                                    --
                                                                        -------
              Projected benefit obligation in excess of plan assets       3,188
              Unrecognized prior service cost                            (2,503)
              Unrecognized actuarial gain                                    89
              Adjustment required to recognize minimum liability          1,596
                                                                        -------
              Net pension liability                                     $ 2,370
                                                                        =======


         Assumptions used in developing the projected benefit obligation as of December 31 were as follows:

                  Discount rate (annual compounding)                        7.0%
                  Annual rate of increase in compensation                   4.0%

         The assumed interest rate at the beginning of each year is the same as the discount rate at the end of each prior year. Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each period.

12.      TREASURY STOCK
         --------------

         On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation plc (In Administration) at a price of $9 per share. Such shares were placed into treasury and are reserved for future use.

13.      BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION
         ------------------------------------------------

         The Company's operations are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Intersegment and intergeographical sales are not significant.

         Included within general corporate identifiable assets for 1996 is $1,596 for an intangible required to recognize minimum liability under the SERP. Also included for 1996 and 1994 are $288 and $1,011, respectively, of currency coupon swap agreements. The balance of general corporate identifiable assets consist of property and equipment. Depreciation and amortization relates to property and equipment, excess of cost over net assets acquired, other intangibles and publishing rights.

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                             1996                1995               1994
                                                    -------------      --------------     --------------
         BUSINESS SEGMENTS
         -----------------

         Sales of services and products:
            Language Instruction                    $     273,957      $     270,524      $     244,502
            Translation Services                           76,897             64,036             39,997
            Publishing                                     15,213             16,579             15,735
                                                    -------------      --------------     -------------
               Total                                $     366,067      $     351,139      $     300,234
                                                    =============      ==============     =============


         Operating profit (loss):
            Language Instruction                    $      33,312      $      28,560      $      24,884
            Translation Services                            3,458              3,836              1,731
            Publishing                                        682              1,235                 524
            Divisional expenses                           (6,147)             (4,275)            (4,450)
                                                    -------------      --------------     --------------
               Total operating segments                    31,305             29,356             22,689

            General corporate                            (10,437)             (9,754)            (6,777)
                                                    -------------      --------------     --------------
               Total                                $      20,868      $      19,602      $      15,912
                                                    =============      =============      =============


         Capital expenditures:
            Language Instruction                    $       5,693      $       5,188      $       3,508
            Translation Services                            3,903              1,659                648
            Publishing                                      1,289                853              1,349
                                                    -------------      -------------      -------------
               Subtotal                                    10,885              7,700              5,505

            General corporate and divisional                2,149                335                387
                                                    -------------      --------------     -------------
               Total                                $      13,034      $       8,035      $       5,892
                                                    =============      ==============     =============


         Depreciation and amortization:
            Language Instruction                    $      15,395      $      15,900      $      15,339
            Translation Services                            3,391              2,826              2,180
            Publishing                                      1,450              1,551              1,371
                                                    -------------      --------------     -------------

               Subtotal                                    20,236             20,277             18,890

            General corporate and divisional                  482                247                283
                                                    -------------      --------------     -------------
               Total                                $      20,718      $      20,524      $      19,173
                                                    =============      ==============     =============




                                                                         DECEMBER 31,
                                                    ----------------------------------------------------
                                                             1996                1995               1994
                                                    -------------      --------------     --------------
         Identifiable assets:
            Language Instruction                    $     457,198      $     477,300      $      490,462
            Translation Services                           77,945             76,368              65,925
            Publishing                                     22,415             22,717              24,037
                                                    -------------      --------------     --------------

               Subtotal                                   557,558            576,385             580,424

            General corporate                               3,687                545               1,581
                                                    -------------      --------------     --------------
               Total                                $     561,245      $     576,930      $      582,005
                                                    =============      ==============     ==============


                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                             1996                1995               1994
                                                    -------------      --------------     --------------

         GEOGRAPHIC AREAS
         Sales of services and products:
            North America                           $     101,921      $      92,821      $      79,984
            Western Europe                                 82,869             76,198             58,934
            Central/Eastern Europe                         66,037             63,000             52,857
            Asia                                           72,922             81,652             74,915
            Latin America                                  42,318             37,468             33,544
                                                    -------------      --------------     -------------
               Total                                $     366,067      $     351,139      $     300,234
                                                    =============      ==============     =============


         Operating profit (loss):
            North America                           $      12,506      $      13,634      $      11,308
            Western Europe                                  4,927              4,231                (70)
            Central/Eastern Europe                          3,766              3,453              3,024
            Asia                                            6,462              4,476              4,628
            Latin America                                   8,162              6,976              6,170
            Business segment corporate expenses           (4,518)             (3,414)            (2,371)
                                                    -------------      --------------     --------------

               Total operating segments                    31,305             29,356             22,689

            General corporate expenses                   (10,437)             (9,754)            (6,777)
                                                    -------------      --------------     --------------
               Total                                $      20,868      $      19,602      $      15,912
                                                    =============      ==============     =============




         Amortization of publishing rights, excess of cost over net assets acquired and other intangibles, included in operating profit (loss) in the years ended December 31, 1996, 1995 and 1994 amounted to $9,282, $9,344, and $9,220 for North America; $1,148, $1,196, and $873 for
         Western Europe; $484, $688, and $528 for Central/Eastern Europe; $1,446, $1,762, and $1,575 for Asia; and $387, $435, and $554 for Latin
         America.

         Profit (expense), resulting from an intersegment allocation to compensate North America for use of its intangibles, and included in operating profit (loss) in each of the years ended December 31, 1996, 1995 and 1994 amounted to $6,071 for North America; $(1,505) for Western Europe; $(1,408) for Central/Eastern Europe; $(2,188) for Asia; and $(970) for Latin America.


                                                  DECEMBER 31,
                                  ------------------------------------------
                                    1996              1995            1994
                                  --------         --------         --------
Identifiable assets:
   North America                  $374,540         $377,253         $382,203
   Western Europe                   57,699           56,985           52,922
   Central/Eastern Europe           34,392           39,319           36,453
   Asia                             68,680           78,458           83,353
   Latin America                    25,934           24,914           27,074
                                  --------         --------         --------
      Total                       $561,245         $576,930         $582,005
                                  ========         ========         ========

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                   THREE MONTHS ENDED
                                    --------------------------------------------------------------
                                      MARCH 31        JUNE 30           SEPT 30          DEC 31             YEAR
                                    -----------    ------------      ------------     ------------      ------------
1996:
Sales of services and products      $    89,266    $     91,332      $     93,177     $     92,292      $    366,067
Operating profit                          3,910           5,876             5,022            6,060            20,868
Income before income taxes
 and minority interest                    1,476           3,404             2,670            5,264            12,814
Net income                                  204           1,006               439            2,154             3,803
Earnings per share                  $      0.02    $       0.11      $       0.05     $       0.23      $       0.40
                                    ===========    ============      ============     ============      ============


                                                   THREE MONTHS ENDED
                                    --------------------------------------------------------------
                                      MARCH 31        JUNE 30           SEPT 30          DEC 31             YEAR
                                    -----------    ------------      ------------     ------------      ------------
1995:
Sales of services and products      $   80,406     $     89,674      $     91,410     $     89,649      $    351,139
Operating profit                         2,623            4,632             6,400            5,947            19,602
Income before income taxes
  and minority interest                  1,910            1,473             3,417            3,976            10,776
Net income (loss)                         (587)              78             1,118            1,661             2,270
Earnings (loss) per share           $    (0.06)    $       0.01      $       0.11     $       0.17      $       0.23
                                    ==========     ============      ============     ============      ============

                           BERLITZ INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                   SCHEDULE II




                                      BALANCE AT       CHARGED TO                                            BALANCE
                                       BEGINNING         COST AND                                          AT END OF
                                         OF YEAR         EXPENSES    DEDUCTIONS (1)       OTHER (2)          OF YEAR
                                    ------------  ---------------  ---------------   --------------    -------------

Allowances for doubtful accounts:

Year Ended December 31, 1996        $      1,468  $         1,168  $          (698)  $          (24)   $       1,914
                                    ============  ===============  ================  ===============   =============

Year Ended December 31, 1995        $      1,912  $           349  $          (814)  $           21    $       1,468
                                    ============  ===============  ================  ===============   =============

Year Ended December 31, 1994        $      2,566  $           442  $        (1,176)  $           80    $       1,912
                                    ============  ===============  ================  ===============   =============


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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") and certain executive officers (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1996, 1995 and 1994 for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE


                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                      ANNUAL COMPENSATION                 (3)
                                             --------------------------------------   ----------
                                                                              OTHER    AWARDS OF
NAME AND                                                                     ANNUAL     OPTIONS/       ALL OTHER
PRINCIPAL POSITION              YEAR          SALARY            BONUS  COMPENSATION         SARS    COMPENSATION
                                                 ($)              ($)       ($) (2)      (#) (4)         ($) (5)
                                ----         -------          -------  ------------   ----------    ------------
Hiromasa Yokoi                  1996         480,000           84,000        60,469         None           9,750
Vice Chairman of the Board,     1995         444,800          180,000        55,200         None           9,750
CEO and President               1994         404,320          161,700        39,000         None           9,750

Manuel Fernandez                1996         240,000           40,900           990         None           9,750
Executive Vice President and    1995         224,800           51,000         1,312         None           9,750
Chief Operating Officer,        1994         207,200           72,500        20,978         None           9,750
Worldwide Language Instruction

Robert Minsky                   1996         240,000           10,000           874         None           9,750
Executive Vice President and    1995         227,900           80,000          None         None           9,750
Chief Operating Officer,        1994         207,200           46,600          None         None           9,750
Translations and Publishing

Susumu Kojima                   1996         225,000            8,700        65,000         None            None
Executive Vice President,       1995         210,000           25,200        42,000         None           9,750
Asia Division                   1994         200,000           45,000        42,000         None           9,500

Henry D. James (1)              1996         210,000           32,000           771         None           9,750
Executive Vice President and    1995         182,300           51,000          None         None           9,750
Chief Financial Officer         1994         168,000           78,800          None         None           9,750

(1) Mr. James' 1996 percentage increase in base salary was due in part to the additional responsibilities he assumed as a result of his promotion to Executive Vice President.

(2) Other Annual Compensation for Mr. Yokoi and Mr. Kojima primarily  represents
    monthly  housing  allowances.   For  Mr.  Fernandez,  this  column  includes
    relocation expense reimbursements of $19,795 in 1994.

(3) The column designated by the SEC to report Long-Term Incentive Plan Payouts has been excluded because no payouts have been made in 1994, 1995 or 1996 under the Company's long-term incentive plans, as discussed in the Compensation Committee report under "Long-Term Executive Incentive Compensation Plan".

    The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1996, 1995 or 1994. There were no Common restricted shares outstanding at December 31, 1996.

(4) The Company has not granted stock options or SARs to any of the Named Executive Officers during fiscal years 1996, 1995 or 1994. There have been no exercises of options or SARs for the fiscal year 1996, and at December 31, 1996, there were no options or SARs outstanding.

(5) The amounts reported in this column for the fiscal year 1996 include a contribution of $4,500 made by the Company for the account of each Named Executive Officer pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"). The amounts reported also include a contribution of $5,250 made by the Company for the account of each Named Executive Officer pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan.

PENSION PLAN TABLE


The Company's Supplemental Executive Retirement Plan ("SERP"), effective January 1, 1996, is a defined benefit plan which provides retirement income/disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board, certain designated executives and their designated beneficiaries. The following table shows the estimated annual retirement income/disability retirement benefits (assuming payments made on the normal life annuity) payable upon retirement at age 60 to a participant in specified compensation and years of service classifications.

                                                        YEARS OF SERVICE
                                    ----------------------------------------------------
                                    INITIAL
                                    PARTICIPANT
                                    (HEREINAFTER
                                    DEFINED)                 ALL OTHER PARTICIPANTS

         COMPENSATION               5 OR MORE            5           10       15 OR MORE
         ------------               ----------      ---------   ----------    ----------

         $100,000                   $  30,000       $ 10,000    $  20,000     $   30,000
          150,000                      45,000         15,000       30,000         45,000
          200,000                      60,000         20,000       40,000         60,000
          250,000                      75,000         25,000       50,000         75,000
          300,000                      90,000         30,000       60,000         90,000
          400,000                     120,000         40,000       80,000        120,000
          550,000                     165,000         55,000      110,000        165,000
          750,000                     225,000         75,000      150,000        225,000


Under the SERP, monthly benefits are available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The retirement income/disability retirement benefits are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment/1/) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for participants designated as of January 1, 1996 ("Initial Participants") is 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase. Awards under the SERP are not subject to deduction for Social Security or other offset amounts, except to the extent of any disability benefits payable under the Company's long-term disability insurance policy. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

The Named Executive Officers, all of whom are Initial Participants, will each have at least 5 years of service at age 60. The compensation covered under the SERP for each of the Named Executive Officers is shown under the "Salary" and "Bonus" columns of the Summary Compensation Table.

---------------
/1/ In the case of the Chairman of the Board, who does not receive a salary from the Company, the SERP benefits are based on an imputed salary determined by the Company's Board of Directors.

LONG-TERM INCENTIVE PLANS - AWARDS IN FISCAL YEAR 1996

The following awards were made pursuant to the New LTIP  (hereinafter  defined),
which  completely  replaced  the  Old  LTIP  (hereinafter   defined).   See  the
"Compensation Committee Report" for a further description.

                                                                       ESTIMATED FUTURE PAYOUTS
                                                                   UNDER NON-STOCK PRICE-BASED PLANS
                                                               --------------------------------------
                                              PERFORMANCE
NAME                          NUMBER OF            PERIOD       THRESHOLD        TARGET       MAXIMUM
                               UNITS(#)      UNTIL PAYOUT          ($)(1)           ($)           ($)
                               --------      ------------      ----------       -------     ---------

Hiromasa Yokoi                 882,223           12/31/98         441,112       441,112        882,223
Manuel Fernandez               330,834           12/31/98         165,417       165,417        330,834
Robert Minsky                  330,834           12/31/98         165,417       165,417        330,834
Susumu Kojima                  310,432           12/31/98         155,216       155,216        310,432
Henry D. James                 230,481           12/31/98         115,241       115,241        230,481


(1) Assumes that minimum revenues and earnings goals are met. Should such goals not be met, no payments will be made.


1996 BOARD OF DIRECTORS MEETINGS, COMMITTEES AND FEES

During 1996, the Board of Directors of the Company met in person four times, participated in one telephonic meeting and took no actions by unanimous written consent.

In 1996, the Board of Directors had standing Executive, Audit, Disinterested Directors, and Compensation Committees. The Company does not have a standing Nominating Committee.

The Executive Committee, during the intervals between meetings of the Board of Directors, may, with certain exceptions, exercise the powers of the Board of Directors. The Executive Committee did not meet during 1996.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met four times during 1996.

Initially, the Disinterested Directors Committee was established for the purpose of protecting the long-term interests of the Company and its minority shareholders by independently reviewing and monitoring all matters affecting the relationship between the Company and Maxwell Communication Corporation, plc ("Maxwell Communication") and its affiliates. Following the Merger (hereinafter defined), the Disinterested Directors Committee's role was retained and reconstituted to review and monitor all matters affecting the relationship between the Company and Benesse Corporation ("Benesse") and its affiliates. During 1996, the Disinterested Directors Committee met in person two times and participated in one telephonic meeting.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends to the Board of Directors major compensation programs. The Compensation Committee also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation Committee oversees and approves grants of stock options and other stock-based awards pursuant to the 1989 and 1996 Stock Option Plans (individually, the "1989 Stock Option Plan" and the "1996 Stock Option Plan", and collectively, the "Stock Option Plans") and the Company's Non-Employee Directors Stock Plan (the "Directors' Stock Plan"). The Committee also administers the 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Incentive Plan"), and the 1996 New Long-Term Executive Incentive Compensation Plan (the " New LTIP"), which replaced the 1993 Long-Term Executive Incentive Compensation Plan (the "Old LTIP"), and approves awards and discretionary bonuses under these plans. No member of the Compensation Committee is eligible to participate in the Stock Option Plans or the Short-Term Incentive Plan. During 1996, the Compensation Committee met four times and participated in telephonic meetings one time.

The Company's standard retainer payable to each director who is not an employee of the Company or any of its affiliates is $30,000 per annum plus expenses, with an additional $2,000 for each Committee meeting attended in person and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Only those directors who are also full-time employees of the Company or any of its affiliates are eligible to participate in the health benefit plan maintained by the Company. Directors employed by the Company or any of its affiliates receive no compensation in consideration of their duties as directors. The outside directors earned an aggregate of approximately $146,000 as cash compensation for their services during 1996.

The Company has entered into indemnification agreements with each director pursuant to which the Company agreed to pay any amount such director becomes obligated to pay as a result of any claims made against such director because of any alleged act, omission, neglect or breach of duty which he commits while acting in his capacity as a director and solely because of his being a director, subject to limitations imposed by the New York Business Corporation Law ("NYBCL").

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

The Company has a severance agreement with Robert Minsky which provides that if Mr. Minsky is terminated other than for cause, he is to be paid one year's severance at his then current annual base salary plus a prorated amount of the award under the Company's Short-Term Incentive Plan to which he would have been entitled for such year and the continuation of certain other benefits.

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

               COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 1996

The Compensation Committee of the Board of Directors reviews and determines the compensation of the Company's executive officers. It also reviews and approves any employment, severance or similar agreements for executive officers. The Committee determines the amount, if any, of the Company's contributions pursuant to the Retirement Savings Plan, and oversees and approves grants of stock options and other stock-based awards pursuant to the Stock Option Plans and the Directors' Stock Plan. The Committee also administers the Short-Term Incentive Plan and the New LTIP (which has replaced the Old LTIP) and approves awards and discretionary bonuses under each of such plans.

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

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for the fiscal year 1996 follows.

BASE SALARY
Each executive officer receives a base salary, with the potential for annual salary increases based largely on merit from prior annual performance.

The  proposed  annual   compensation  of  Company  employees  was  discussed  at
Compensation Committee meetings held in 1996 and 1997. Base salary recommendations were made by management of the Company for the Committee to approve. After review and consideration by the Committee of management's recommendations, the Committee approved base salary adjustments for executive officers considering individual and Company performance. Such adjustments averaged 8.9% and 3.3% for 1996 and 1997, respectively. The criteria used to evaluate Company performance were sales and earnings figures, and return on equity. The Committee believes that all such criteria were accorded equal weight.

BONUSES
In 1993, the Committee approved the Short-Term Incentive Plan, commencing with the 1993 calendar year, pursuant to which each executive officer is eligible for an annual bonus based upon the officer's present employment position, individual performance, and, through 1994, the total Company's performance compared to earnings goals. In 1995, the Committee amended the Short-Term Incentive Plan so that Division Vice Presidents would receive 1995 and subsequent years' awards based on 60% of divisional performance and 40% of total Company performance. The Committee believes that individual performance and Company performance are given approximately equal weight. The Short-Term Incentive Plan also permits the Committee to award discretionary cash awards to employees, who may or may not be participants under the Short-Term Incentive Plan, subject to those terms and conditions as the Committee shall determine in its sole discretion.

At its March 1997 meeting, the Committee approved, after discussion, 1996 bonuses for executive officers under the Short-Term Incentive Plan. Such bonuses that accrued for 1996 ranged up to 24.4% of each executive officer's base salary. The Committee also approved a discretionary special bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Such special bonuses that accrued for 1996 for such executive officers ranged from 2.1% to 4.2% of their total salary.

STOCK OPTIONS AND RESTRICTED STOCK
The 1989 Stock Option Plan provides for the award of stock options, restricted stock and other stock-based awards to senior management of the Company. Grants under this plan are intended to provide executives with the promise of longer-term rewards which appreciate in value with favorable future performance of the Company. In determining grants of stock options and restricted stock, the Compensation Committee reviews individual performance and Company performance. The criteria used to evaluate Company performance include sales and earnings figures, and return on equity. The Committee believes that all such criteria are accorded equal weight. The Committee did not approve, and the Company did not make, any grants of stock options, restricted stock, or any other stock-based award under the 1989 Stock Option Plan in 1996, and there are no outstanding option grants under this plan.

In September 1996, the Company adopted, subject to shareholder approval in 1997, the 1996 Stock Option Plan, which, together with the New LTIP (hereinafter discussed), replaced the Company's then existing Old LTIP. The 1996 Stock Option Plan authorizes the issuance of options to directors and key executive employees of the Company. The total number of shares for which options may be granted is 300,000. The Company has agreed to grant 277,200 of these options not later than June 30, 1997 at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant.

LONG-TERM EXECUTIVE INCENTIVE COMPENSATION PLANS
In 1993, the Committee approved the Old LTIP, effective January 1, 1994, pursuant to which the Chairman of the Board, officers and certain key employees were eligible to receive, for each performance unit granted to the individual by the Committee, cash awards based on Company performance and common stock price results over a five year period ending on December 31, 1998. The plan was instituted to, among other things, provide executives with a direct economic interest in meeting long-term business objectives. Performance units were granted by the Committee to each participant in its discretion. Criteria used to evaluate Company performance were earnings and sales figures. For each performance unit granted by the Committee, each participant was to receive a cash award based on Company performance and the Company's common stock price results from January 1, 1994 through December 31, 1998. The Old LTIP also contained provisions governing such awards in the event of a change of control of the Company or a "going private" transaction with Benesse or its affiliates.

In September 1996, the Committee  adopted the New LTIP,  which together with the

1996 Stock Option Plan, replaced the Old LTIP. The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain sales and earnings goals are met for the year ended December 31, 1998. Common stock price does not impact potential awards, which may not exceed $5.0 million in the aggregate. While the New LTIP's minimum threshold for potential awards is lower than under the Old LTIP, the Old LTIP did not contain a limitation on maximum awards.

OTHER COMPENSATION
The executive officers also are eligible to participate in the Pension Plan. The Pension Plan provides for the Company to make regular contributions based on salaries of eligible employees. During 1996, the Compensation Committee determined that the Company would contribute 3.5% of eligible employees' respective base salary to the Pension Plan. During 1996, the Compensation Committee also determined that matching contributions by the Company would be provided under the 401(k) Plan to all domestic employees up to a maximum of 3% of the employee's salary.

CHIEF EXECUTIVE OFFICER COMPENSATION
Mr. Hiromasa Yokoi's base salary for 1996 was $480,000, and he also earned a bonus of $84,000 for 1996 under the Short-Term Incentive Plan. The Compensation Committee approved and ratified the compensation paid to Mr. Yokoi for fiscal year 1996 based on Mr. Yokoi's business experience and familiarity with the Company, and his responsibilities to guide, among other things, the Company's daily affairs and the Company's long-term strategic plan in a global marketplace. The Company's 1996 performance was taken into consideration in determining Mr. Yokoi's 1996 compensation package. The Committee believes that Mr. Yokoi's 1996 compensation package was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

TAX LEGISLATION
The Committee has reviewed regulations issued by the U.S. Internal Revenue Service which limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. Based on present levels of compensation, the Company does not anticipate the loss of deductibility for any compensation paid over the next year.

COMPENSATION COMMITTEE MEMBERSHIP
During 1996, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Aritoshi Soejima. All of the views expressed by the Compensation Committee in 1996 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

                   Compensation Committee for Fiscal Year 1996

                                Edward G. Nelson
                                Robert L. Purdum
                                Aritoshi Soejima

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As discussed above, during 1996 and at March 1, 1997, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Aritoshi Soejima. None of these committee members were officers of the Company or any of its subsidiaries during 1996 or any previous year.

Aritoshi Soejima previously served as an advisor to Benesse. He resigned such position prior to his appointment as a Disinterested Director and a member of the Compensation Committee.

PERFORMANCE GRAPHS

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and two peer groups (described below) over a five-year period, beginning on December 31, 1991, and effectively ending on December 31, 1996. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group indices. It also assumes reinvestment of all dividends.

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. The two closest industry groups to the Company are education companies and educational publishers. Therefore, the Company has created an index of selected publicly-held companies in each of these two industries. These indices have been plotted against the Company's total shareholder return and the S&P 400 Industrial Index. The companies included in the education companies index are Flightsafety International, which sells primarily flight training materials, and National Education Corporation, which sells primarily technical and vocational training materials. The companies included in the educational publishing index are Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies are directly comparable to the Company, the Company believes they come under either the same broad rubric of education-related activities as the Company, in the case of the education companies index, or educational publishers, in the case of the educational publishing index.

                           COMPARISON OF STOCK PRICES
            BERLITZ INTERNATIONAL, INC., THE S&P 400 INDUSTRIAL INDEX
                        AND SELECTED EDUCATION COMPANIES

[INSERT GRAPH]


                                     1991         1992           1993          1994           1995            1996
===============================  ============ =============  ============= ============= =============== ===================
Berlitz                          $  100       $   111        $  70(1)      $    66       $    84         $   105
-------------------------------  ------------ -------------  ------------- ------------- --------------- -------------------

S & P 400 Index                  $  100       $   103        $  110        $   111       $   146         $   177
-------------------------------  ------------ -------------  ------------- ------------- --------------- -------------------

Education Companies              $  100       $    89        $  73         $    80       $   105         $   115
===============================  ============ =============  ============= ============= =============== ===================

(1) As a result of the Merger (hereinafter defined), each share of the Company's common stock outstanding prior to the Merger ("Old Common") was converted into the right to receive i) $19.50, ii) 0.165 share of new common stock of the Company ("Common"), iii) $1.48, representing the net proceeds from the disposition of the Company's claims on promissory notes from Maxwell Communications Corporation, plc and certain of its affiliates (the "Maxwell Notes"), and iv) $.01, representing consideration paid for the redemption of each right under the a shareholders rights agreement (the "Rights Agreement"). Immediately following the Merger, 10,033,013 shares of Common were outstanding. Prior to the Merger, 19,075,584 shares of Old Common were outstanding.


                           COMPARISON OF STOCK PRICES
          BERLITZ INTERNATIONAL, INC., THE S & P 400 INDUSTRIAL INDEX,
                  AND SELECTED EDUCATIONAL PUBLISHING COMPANIES

[INSERT GRAPH]


                                     1991           1992           1993           1994            1995          1996
===============================  ============== =============  ============== ============== ============= =================

Berlitz                          $   100        $   111        $    70(1)     $    66        $    84       $   105
-------------------------------  -------------- -------------  -------------- -------------- ------------- -----------------

S & P 400 Index                  $   100        $   103        $   110        $   111        $   146       $   177
-------------------------------  -------------- -------------  -------------- -------------- ------------- -----------------

Educational Publishing           $   100        $   113        $   127        $   127        $   159       $   173
Companies
===============================  ============== =============  ============== ============== ============= =================


(1) As a result of the Merger, each share of Old Common was converted into the right to receive i) $19.50, ii) 0.165 share of Common, iii) $1.48, representing the net proceeds from the disposition of the Company's claims on the Maxwell Notes, and iv) $.01, representing consideration paid for the redemption of each Right under the Rights Agreement. Immediately following the Merger, 10,033,013 shares of Common were outstanding. Prior to the Merger, 19,075,584 shares of Old Common were outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number and percentage of outstanding shares of Common beneficially owned as of March 1, 1997 by each director, nominee, the Company's chief executive officer during the fiscal year ended December 31, 1996, the four most highly compensated executive officers of the Company at December 31, 1996 and all officers and directors as a group who served at December 31, 1996. If not mentioned by name, no individual in the categories described above beneficially owned any shares of Common as of March 1, 1997. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                                                 AMOUNT AND
                                                                  NATURE OF
                                       NAME OF                   BENEFICIAL       PERCENT
         TITLE OF CLASS             BENEFICIAL OWNER             OWNERSHIP        OF CLASS
         --------------             ----------------             ---------        --------
         Common                     Soichiro Fukutake            6,735,338 (1)     71.61%
         Common                     Manuel Fernandez                 8,745            *
         Common                     Robert Minsky                    2,857            *
         Common                     Henry D. James                   7,672            *
         Common                     Edward G. Nelson                 1,500 (2)        *
         Common                     Robert L. Purdum                 2,000            *

                                    All Officers and
                                    Directors as a Group
         Common                     (14 in number)               6,777,746         72.06%
         ------


To the best of registrant's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K.

---------------------

(1) Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse Corporation, which is the beneficial owner of 6,735,338 shares of Common. See "Security Ownership of Certain Beneficial Owners."

(2) An additional 1,000 shares of Common, for which Mr. Nelson has disclaimed ownership, are owned by Mr. Nelson's wife.

 *  Less than 1%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the ownership by each person or group known by the Company to own beneficially more than 5% of Common:

                                  NAME AND ADDRESS OF                               PERCENT
         TITLE OF CLASS            BENEFICIAL OWNER                  OWNERSHIP      OF CLASS
         --------------            ----------------                  ---------      --------

         Common               Benesse Corporation (1)                6,735,338        71.61%
                               3-17-17 Minamigata
                               Okayama-shi 700, Japan

         Common               Dimensional Fund Advisors, Inc (2)       507,672        5.40%
                               1299 Ocean Avenue, 11th Floor
                               Santa Monica, CA 90401


(1) Fukutake Publishing Co., Ltd. changed its name to Benesse Corporation on April 1, 1995. As of March 1, 1997, 6,722,138 shares of Common are held by a wholly owned subsidiary of Benesse and 13,200 shares of Common are held directly by Benesse. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

(2) This information is taken from the Schedule 13G, dated February 5, 1997, filed by Dimensional Fund Advisors, Inc. ("Dimensional") with the Securities and Exchange Commission. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of these 507,672 shares of Common at December 31, 1996, all of which are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

On April 4, 1996, the Company consummated the purchase of 627,000 shares of Common from Maxwell Communication Corporation, plc (In Administration) ("Maxwell Communication") at a price of $9 per share. These shares were previously held in escrow pursuant to an Escrow Agreement among the Company, Maxwell Communication and IBJ Schroder Bank & Trust Company, and subject to a Stock Purchase Agreement between the Company and Maxwell Communication. These shares were placed into treasury by the Company and reserved for future use.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kazuo Yamakawa currently serves as the Benesse nominee on the Board of Directors of the Company pursuant to the acquisition by Benesse in January 1991 of a 20% interest in Berlitz Japan, Inc. ("Berlitz-Japan"), a subsidiary of the Company.

On December 9, 1992, the Company and Benesse entered into the Merger Agreement pursuant to which Benesse agreed to acquire, through a Merger of the Company with an indirect wholly owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the Common (which currently represents 71.6% of the outstanding Common). Subsequent to the Merger, public shareholders of the Company held the remaining outstanding Common. Mr. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

In September 1994, the Company borrowed $20.0 million from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. In 1994, Berlitz-Japan also borrowed (Yen)1.0 billion (approximately $10.1 million) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). In March 1996, the Company received the proceeds of a $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse (the "FHAI Note"), bearing interest at a rate of the six month LIBOR plus 1% per annum, reset semi-annually. Such notes, (collectively, the "Benesse Notes") mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under a bank term loan and senior notes established in connection with the Merger (the "Acquisition Debt Facilities") have been satisfied. To the extent that interest payments on the U.S. or FHAI Notes are not permitted while any amounts remain outstanding under the Acquisition Debt Facilities, such accrued interest will roll over semiannually into the note principal. The Company recorded $1.8 million in interest expense on the Benesse Notes in 1996.

The Benesse Notes rank PARI PASSU with one another and are subordinate in rights of payment to debt under the Acquisition Debt Facilities, including the currency coupon swap agreements. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Acquisition Debt Facilities. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Acquisition Debt Facilities are satisfied.

The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premium on the D&O policy is allocated 60% to Benesse and 40% to the Company, except for, commencing in 1997, the premium for entity coverage which benefits the Company only and is allocated 100% to the Company, resulting in a total D&O allocation of 57% to Benesse and 43% to the Company. Since May 1995, the Company has maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). The premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

The Company and Benesse participated in certain other joint business arrangements during 1996, in the ordinary course of business, including the following: i) pursuant to an extended industrial block contract renewed in 1996 for a prepayment of (Y)10.0 million (approximately $90,000), Berlitz-Japan provided lessons to Benesse at an industrial lesson rate which was approximately 20% below the rate charged for individual instruction; ii) pursuant to a services agreement, Benesse periodically offered its customers language and homestay programs arranged and operated by the Company's specialty instruction program, Berlitz Study Abroad(R), and iii) Benesse also periodically offered its customers language study and homestay programs arranged and operated by Berlitz on Campus(TM), another of the Company's specialty instruction programs.

Management believes that the Company has entered into all such agreements on terms no less favorable than it would have received in an arms-length transaction with independent third parties. Each of the transactions with Benesse entered into after the Merger was approved by the Disinterested Directors Committee.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.  Index to Financial Statements and Financial Statement Schedules

    1.  FINANCIAL STATEMENTS

    2.  FINANCIAL STATEMENT SCHEDULES

         The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 33.

    3.  EXHIBITS

         All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

    EXHIBIT NO.
    -----------

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

    4.2 Specimen Certificate of Common Stock. Exhibit 4.1 to Registration Statement No. 33- 56566 is incorporated by reference herein.

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

    10.4 Form of Third Amendment, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit
          10.4 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

    10.5 Form of Consent, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit 10.5 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

    10.6 Form of Fourth Amendment, dated as of March 18, 1996, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit
          10.6 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

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

    10.10 Form of Fourth Amendment, dated as of April 28, 1995, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit 10.10 to the
          Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

    10.11 Form of Consent, dated as of April 28, 1995, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit 10.11 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

    10.12 Form of Fifth Amendment, dated as of March 18, 1996, to the Senior Note Agreements, dated as of January 29, 1993, among the registrant and each institutional lender party thereto. Exhibit 10.12 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

    10.13 (Y)1 billion (Japanese yen) Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, between the Berlitz Schools of Languages (Japan), Inc. (as Borrower) and Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) (as Lender). Exhibit 99.2 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

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

    10.19 Form of US$6,000,000 Subordinated Non-Negotiable Promissory Note, dated as of March 25, 1996, among the registrant (as Borrower) and Fukutake Holdings (America), Inc. (as Lender). Exhibit 10.19 to the Company's Form 10K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

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

    10.24 Amendment dated as of May 31, 1995 by and among the registrant, Maxwell Communication Corporation plc (In Administration)("MCC"), and IBJ Schroder Bank & Trust Company as escrow agent ("IBJ"), to the Escrow Agreement dated as of January 29, 1993 by and among the registrant, MCC and IBJ. Exhibit 99.1 to the Company's Form 8- K, dated May 31, 1995, is incorporated by reference herein.

    10.25 Settlement Agreement between the registrant and Macmillan, Inc., dated January 8, 1993. Exhibit 3 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

    10.26 1989 Stock Option and Incentive Plan. Exhibit 10.13 to Registration Statement No. 33- 31589 is incorporated by reference herein.

    10.27 Berlitz  International,   Inc.  Non-Employee  Directors'  Stock  Plan.
          Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

    10.28 Form of Berlitz  International,  Inc. 1996 Stock Option Plan.  Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 is incorporated by reference herein.

    10.29 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.30 1993 Long-Term Executive Incentive Compensation Plan. Exhibit 1 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

    10.31 1996 New Long-Term Executive Incentive Compensation Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 is incorporated by reference herein.

    10.32 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

    10.33*Supplemental  Executive  Retirement  Plan,  effective as of January 1,
          1996.

    10.34 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

    10.35 Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

    10.36 Amendment No. 1 to Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein. Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

    10.37 Stock Purchase Agreement, dated as of November 8, 1990, between Berlitz Languages, Inc., the registrant and Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

    10.38 Form of Indemnification Agreement between the registrant and each of Robert Maxwell, Kevin Maxwell, Martin E. Maleska and David H. Shaffer.
          Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

    10.39 Form of Amended and Restated Indemnification Agreement between the registrant and each of Elio Boccitto, John Brademas, Rozanne L. Ridgway, Joe M. Rodgers, Robert Minsky and Rudy G. Perpich. Exhibit
          10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.40 Amended and Restated Indemnification Agreement between the registrant and Hiromasa Yokoi. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

    10.41 Form of Indemnification Agreement between the registrant and each of Soichiro Fukutake, Owen Bradford Butler, Susumu Kojima, Saburo Nagai, Edward G. Nelson, Makoto Sato and Aritoshi Soejima. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

    10.42 Form of Indemnification Agreement between the registrant and each of Jose Alvarino, Manuel Fernandez, Paul Gendler, Robert C. Hendon, Jr., Henry James, Jacques Meon, Michael Mulligan, Kim Sonne, Anthony Tedesco and Wolfgang Wiedeler. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.43 Employment Agreement dated December 4, 1992 between the registrant and Robert C. Hendon, Jr. Exhibit 10.30 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.44 Employment Agreement, dated October 1, 1993, between the registrant and Robert Minsky.

    21 List of principal subsidiaries of the registrant. Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

    27*   Financial Data Schedule.


    *Filed herewith.


B.  Reports on Form 8-K:

    No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

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

                                  BERLITZ INTERNATIONAL, INC.

                                  By: /s/ HIROMASA YOKOI
                                     -----------------------------
                                     Hiromasa Yokoi
                                     Vice Chairman of the Board,
                                     Chief Executive Officer and President

Dated:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  SOICHIRO FUKUTAKE                 Chairman of the Board                       March 31, 1997
----------------------------
     Soichiro Fukutake

/s/  HIROMASA YOKOI                    Vice Chairman of the Board,                 March 31, 1997
----------------------------
     Hiromasa Yokoi                    Chief Executive Officer,
                                       and President
                                       (Principal Executive Officer)

/s/  SUSUMU KOJIMA                     Executive Vice President,                   March 31, 1997
----------------------------
     Susumu Kojima                     and Director

/s/  ROBERT MINSKY                     Executive Vice President, Chief             March 31, 1997
----------------------------
     Robert Minsky                     Operating Officer-Translations and
                                       Publishing, and Director

/s/  MANUEL FERNANDEZ                  Executive Vice President, Chief             March 31, 1997
----------------------------
     Manuel Fernandez                  Operating Officer-Worldwide Language
                                       Instruction, and Director

/s/  HENRY D. JAMES                    Executive Vice President,                   March 31, 1997
----------------------------
     Henry D. James                    Chief Financial Officer, and Director
                                       (Principal Financial Officer)

/s/  EDWARD G. NELSON                  Director                                    March 31, 1997
----------------------------
     Edward G. Nelson

/s/  ROBERT L. PURDUM                  Director                                    March 31, 1997
----------------------------
     Robert L. Purdum

/s/  ARITOSHI SOEJIMA                  Director                                    March 31, 1997
----------------------------
     Aritoshi Soejima

/s/  KAZUO YAMAKAWA                    Director                                    March 31, 1997
----------------------------
     Kazuo Yamakawa