Form 10-Q
period 1997-03-31
BERLITZ INTERNATIONAL INC
filed 1997-05-15
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to


                         Commission File Number 1-10390

                           BERLITZ INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

           NEW YORK                                          13-355-0016
-------------------------------                        -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

              400 ALEXANDER PARK, PRINCETON, NEW JERSEY 08540-6306
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 514-9650
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
               --------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

The number of shares outstanding of the registrant's common stock, at the close of business on May 13, 1997, is 9,656,013.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE THREE MONTHS ENDED MARCH 31,
                (Dollars in thousands, except per share amounts)


                                                            1997      1996
                                                       ---------   -------


Sales of services and products                          $ 88,429   $ 89,266
                                                        --------   --------

Costs and expenses:
   Cost of services and products sold                     53,066     54,125
   Selling, general and administrative                    29,141     27,997
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles      3,149      3,234
   Interest expense on long-term debt                      1,759      2,016
   Interest expense to affiliates                            514        383
   Other expense, net                                        235         35
                                                        --------   --------
      Total costs and expenses                            87,864     87,790
                                                        --------   --------

   Income before income taxes and minority
      interest in earnings of subsidiary                     565      1,476

   Income tax expense                                        323      1,295

   Minority interest in earnings of subsidiary                74        (23)
                                                        --------   --------

   Net income                                           $    168   $    204
                                                        ========   ========



   Earnings per share                                   $   0.02   $   0.02
                                                        ========   ========

   Average number of shares outstanding (000's)            9,406     10,033
                                                        ========   ========




         See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                (UNAUDITED)
                                                                  MARCH 31,   DECEMBER 31,
                                                                   1997          1996
                                                                 ----------    -----------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                   $  25,599    $  25,781
Accounts receivable, less allowance for
  doubtful accounts of $2,193 and $1,914                            36,533       36,048
Unbilled receivables                                                 5,316        3,807
Inventories                                                          8,736       10,260
Prepaid expenses and other current assets                            7,446        6,815
                                                                 ---------    ---------
  TOTAL CURRENT ASSETS                                              83,630       82,711
Property and equipment, net of accumulated
  depreciation of $14,303 and $15,275                               29,278       29,363
Publishing rights, net of accumulated amorti-
  zation of $3,668 and $3,504                                       18,338       18,864
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $48,231 and $46,049           408,360      417,611
Other assets                                                        12,544       12,696
                                                                 ---------    ---------
  TOTAL ASSETS                                                   $ 552,150    $ 561,245
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                $   7,019    $  10,741
Accounts payable                                                     4,636        5,943
Deferred revenues                                                   36,131       34,748
Payrolls and commissions                                             9,804       10,227
Income taxes payable                                                 3,396        4,207
Accrued expenses and other current liabilities                      14,003       11,713
                                                                 ---------    ---------
  TOTAL CURRENT LIABILITIES                                         74,989       77,579
Long-term debt                                                      56,138       56,353
Notes payable to affiliates                                         38,223       38,294
Deferred taxes and other liabilities                                22,487       22,348
Minority interest                                                    9,400        9,264
                                                                 ---------    ---------
  TOTAL LIABILITIES                                                201,237      203,838
                                                                 ---------    ---------

Commitments and Contingencies (Note 6)

SHAREHOLDERS' EQUITY:
Common stock                                                         1,003        1,003
Additional paid-in capital                                         368,658      368,658
Retained earnings                                                    3,594        3,426
Cumulative translation adjustment                                  (16,699)     (10,037)
Treasury stock at cost                                              (5,643)      (5,643)
                                                                 ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY                                       350,913      357,407
                                                                 ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                       $ 552,150    $ 561,245
                                                                 =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)


                                                                            1997        1996
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $    168    $    204
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                         5,114       4,906
     Minority interest,  provision for bad debts,
      foreign exchange (gains) losses, net, and
      gains on currency swap agreements                                      744          (1)
     Changes in operating assets and liabilities                           1,698      (1,315)
                                                                        --------    --------
       Net cash provided by operating activities                           7,724       3,794
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (3,144)     (3,741)
                                                                        --------    --------
       Net cash used in investing activities                              (3,144)     (3,741)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of note payable to affiliate                                    --         6,000
   Repayment of long-term debt                                            (3,931)     (3,019)
                                                                        --------    --------
       Net cash (used in) provided by financing activities                (3,931)      2,981
                                                                        --------    --------

Effect of exchange rate changes on cash and
  temporary investments                                                     (831)       (312)
                                                                        --------    --------

Net increase (decrease) in cash and temporary investments                   (182)      2,722
Cash and temporary investments, beginning of period                       25,781      25,402
                                                                        --------    --------

Cash and temporary investments, end of period                           $ 25,599    $ 28,124
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash payments for:
         Interest                                                       $    204    $    432
                                                                        ========    ========
         Income taxes                                                   $    978    $    722
                                                                        ========    ========
  Cash refunds of income taxes                                          $     16    $     53
                                                                        ========    ========


See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       GENERAL

         The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

         RECLASSIFICATIONS
         Certain reclassifications have been made to the prior period financial statements to conform to the 1997 presentation.

2.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                         MARCH 31,        DECEMBER 31,
                                              1997                1996
                                         ---------        ------------
         Term Loan                         $ 6,790             $10,500
         Senior Notes                       56,000              56,000
         Other                                 367                 594
                                           -------             -------
           Total                            63,157              67,094
         Less current maturities             7,019              10,741
                                           -------             -------
         Long-term debt                    $56,138             $56,353
                                           =======             =======

3.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1997 and December 31, 1996 were as follows:


                                                     1997                    1996
                                             ---------------------   ---------------------
                                             CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT     FAIR VALUE
         Assets:
          Cash and temporary investments     $ 25,599     $ 25,599   $ 25,781      $ 25,781
         Currency coupon swap agreements          692          692        228           228

         Liabilities:
          Long-term debt, including
           current  maturities                 63,157       68,209     67,094        71,652
          Notes payable to affiliates          38,223       32,779     38,294        32,926
         Currency coupon swap agreements          409          409        694           694

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

4.       OTHER EXPENSE, NET

                                                       THREE MONTHS          THREE MONTHS
                                                           ENDED                 ENDED
                                                       MARCH 31, 1997        MARCH 31, 1996
                                                      ---------------        --------------

         Interest income on temporary investments           $   (144)              $   (176)
         Foreign exchange losses, net                            210                     72
         Gain on currency coupon swap agreement                    -                   (399)
         Other non-operating taxes                               163                    109
         Term Loan administration fee                            150                    150
         Other (income) expense, net                            (144)                   279
                                                             -------                -------
              Total other expense, net                       $   235                $    35
                                                             =======                 ======


5.       EARNINGS PER SHARE

         Earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares outstanding during the period. Primary and fully diluted EPS are the same since the Company had no common stock equivalents during the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which simplifies the standards for computing EPS. Statement 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" (APB 15). Statement No. 128 requires dual presentation of Basic (which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures. Statement No. 128 will be effective for financial statements for the year ended December 31, 1997, including interim periods to be presented therein; however, earlier application is not permitted. The Company does not expect that the adoption of this statement will have a material effect on its calculation of EPS.

     6.   CONTINGENCIES

         In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at March 31, 1997.

7.       RELATED PARTY TRANSACTION

         On April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of Common at $24.44 per share, the average market price for the ten days ending on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under the Securities Act of 1933. It is expected that proceeds of the sale will be used for general corporate purposes. Following this private placement, Benesse beneficially owned 6,985,338 shares, or 72.34%, of the 9,656,013 shares of Common then outstanding.

8.       STOCK OPTION AND INCENTIVE PLANS

         On April 17, 1997, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is 377,000. The Company plans to reserve 377,000 of its treasury shares for use under the Plan. Subject to shareholder approval of the Plan, the Company has agreed to grant 327,200 options on June 30, 1997 at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Included within the 327,200 options are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, 50,000 of which have been approved for grant in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP").

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1996. Certain statements contained within this discussion constitute forward looking statements. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VS.
THREE MONTHS ENDED MARCH 31, 1996

Sales for the quarter ended March 31, 1997 were $88.4 million, 0.9% below the same period in the prior year. This decline was due to unfavorable exchange rate fluctuations of $5.1 million, (primarily the result of a strengthening dollar against the Japanese yen, the German mark, and most other European currencies), partially offset by operations increases in the Instruction and Translation business segments.

Beginning in 1997, the Company split its Asia division into two operating divisions: Japan, and Asia (the latter consisting of all other countries within the region). The following discussion reflects this change.

Language Instruction sales, including franchising activity, for the quarter ended March 31, 1997 were $65.0 million, 2.4% below the same period in 1996, as decreases in Japan, Central/Eastern Europe and Western Europe were partially offset by increases in the other geographic divisions. The sales decline in Japan ($2.3 million, or 14.4%) primarily reflected unfavorable exchange rate fluctuations ($2.0 million), and a decline in average revenue per lesson ("ARPL"). Central/Eastern Europe's decrease ($1.0 million, or 6.5%) primarily reflects unfavorable exchange rate fluctuations ($1.9 million, principally versus the German mark and Swiss franc) and a volume decline in Germany, partially offset by ARPL increases in all countries within the division, and by volume increases in Poland. The decline in Western Europe ($0.8 million, or 7.4%) was attributable to unfavorable exchange fluctuations, primarily for France, Belgium and Spain. North America's sales increase ($1.1 million, or 8.0%) primarily resulted from volume and ARPL improvements, and the performance of the Berlitz on Campus specialty program. The increase in Latin American revenues ($0.9 million, or 10.2%) was primarily attributable to volume increases in Brazil and ARPL improvements in Mexico.

During the three-month period ended March 31, 1997, the number of lessons given was approximately 1.3 million, 1.7% above the same period in the prior year, reflecting increases in most divisions. Lesson volume in North America increased 4.9% from the prior year. Japan's lesson volume remained flat with the prior year. Lesson volume in Asia rose 9.7% from 1996, reflecting the startup of operations in Singapore, partially offset by a decline in Thailand. Lesson volume in Latin America increased by 4.0% from prior year, primarily reflecting volume improvements in Brazil. Lesson volume in Central/Eastern Europe increased 1.2% over the prior year, primarily reflecting an increase in Poland, partially offset by a decline in Germany. Lesson volume in Western Europe declined 2.8% from 1996, primarily due to a shortfall in Italy, which has been affected by an unsettled political climate.

For the 1997 first quarter, ARPL was $42.17, as compared to $45.13 in the comparable prior-year period. The decline reflected the effect of unfavorable exchange rate fluctuations. ARPL ranged from a high of approximately $59.68 in Brazil to a low of $17.32 in the Slovak Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened one new language center during the 1997 first quarter in Peru and sold two franchises in France and Mexico.

Translation segment sales were $19.6 million for the three-month period ended March 31, 1997, an increase of $0.9 million, or 5.0%, from the same period in 1996, as results from operations were partially offset by unfavorable exchange fluctuations of $0.3 million. The operations growth was primarily due to an increase in Ireland, partially offset by declines in the U.S., Germany, Denmark and Japan. Ireland's revenue increase resulted from continued growth in services provided in software-related industries. The U.S. revenues were down as a result of an unusually high sales month in March 1996 from one large contract. Results in Germany, Japan and Denmark were affected by general slowdowns in local markets. The 1997 quarterly revenue growth rate is not indicative of a trend for the entire year.

Publishing segment sales were $3.7 million for the three months ended March 31, 1997, $0.3 million or 8.0% below 1996, primarily reflecting a decrease in travel related products in Western Europe. Exchange rate fluctuations were not significant.

The Company's cost of services and products sold as a percentage of sales was 60.0% in the first three months of 1997, compared to 60.6% in the comparable prior year quarter. This change from the prior year reflected decreased percentages for certain center operating expenses, partially offset by increases in percentages for translator costs. Selling, general and administrative expenses as a percentage of sales were 33.0% in the 1997 first quarter, compared with 31.4% in the comparable prior year period. This increase was affected primarily by higher administrative salary percentages, due in part to changes in allocations of responsibilities under matrix management.

EBITA/1/ for the 1997 first quarter was $6.2 million, or 7.0% of sales, compared to $7.1 million, or 8.0% of sales, in the same prior year period, reflecting EBITA declines in the Instruction and Translations segments and an increase in non-segment related corporate expenses.

Instruction segment EBITA, including franchising activity, for the quarter ended March 31, 1997 was $9.3 million, or 14.3% of segment sales, compared to $9.8 million, or 14.6% of segment sales, in the comparable prior year period. This decline was largely due to increases (as a percentage of sales) for administrative salaries and certain other administrative costs.

---------------------
/1/EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.
                                       9

Translation segment EBITA for the three months ended March 31, 1997 was $ 1.3 million, or

6.4% of segment sales, compared to $1.8 million, or 9.5% of segment sales, in the prior year. The 1997 results reflect an unfavorable product mix compared to the prior year period, combined with lower volume in certain Asian and Western European countries and certain one-time charges.

Publishing segment EBITA for the 1997 first quarter was $0.4 million, compared to a break-even EBITA in the prior year. This improvement from the prior year primarily is a result of improved production efficiencies and higher licensing revenue.

Non-segment related corporate expenses included in EBITA were $4.7 million for the three months ended March 31, 1997, compared with $4.4 million in the same prior year period. This increase was primarily due to higher expenses in 1997 associated with the Company's Supplemental Executive Retirement Plan (the "SERP"), and New Long-Term Executive Incentive Compensation Plan (the "New LTIP").

Interest expense on long-term debt for the three months ended March 31, 1997 decreased by $0.3 million, or 12.7%, from the comparable prior year period, primarily due to scheduled principal repayments and a lower average interest rate on a portion of the Company's long-term debt.

Other expense, net for the three months ended March 31, 1997 increased $0.2 million primarily due to higher foreign exchange losses and the absence of gains from currency coupon swap agreements which reduced expenses in 1996.

The Company recorded an income tax expense of $0.3 million, or an effective rate of 57.2%, during the current period. This compared to an income tax expense of $1.3 million, or an effective rate of 87.7%, in the prior year's quarter. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

Net cash provided by operating activities was $7.7 million for the quarter ended March 31, 1997, up $3.9 million from the comparable prior year period due primarily to lower prepaid expenses and an increase in prepayment of fees by the Company's customers.

Capital expenditures during the three-month period ended March 31, 1997 were $3.1 million, primarily reflecting costs of refurbishments and purchases for existing centers. Capital expenditures declined by $0.6 million from the comparable prior year period, which included $1.5 million related to the April 1996 relocation of the Company's corporate headquarters to its new facility in Princeton, New Jersey.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at March 31, 1997, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $0.3 million.

In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments which could result in additional tax payments of approximately $9.3 million, plus accrued interest. The Company is contesting the deficiency notice and intends to fund any deficiency that may ultimately result through its cash resources. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plan.

On March 28, 1997, the Company signed a nationwide interpreter service contract with the Department of Justice, Executive Office for Immigration Review ("EOIR") for the next two years, with three annual renewal options at the election of EOIR. The time period within which a Government Accounting Office or Agency Protest to this contract could have been made expired on April 7, 1997 and no such Protest had been filed. The Department of Justice informed the Company that any parties eligible to Protest have advised the Department of Justice in writing that they would not do so.

On April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation, signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of Common at $24.44 per share, the average market price for the ten days ending on April 29, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was closed on May 12, 1997. It is expected that proceeds of the sale will be used for general corporate purposes.

At March 31, 1997, the Company's liquid assets of $25.6 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. During 1997, the Company anticipates capital expenditures to increase compared with historical trends in connection with the refurbishment of the Company's language centers and the expansion of the Company's Translations segment. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10Q constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the future continuation of the EOIR contract; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; as well as more general factors affecting future cash flows, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws, regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.


                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.

      10.1 Stock Purchase Agreement between Fukutake Holdings (America), Inc. and Berlitz International, Inc., dated April 29, 1997.

      10.2   1996 Stock Option Plan, as amended.

      27     Financial Data Schedule, for the three months ended March 31, 1997.


b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BERLITZ INTERNATIONAL, INC.
                                              (Registrant)




Date:  May 15, 1997                     By:   /s/ HENRY D. JAMES
                                             -------------------
                                                  Henry D. James
                                                  Executive Vice President and
                                                  Chief Financial Officer