Form 10-Q
period 1997-06-30
BERLITZ INTERNATIONAL INC
filed 1997-08-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


                         Commission File Number 1-10390

                           Berlitz International, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                           13-355-0016
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

              400 Alexander Park, Princeton, New Jersey 08540-6306
              ----------------------------------------- ----------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the registrant's common stock, at the close of business on August 13, 1997, is 9,656,013.

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS


                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE THREE MONTHS ENDED JUNE 30,
                (Dollars in thousands, except per share amounts)

                                                                 1997       1996
                                                             --------    -------

Sales of services and products                               $ 95,005    $91,332
                                                             --------    -------

Costs and expenses:
  Cost of services and products sold                           54,974     53,482
  Selling, general and administrative                          29,192     28,859
  Amortization of publishing rights, excess of cost
     over net assets acquired, and other intangibles            3,137      3,115
  Interest expense on long-term debt                            1,752      1,940
  Interest expense to affiliates                                  513        475
  Other (income) expense, net                                    (410)        57
                                                             --------    -------
     Total costs and expenses                                  89,158     87,928
                                                             --------    -------

  Income before income taxes and minority
     interest in earnings of subsidiary                         5,847      3,404

  Income tax expense                                            3,747      1,927

  Minority interest in earnings of subsidiary                     151        471
                                                             --------    -------

  Net income                                                 $  1,949    $ 1,006
                                                             ========    =======

  Earnings per share                                         $   0.20    $  0.11
                                                             ========    =======

  Average number of shares outstanding (000's)                  9,543      9,434
                                                             ========    =======

      See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                (Dollars in thousands, except per share amounts)

                                                                1997        1996
                                                           ---------    --------

Sales of services and products                             $ 183,434    $180,598
                                                           ---------    --------

Costs and expenses:
  Cost of services and products sold                         108,040     107,607
  Selling, general and administrative                         58,333      56,856
  Amortization of publishing rights, excess of cost
     over net assets acquired, and other intangibles           6,286       6,349
  Interest expense on long-term debt                           3,511       3,956
  Interest expense to affiliates                               1,027         858
  Other (income) expense, net                                   (175)         92
                                                           ---------    --------
     Total costs and expenses                                177,022     175,718
                                                           ---------    --------

  Income before income taxes and minority
     interest in earnings of subsidiary                        6,412       4,880

  Income tax expense                                           4,070       3,222

  Minority interest in earnings of subsidiary                    225         448
                                                           ---------    --------

  Net income                                               $   2,117    $  1,210
                                                           =========    ========

  Earnings per share                                       $    0.22    $   0.12
                                                           =========    ========

  Average number of shares outstanding (000's)                 9,475       9,733
                                                           =========    ========

      See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       (Unaudited)
                                                         June 30,   December 31,
                                                             1997         1996
                                                        ---------    ---------
ASSETS
Current assets:
Cash and temporary investments                          $  29,263    $  25,781
Accounts receivable, less allowance for
  doubtful accounts of $2,089 and $1,914                   40,907       36,048
Unbilled receivables                                        5,166        3,807
Inventories                                                 9,579       10,260
Prepaid expenses and other current assets                   8,135        6,815
                                                        ---------    ---------
  Total current assets                                     93,050       82,711
Property and equipment, net of accumulated
  depreciation of $16,331 and $15,275                      29,841       29,363
Publishing rights, net of accumulated
  amortization of $3,884 and $3,504                        18,101       18,864
Excess of cost over net assets acquired and
  other intangibles, net of accumulated
  amortization of $51,462 and $46,049                     408,228      417,611
Other assets                                               13,183       12,696
                                                        ---------    ---------
  Total assets                                          $ 562,403    $ 561,245
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                       $   3,324    $  10,741
Accounts payable                                            5,987        5,943
Deferred revenues                                          38,740       34,748
Payrolls and commissions                                   12,124       10,227
Income taxes payable                                        2,107        4,207
Accrued expenses and other current liabilities             11,738       11,713
                                                        ---------    ---------
  Total current liabilities                                74,020       77,579
Long-term debt                                             56,137       56,353
Notes payable to affiliates                                39,419       38,294
Deferred taxes and other liabilities                       22,468       22,348
Minority interest                                           9,487        9,264
                                                        ---------    ---------
  Total liabilities                                       201,531      203,838
                                                        ---------    ---------

Commitments and Contingencies (Note 6)

Shareholders' equity:
Common stock                                                1,003        1,003
Additional paid-in capital                                372,518      368,658
Retained earnings                                           5,543        3,426
Cumulative translation adjustment                         (14,799)     (10,037)
Treasury stock at cost                                     (3,393)      (5,643)
                                                        ---------    ---------
  Total shareholders' equity                              360,872      357,407
                                                        ---------    ---------
  Total liabilities and shareholders'
    equity                                              $ 562,403    $ 561,245
                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (Dollars in thousands)

                                                               1997       1996
                                                           --------   --------
Cash flows from operating activities:
  Net income                                               $  2,117   $  1,210
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                             10,296      9,819
   Minority interest,  provision for bad debts,
    foreign exchange (gains) losses, net, and
    gains on currency swap agreements                           853        819
   Changes in operating assets and liabilities               (1,640)    (5,757)
                                                           --------   --------
     Net cash provided by operating activities               11,626      6,091
                                                           --------   --------

Cash flows from investing activities:
  Capital expenditures                                       (6,117)    (7,175)
                                                           --------   --------
     Net cash used in investing activities                   (6,117)    (7,175)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds of note payable to affiliate                          --      6,000
  Payments to acquire treasury stock                                    (5,643)
  Proceeds from sale of treasury stock                        6,110         --
  Repayment of long-term debt                                (7,617)    (5,782)
                                                           --------   --------
     Net cash used in financing activities                   (1,507)    (5,425)
                                                           --------   --------

Effect of exchange rate changes on cash and
  temporary investments                                        (520)      (613)
                                                           --------   --------

Net increase (decrease) in cash and temporary investments     3,482     (7,122)
Cash and temporary investments, beginning of period          25,781     25,402
                                                           --------   --------

Cash and temporary investments, end of period              $ 29,263   $ 18,280
                                                           ========   ========

Supplemental disclosures of cash flow information:
  Cash payments for:
      Interest                                             $  3,077   $  3,526
                                                           ========   ========
      Income taxes                                         $  6,294   $  2,887
                                                           ========   ========
  Cash refunds of income taxes                             $    150   $    415
                                                           ========   ========

See accompanying Notes to the Consolidated Financial Statements.

                             BERLITZ INTERNATIONAL, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share amounts)

1.    General

      a) Basis of Preparation - The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1996 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

      b) Derivative Financial Instruments - Those currency coupon swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements do not exceed the quarterly effect of exchange rate changes on the underlying net investment. When these agreements are effective, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within "Foreign exchange (gains) losses, net". If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value are recognized within the Consolidated Statement of Operations.

      c) Reclassifications - Certain reclassifications have been made to the prior period financial statements to conform to the 1997 presentation.

2.    Long-Term Debt

      Long-term debt consists of the following:

                                                     June 30,  December 31,
                                                        1997          1996
                                                     -------   -----------
       Term Loan                                     $ 3,103       $10,500
       Senior Notes                                   56,000        56,000
       Other                                             358           594
                                                     -------       -------
           Total                                      59,461        67,094
       Less current  maturities                        3,324        10,741
                                                     -------       -------
           Long-term debt                            $56,137       $56,353
                                                     =======       =======


3.    Fair Values of Financial Instruments

      The carrying amounts and estimated fair values of the Company's financial instruments at

      June 30, 1997 and December 31, 1996 were as follows:

                                            1997                 1996
                                    --------------------  --------------------
                                    Carrying  Estimated   Carrying  Estimated
                                     Amount   Fair Value   Amount   Fair Value
                                    --------  ----------  --------  ----------
Assets:
  Cash and temporary investments     $29,263    $29,263    $25,781    $25,781
  Currency coupon swap agreements        394        394        228        228

Liabilities:
  Long-term debt, including
    current  maturities               59,461     63,495     67,094     71,652
  Notes payable to affiliates         39,419     34,376     38,294     32,926
  Currency coupon swap agreements        327        327        694        694

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

4.    Other (Income) Expense, net

                                                  Three months     Three months
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------

Interest income on temporary investments                 $(187)           $(168)
Foreign exchange (gains) losses, net                      (136)             186
Other non-operating taxes                                   86              190
Other investment income, net                              (100)             (79)
Other income, net                                          (73)             (72)
                                                         -----            -----
     Total other (income) expense, net                   $(410)           $  57
                                                         =====            =====

                                                    Six months       Six months
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------

Interest income on temporary investments                 $(331)           $(344)
Foreign exchange losses, net                                74              258
Gain on currency coupon swap agreement                      --             (399)
Other non-operating taxes                                  249              299
Term Loan administration fee                               150              150
Other investment income, net                              (199)             (49)
Other (income) expense, net                               (118)             177
                                                         -----            -----
     Total other (income) expense, net                   $(175)           $  92
                                                         =====            =====

5.    Earnings Per Share

      Earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares outstanding during the period. Primary and fully diluted EPS are the same since the Company had no common stock equivalents during the periods presented.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which simplifies the standards for computing EPS. SFAS 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). SFAS 128 requires dual presentation of Basic (which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. SFAS 128 will be effective for financial statements for the year ended December 31, 1997, including interim periods to be presented therein; however, earlier application is not permitted. The Company does not expect that the adoption of this statement will have a material effect on its calculation of EPS, given the relatively small number of common stock equivalents expected to be outstanding during 1997.

6.    Contingencies

      In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at June 30, 1997. During the six months ended June 30, 1997, the Company made a payment of $2.5 million to the IRS in connection with this notice.

7.    Related Party Transaction

      On April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of Common at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under the Securities Act of 1933. It is expected that proceeds of the sale will be used for general corporate purposes. Following this private placement, Benesse beneficially owned 6,985,338 shares, or 72.34%, of the 9,656,013 shares of Common then outstanding.

      The issuance of the treasury shares under this private placement was accounted for using the cost method, whereby the excess sale price per share over the $9 cost per share was allocated to additional paid-in-capital.

8.    Stock Option and Incentive Plans

      On April 17, 1997, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is 377,000. The Company has reserved 377,000 of its treasury shares for use under the Plan, which was approved by the Company's shareholders on May 15, 1997.

      The Company granted 327,200 options under the Plan on June 30, 1997 (the "June 1997 Options") at an exercise price of $24.9375, equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Included within the 327,200 options are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, of which 50,000 have been granted (the "Relinquishment Options") in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP").

      The June 1997 Options may not be exercised prior to January 1, 1999. On such date, they become fully exercisable until their normal expiration on June 29, 2004, except for the Relinquishment Options, which expire on December 31, 1999. Unexercised June 1997 Options expire earlier upon the grantee's termination of service with the Company, unless a grantee's service terminates by reason of death, disability, retirement after age 60, or termination by the Company other than for cause.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income and earnings per share for the quarter and year-to-date periods ended June 30, 1997 would not have differed from the Company's reported results, due to the grants occurring on the last day of the quarter.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the June 30, 1997 grants under the Plan: dividend yield of zero percent; expected volatility of 23%; risk free interest rates of 5.79% for the Relinquishment Options and 6.08% for all others; and expected lives of 1 1/2 years for the Relinquishment Options and 4.25 years for all others. The fair value of each option granted under the Plan on June 30, 1997 was $3.81 for the Relinquishment Options and $7.50 for all others.

9.    Subsequent Event

      On July 23, 1997, the Company entered into an agreement to acquire ELS Educational Services, Inc., a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million. Closing of the acquisition, which is subject to certain conditions, including regulatory approvals, is expected to occur by early September.

      Financing for the transaction, and simultaneous refinancing of the Company's existing long-term debt including related costs, will be provided through bank borrowings in the aggregate principal amount of $165.0 million. In connection with this refinancing, the Company has provided notice to the holders of its Senior Notes of its intention to settle such Notes during the 1997 third quarter and to pay related prepayment penalties which are subject to adjustment, based upon movements in U.S. Treasury interest rates, until three business days prior to the date of prepayment. As a result of this early extinguishment of debt, the Company anticipates incurring a third quarter extraordinary charge, net of related tax benefit, of approximately $6.6 million, subject to final adjustment and including prepayment penalties and the write-off of unamortized deferred financing costs.

      In anticipation of the refinancing transaction, the Company has also entered into a forward start, five year interest rate swap agreement, effective July 1997, which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount originally set at $66.0 million. This agreement is designed to comply with a proposed covenant requiring a hedge of a portion of the floating interest rate debt under the transaction. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated. The Company will account for these interest rate swap transactions under the accrual method of accounting, whereby: a) each net receipt/payment is recognized in earnings during the period to which the receipt/payment relates, as a yield adjustment to "Interest expense on long-term debt"; b) gains and losses on terminated agreements are amortized over the underlying debt obligations remaining life as a yield adjustment; and c) there is no recognition on the balance sheet for the derivative's fair value.

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

Results of Operations - Three Months Ended June 30, 1997 vs.
Three Months Ended June 30, 1996

Sales for the quarter ended June 30, 1997 were $95.0 million, 4.0% above the same period in the prior year. This increase was due to operating activity results in the Instruction and Translation business segments, partially offset by unfavorable exchange rate fluctuations of $5.7 million, (primarily the result of a strengthening dollar against the Japanese yen, the German mark, and most other European currencies).

Language Instruction sales, excluding franchising activity, for the quarter ended June 30, 1997 were $71.1 million, 1.7% above the same period in 1996, as increases in Latin America, North America, and Asia were partially offset by decreases in the other geographic divisions. The increase in Latin American revenues ($2.1 million, or 18.7%) was primarily attributable to lesson volume increases in all countries and average revenue per lesson ("ARPL") increases in most countries, most notably Mexico. North America's sales growth ($0.9 million, or 5.9%) primarily resulted from volume and ARPL improvements. Asia's sales rose $0.4 million, or 47.4%, from 1996, primarily reflecting the startup of operations in Singapore and improved volume in Hong Kong and Thailand. The sales decline in Japan ($1.3 million, or 7.7%) primarily reflected unfavorable exchange rate fluctuations ($2.1 million), partially offset by the effects of special sales campaigns. Central/Eastern Europe's decrease ($0.7 million, or 4.6%) primarily reflects unfavorable exchange rate fluctuations ($2.0 million, principally versus the German mark, the Swiss franc, the Austrian schilling and the Polish zloty). This adverse exchange effect was partly mitigated by ARPL improvements in most countries and by higher lesson volume, primarily in Germany, Poland and Austria. The decline in Western Europe ($0.2 million, or 2.2%) was largely attributable to unfavorable exchange fluctuations, primarily for France, Belgium and Spain, which were partially offset by volume increases in France and Spain and by ARPL improvements in all countries except Holland.

During the three-month period ended June 30, 1997, the number of lessons given was approximately 1.5 million, 9.1% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America and Japan improved by 4.7% and 9.2%, respectively, due to improving economic conditions and aggressive sales strategies. Lesson volume in Asia rose 32.8% from 1996, reflecting the startup of operations in Singapore, and general growth in Hong Kong. Latin America's lesson volume increased by 13.3% from prior year, primarily reflecting improved economic conditions in the region. Lesson volume in Central/Eastern Europe rose 11.0% over the prior year, primarily reflecting improvements in most countries within the region, in particular Germany and Poland, the latter of which is primarily due to improving market conditions and newly opened language centers. Lesson volume in Western Europe improved 4.6% from the 1996 second quarter.

For the 1997 second quarter, ARPL was $41.72, as compared to $44.66 in the comparable prior-year period. The decline reflected the effect of unfavorable exchange rate fluctuations of $3.16. ARPL ranged from a high of approximately $61.89 in Brazil to a low of $12.81 in the Slovak Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened three new language centers during the 1997 second quarter in Chile, Israel and Mexico and sold two franchises in Austria and Costa Rica.

Translation segment sales were $20.7 million for the three-month period ended June 30, 1997, an increase of $3.4 million, or 19.3%, from the same period in 1996, as results from operations were partially offset by unfavorable exchange fluctuations of $0.6 million. The operations growth was primarily due to activity in North America and Ireland. The North America revenue increase resulted from the expansion of business of the existing client base, the continued development of documentation translation services, and the timing of certain contracts. Ireland's sales increase is the result of continued growth in software related services. These increases were partially offset by a decrease in revenue in Germany and Japan as a result of reorganization efforts and the Scandinavian (Denmark, Finland, Norway and Sweden) region due to delay in projects from a major customer.

Publishing segment sales were $3.5 million for the three months ended June 30, 1997, $0.6 million or 14.4% below 1996, primarily reflecting a decrease in travel-related products worldwide, a delay in the release of certain titles, and the difficult climate of the publishing retail industry. In addition, a delay in the release of certain titles has resulted in a sales shortfall. Exchange rate fluctuations did not significantly impact sales.

The Company's cost of services and products sold as a percentage of sales was 57.9% for the 1997 second quarter, compared to 58.6% in the same prior year quarter. This change from the prior year reflected decreased percentages for certain center-related operating expenses, partially offset by increases in percentages for direct translator costs, primarily in Asia. Selling, general and administrative expenses as a percentage of sales were 30.7% in the 1997 second quarter, compared with 31.6% in the same prior year period. This improvement resulted primarily from a lower percentage for advertising and from general cost control measures.

EBITA(1) for the three months ended June 30, 1997 was $10.8 million, or 11.4% of sales, compared to $9.0 million, or 9.8% of sales, in the same prior year period, reflecting improvements in the Instruction and Translations segments, partially offset by an increase in non-segment related corporate expenses.

Instruction segment EBITA, excluding franchising activity, for the quarter ended June 30, 1997 was $14.2 million, or 20.0% of segment sales, compared to $12.9 million, or 18.5% of segment sales, in the comparable prior year period. This improvement was due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

Translation segment EBITA for the three months ended June 30, 1997 was $ 2.0 million, or 9.6% of segment sales, compared to $0.5 million, or 2.7% of segment sales, in the prior year. The 1997 EBITA results were positively affected by continued expansion of software-related services, by growth from the recurring client base, and by cost reduction efforts of certain general office and administrative expenses. These positive results were partially offset by poor results in Japan and Asia, where expansion and reorganization plans continue to hamper financial results, and in the Scandinavian region due to a delay in certain projects.

Publishing segment reported a break-even EBITA for the 1997 second quarter, compared with a slight EBITA profit in the prior year. This decrease with the prior year is due primarily to the sales shortfall, partially offset by the absence of non-recurring prior year charges related to the shutdown of our European production facility and by cost savings from the reorganization of the production process.

Non-segment related corporate expenses, including an EBITA loss from franchising activity, included in EBITA were $5.4 million for the three months ended June 30, 1997, compared with $4.5 million in the same prior year period. This increase was primarily due to higher expenses in 1997 associated with: a) franchising activity; b) the Company's Supplemental Executive Retirement Plan (the "SERP"); c) the New Long-Term Executive Incentive Compensation Plan (the "New LTIP"); and d) corporate training programs.

Interest expense on long-term debt for the three months ended June 30, 1997 decreased by $0.2 million, or 9.7%, from the comparable prior year period, primarily due to scheduled principal repayments of the Company's long-term debt.

Other income, net for the three months ended June 30, 1997 increased $0.5 million primarily due to higher net foreign exchange gains.

The Company recorded an income tax expense of $3.7 million, or an effective rate of 64.1%, during the current quarter. This compared to an income tax expense of $1.9 million, or an effective rate of 56.6%, in the prior year's second quarter. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

----------
(1) EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

Results of Operations - Six Months Ended June 30, 1997 vs.
Six Months Ended June 30, 1996

Sales for the six months ended June 30, 1997 were $183.4 million, 1.6% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, partially offset by unfavorable exchange rate fluctuations of $10.8 million (primarily the result of a strengthening dollar against the Japanese yen, the German mark, and most other European currencies.)

Language Instruction sales, excluding franchising activity, for the six months ended June 30, 1997 were $135.6 million, 0.6% below the same period in 1996, as decreases in Japan, Central/Eastern Europe and Western Europe were partially offset by increases in the other geographic divisions. The sales decline in Japan ($3.6 million, or 10.9%) primarily reflected unfavorable exchange rate fluctuations ($4.1 million). Central/Eastern Europe's decrease ($1.8 million, or 5.5%) primarily reflected unfavorable exchange rate fluctuations ($3.9 million, principally versus the German mark and Swiss franc), partially offset by lesson volume and ARPL increases in most countries within the division. The sales decline in Western Europe ($1.0 million, or 4.7%) was attributable to unfavorable exchange fluctuations ($1.9 million), primarily for France, Belgium and Spain, partially offset by improvements in France due in large part to an increase in volume from corporate clients. North America's sales increase ($2.0 million, or 6.9%) primarily resulted from volume and ARPL improvements. Asia's sales improvement ($0.6 million, or 34.7%) mainly reflected the startup of operations in Singapore. The increase in Latin American revenues ($3.0 million, or 15.0%) was primarily attributable to volume increases in most countries. ARPL improvements, most notably in Mexico, also favorably impacted Latin America revenues.

During the six-month period ended June 30, 1997, the number of lessons given was approximately 2.8 million, 5.5% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America and Japan increased 4.8% and 4.9%, respectively, from the prior year due partly to special sales campaigns. Lesson volume in Asia rose 21.3% from 1996, mainly reflecting the startup of operations in Singapore. Lesson volume in Latin America increased by 9.2% from prior year, primarily reflecting growth in all countries except Chile, as well as the startup of operations in Lima, Peru. Lesson volume in Central/Eastern Europe increased 5.9% over the prior year, primarily reflecting an increase in Poland due to the opening of two new language centers toward the latter part of 1996, and a recovery by Germany of its 1997 first quarter lesson volume shortfall. Lesson volume in Western Europe improved by 0.7% from 1996, primarily due to moderate increases in several countries including France, which has shown an increase in sales to certain corporate clients. These increases have more than offset decreased volume in certain other countries within the division, particularly in Italy, whose economy continues to be stagnant.

For the 1997 first half, ARPL was $41.94, as compared to $44.89 in the comparable prior-year period. The decline reflected the effect of unfavorable exchange rate fluctuations of $3.23. ARPL ranged from a high of approximately $60.94 in Brazil to a low of $14.54 in the Slovak Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened four new language centers during the 1997 first half in Chile, Israel, Mexico and Peru and sold four franchises in Austria, Costa Rica, France, and Mexico.

Translation segment sales were $40.3 million for the six-month period ended June 30, 1997, an increase of $4.3 million, or 11.9%, from the same period in 1996, as results from operations were partially offset by unfavorable exchange fluctuations of $0.9 million. The operations growth was primarily due to an increase in Ireland, partially offset by declines in Germany, Japan and the Scandinavian region. Ireland's revenue increase resulted from continued growth in services provided in software-related industries. Results in Germany and Japan were affected by general slowdowns in local markets and certain reorganization efforts. Sales in the Scandinavian region were negatively impacted by a delay in projects from a major customer.

Publishing segment sales were $7.2 million for the six months ended June 30, 1997, $0.9 million or 11.2% below 1996, primarily reflecting a decrease in travel related products worldwide. Exchange rate fluctuations were not significant.

The Company's cost of services and products sold as a percentage of sales was 58.9% for the first half of 1997, compared to 59.6% for the first half of 1996. This change from the prior year reflected decreased percentages for certain center-related operating expenses, partially offset by increases in percentages for direct translator costs. Selling, general and administrative expenses as a percentage of sales were 31.8% for the six months ended June 30, 1997, compared with 31.5% during the first half of 1996. This increase was affected primarily by higher administrative salary percentages, due in part to changes in allocations of responsibilities under matrix management, partially offset by lower advertising expenses.

EBITA for the six month period ended June 1997 was $17.1 million, or 9.3% of sales, compared to $16.1 million, or 8.9% of sales, in the same prior year period, reflecting EBITA improvements in all business segments, partially offset by an increase in non-segment related corporate expenses.

Instruction segment EBITA, excluding franchising activity, for the six months ended June 30, 1997 was $23.7 million, or 17.5% of segment sales, compared to $23.0 million, or 16.9% of segment sales, in the same prior year period. This improvement was largely due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

Translation segment EBITA for the 1997 first half was $ 3.3 million, or 8.1% of segment sales, compared to $2.2 million, or 6.2% of segment sales, in the prior year. The 1997 EBITA results reflect the positive effects of expansion of software-related services, continued growth in traditional documentation related services, and the reduction of certain general corporate office and administrative expenses, all of which were partially offset by the weakness in certain European countries, Japan, Asia, and the Scandinavian region.

Publishing segment EBITA for the 1997 first half was $0.4 million, compared to $0.1 million in the prior year. The improved EBITA was due primarily to the absence of non-recurring prior year charges related to the shutdown of our European production facility and to cost savings from the reorganization of the production process.

Non-segment related corporate expenses, including an EBITA loss from franchising activity, included in EBITA were $10.3 million for the six months ended June 30, 1997, compared with $9.2 million in the same prior year period. This increase was primarily due to higher expenses in 1997 associated with the SERP, the New LTIP, and corporate training programs.

Interest expense on long-term debt for the six months ended June 30, 1997 decreased by $0.4 million, or 11.2%, from the comparable prior year period, primarily due to scheduled principal repayments of the Company's long-term debt.

Other income, net for the six months ended June 30, 1997 increased $0.3 million primarily due to higher net foreign exchange gains and investment income, partially offset by the absence of gains from the termination of currency coupon swap agreements which provided income in 1996.

The Company recorded an income tax expense of $4.1 million, or an effective rate of 63.5%, during the current period. This compared to an income tax expense of $3.2 million, or an effective rate of 66.0%, in the prior year's first half. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

Net cash provided by operating activities was $11.6 million for the six months ended June 30, 1997, up $5.5 million from the comparable prior year period. This improvement was due to a number of factors, including an increase in prepayment of fees by the Company's customers, as well as the timing of payments for certain accrued liabilities, most notably payrolls and commissions. The increase was partially offset by higher accounts receivable, and by a $2.5 million tax payment associated with the October 1996 Internal Revenue Service ("IRS") deficiency notice, hereinafter discussed.

Capital expenditures during the six-month period ended June 30, 1997 were $6.1 million, primarily reflecting costs of refurbishments and purchases for new and existing centers. Capital expenditures declined by $1.1 million from the comparable prior year period, which included $2.5 million related to the April 1996 relocation of the Company's corporate headquarters to its new facility in Princeton, New Jersey.

Pursuant to a covenant under the Acquisition Debt Facilities, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at June 30, 1997, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $0.1 million.

In October 1996, the IRS issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. In connection with this notice, the Company made a payment of $2.5 million to the IRS during the 1997 second quarter. The Company is contesting the deficiency notice and intends to fund any remaining deficiency that may ultimately result through its cash resources. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plan.

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

On July 23, 1997, the Company entered into an agreement to acquire ELS Educational Services, Inc., a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million. Closing of the acquisition, which is subject to certain conditions, including regulatory approvals, is expected to occur by early September.

Financing for the transaction, and simultaneous refinancing of the Company's existing Acquisition Debt Facilities and related penalties and costs, will be provided through a $165 million fully-underwritten bank loan commitment, to be repaid over a five year period. In connection with this refinancing, the Company expects to incur prepayment penalties of approximately $6.2 million on the Senior Note portion of the Acquisition Debt Facilities, subject to adjustment, based on U.S. Treasury interest yields, until three business days prior to the date of prepayment.

In anticipation of the refinancing transaction, the Company has entered into a five-year interest rate swap agreement, effective July 1997, which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount originally set at $66.0 million. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated.

At June 30, 1997, the Company's liquid assets of $29.3 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. During 1997, the Company anticipates capital expenditures to increase compared with historical trends in connection with the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10Q constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the closing of the ELS purchase; the completion of the long-term financing transaction under the bank loan commitment; the effect on the Acquisition Debt Facilities prepayment penalty of fluctuations in the interest rate market; the future continuation of the EOIR contract; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; as well as more general factors affecting future cash flows, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws, regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

                             BERLITZ INTERNATIONAL, INC.
                             PART II.  OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.

      27    Financial Data Schedule, for the six months ended June 30, 1997.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                     SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BERLITZ INTERNATIONAL, INC.
                                    ---------------------------
                                          (Registrant)


Date:  August 13, 1997                    By:   /s/ HENRY D. JAMES
                                               -----------------------------
                                                Henry D. James
                                                Executive Vice President and
                                                Chief Financial Officer