Form 10-Q
period 1997-09-30
BERLITZ INTERNATIONAL INC
filed 1997-11-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to          to
                                                    --------    --------


                         Commission File Number 1-10390
                                                -------

                           BERLITZ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      13-355-0016
------------------------------                      ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

                    400 ALEXANDER PARK, PRINCETON, NEW JERSEY
                    -----------------------------------------
                        08540-6306 (Address of principal
                               executive offices)

                                 (609) 514-9650
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

The number of shares outstanding of the registrant's common stock, at the close of business on November 14, 1997, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                (Dollars in thousands, except per share amounts)


                                                           1997           1996
                                                        ---------      --------

Sales of services and products                          $ 104,436      $ 94,373
                                                        ---------      --------
Costs and expenses:
   Cost of services and products sold                      62,312        57,273
   Selling, general and administrative                     31,768        28,873
   Amortization of publishing rights,
      excess of cost over net assets
      acquired, and other intangibles                       3,540         3,205
   Interest expense on long-term debt                       1,993         1,862
   Interest expense to affiliates                             542           495
   Other income, net                                          (29)           (5)
                                                        ---------      --------
      Total costs and expenses                            100,126        91,703
                                                        ---------      --------

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                                       4,310         2,670

Income tax expense                                          3,259         1,673
Minority interest in earnings of subsidiary                   223           558
                                                        ---------      --------

Income before extraordinary item                              828           439

Extraordinary loss from early
   extinguishment of debt, net of income
   tax benefit of $1,949                                    6,285          --
                                                        ---------      --------

Net income (loss)                                       $  (5,457)     $    439
                                                        =========      ========

Earnings (loss) per share:
   Income before extraordinary loss                     $    0.09      $   0.05
   Extraordinary loss                                       (0.66)         --
                                                        ---------      --------
   Earnings (loss) per share                            $   (0.57)     $   0.05
                                                        =========      ========

Average number of shares outstanding (000's)                9,656         9,406
                                                        =========      ========


See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                (Dollars in thousands, except per share amounts)


                                                            1997          1996
                                                         ---------      --------

Sales of services and products                           $ 289,582      $276,579

Costs and expenses:
   Cost of services and products sold                    172,064         166,488
   Selling, general and administrative                    90,101          85,729
   Amortization of publishing rights,
      excess of cost over net assets
      acquired, and other intangibles                      9,826           9,554
   Interest expense on long-term debt                      5,504           5,818
   Interest expense to affiliates                          1,569           1,353
   Other (income) expense, net                              (204)             87
                                                       ---------        --------
      Total costs and expenses                           278,860         269,029
                                                       ---------        --------

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                                     10,722           7,550

Income tax expense                                         7,329           4,895
Minority interest in earnings of subsidiary                  448           1,006
                                                       ---------        --------

Income before extraordinary item                           2,945           1,649

Extraordinary loss from early
   extinguishment of debt, net of income
   tax benefit of $1,949                                   6,285            --
                                                       ---------        --------

Net income (loss)                                      $  (3,340)       $  1,649
                                                       =========        ========

Earnings (loss) per share:
   Income before extraordinary loss                    $    0.31        $   0.17
   Extraordinary loss                                      (0.66)           --
                                                       ---------        --------
   Earnings (loss) per share                           $   (0.35)       $   0.17
                                                       =========        ========

Average number of shares outstanding (000's)               9,536           9,623
                                                       =========        ========


See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                         SEPT. 30,     DEC. 31,
                                                           1997          1996
                                                        ---------     ---------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                          $  38,260     $  25,781
Accounts receivable, less allowance for
  doubtful accounts of $2,389 and $1,914                   45,505        36,048
Unbilled receivables                                        8,849         3,807
Inventories                                                 8,526        10,260
Prepaid expenses and other current assets                   8,664         6,815
                                                        ---------     ---------
  TOTAL CURRENT ASSETS                                    109,804        82,711
Property and equipment, net of accumulated
  depreciation of $17,103 and $15,275                      31,306        29,363
Publishing rights, net of accumulated amorti-
  zation of $4,104 and $3,504                              17,881        18,864
Excess of cost over net assets acquired
  and other intangibles, net of accumulated
  amortization of $54,351 and $46,049                     500,112       417,611
Other assets                                               12,787        12,696
                                                        ---------     ---------
  TOTAL ASSETS                                          $ 671,890     $ 561,245
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                       $  17,213     $  10,741
Accounts payable                                            7,275         5,943
Deferred revenues                                          38,259        34,748
Payrolls and commissions                                   16,346        10,227
Income taxes payable                                        2,807         4,207
Accrued expenses and other current liabilities             20,281        11,713
                                                        ---------     ---------
  TOTAL CURRENT LIABILITIES                               102,181        77,579
Long-term debt                                            147,135        56,353
Notes payable to affiliates                                39,499        38,294
Deferred taxes and other liabilities                       21,326        22,348
Minority interest                                           9,744         9,264
                                                        ---------     ---------
  TOTAL LIABILITIES                                       319,885       203,838
                                                        ---------     ---------

Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Common stock                                                1,003         1,003
Additional paid-in capital                                372,518       368,658
Retained earnings                                              86         3,426
Cumulative translation adjustment                         (18,209)      (10,037)
Treasury stock at cost                                     (3,393)       (5,643)
                                                        ---------     ---------
  TOTAL SHAREHOLDERS' EQUITY                              352,005       357,407
                                                        ---------     ---------
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                              $ 671,890     $ 561,245
                                                        =========     =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)


                                                             1997        1996
                                                          ---------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $  (3,340)   $  1,649
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                           15,960      15,199
     Minority interest, provision for bad debts,
      foreign exchange (gains) losses, net, and
      gains on currency swap agreements                       1,297       1,758
     Changes in operating assets and liabilities             (2,775)     (2,437)
                                                          ---------    --------
       Net cash provided by operating activities             11,142      16,169
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (9,487)     (9,791)
   Acquisition of businesses, net of cash acquired          (90,522)       --
                                                          ---------    --------
       Net cash used in investing activities               (100,009)     (9,791)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of note payable to affiliate                       --         6,000
   Payments to acquire treasury stock                          --        (5,643)
   Proceeds from sale of treasury stock                       6,110        --
   Proceeds from bank term loans                            120,000        --
   Net borrowings under revolving credit facility            44,000        --
   Repayment of long-term debt                              (66,724)     (8,595)
   Payment of deferred finance costs                           (725)       --
                                                          ---------    --------
       Net cash provided by (used in)
        financing activities                                102,661      (8,238)
                                                          ---------    --------

Effect of exchange rate changes on cash and
  temporary investments                                      (1,315)       (743)
                                                          ---------    --------

Net increase (decrease) in cash and
  temporary investments                                      12,479      (2,603)
Cash and temporary investments,
  beginning of period                                        25,781      25,402
                                                          ---------    --------

Cash and temporary investments, end of period             $  38,260    $ 22,799
                                                          =========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
         Interest                                         $   4,958    $  3,838
                                                          =========    ========
         Income taxes                                     $   8,321    $  4,431
                                                          =========    ========
  Cash refunds of income taxes                            $     248    $    483
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

2.   ELS ACQUISITION

     On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. The Company also incurred various transaction-related expenditures.

     The ELS Acquisition was accounted for by the purchase method of accounting, which contemplates an allocation of the acquisition cost to the acquired company's assets and liabilities based upon their fair value. The Company is currently undergoing an indepth valuation of the acquisition. It is expected that a significant portion of the excess purchase price over the net assets and liabilities acquired will be allocated to intangible assets such as tradenames, franchise value and sales agent network. A summary of the preliminary purchase price allocation as of September 30, 1997 follows:

Acquisition cost (including transaction expenses)                   $ 96,555
Net assets and liabilities acquired:
    Cash                                                   6,033
    Other assets (primarily  receivables and
            property and equipment)                        5,705
    Liabilities (primarily accounts payable, accrued
            expenses and payroll, and deferred
            revenue)                                     (13,645)
                                                         -------
       Total net liabilities acquired                                 (1,907)
                                                                    --------
Intangibles and excess of cost over net
  liabilities acquired                                              $ 98,462
                                                                    ========

     The acquisition-related intangibles and excess of cost over net liabilities acquired are amortized on a straight-line basis, tentatively over a 20 year life pending completion of the Company's valuation of the acquisition.

     The results of operations of ELS subsequent to the Closing Date are included in the Company's Consolidated Statement of Operations. The following table presents selected unaudited proforma information assuming that the ELS Acquisition (and the simultaneous refinancing of the Company's long-term debt; see Note 3) had occurred on January 1 of each period presented, and is not indicative of the results of operations which would actually have occurred had the transaction taken place on the dates indicated or of the results which may occur in the future.

                                                      PROFORMA         PROFORMA
                                                   NINE MONTHS      NINE MONTHS
                                                         ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                          1997             1996
                                                 -------------    -------------
     Sales of services and products                  $ 337,161       $ 325,719
     Income before income taxes, minority
       interest in earnings of subsidiary,
       and extraordinary item                            8,960           6,753
     Income before extraordinary item                    1,800           1,131
     Extraordinary loss                                 (6,721)         (7,510)
     Net loss                                        $  (4,921)      $  (6,379)
                                                     =========       =========

     Earnings (loss) per share:
           Income before extraordinary loss          $    0.19       $    0.12
           Extraordinary loss                            (0.70)          (0.78)
                                                     ---------       ---------
           Loss per share                            $   (0.51)      $   (0.66)
                                                     =========       =========

     The primary differences between the unaudited pro forma income statement data and the amounts as reported are as follows:

                                                      PROFORMA         PROFORMA
                                                   NINE MONTHS      NINE MONTHS
                                                         ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                          1997             1996
                                                 -------------    -------------
     Pre-acquisition ELS revenues                    $  47,579       $  49,140
     Pre-acquisition ELS net income                      2,266           4,027
     Decrease in ELS administrative
       expenses not recurring after
       Berlitz acquisition                              2,413           1,679
     Increase in amortization of
       intangibles and excess of
       cost over net assets acquired                   (3,333)         (3,750)
     Increase in interest expense on
       long-term debt                                  (3,108)         (2,753)
     Decrease in income tax expense                        617             279

    Increase in extraordinary loss,
       net of tax                                    $    (436)      $  (7,510)
                                                     =========       =========

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                          1997             1996
                                                 -------------    -------------
     Term loans                                      $ 120,000       $  10,500
     Revolving credit facility                          44,000            --
     Senior Notes                                         --            56,000
     Other                                                 348             594
                                                      ---------       ---------
        Total                                          164,348          67,094
     Less current  maturities                           17,213          10,741
                                                     ---------       ---------
        Long-term debt                               $ 147,135       $  56,353
                                                     =========       =========

     On August 28, 1997, in connection with the ELS Acquisition, the Company refinanced its then existing indebtedness through borrowings under a new bank facility (the "Bank Facility"). The Bank Facility, secured by the capital stock of certain Company subsidiaries, consists of term loans, originally in an amount aggregating $120 million, and, as amended (see Note
     10), a $55 million revolving credit facility (against which the Company borrowed $44 million during the third quarter), for a total amount of $175 million. The term loans provide for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and mature as follows:
     Year 1, $17,000; Year 2, $19,000; Year 3, $20,000; Year 4, $22,000; Year 5,
     $22,000, plus a balloon at maturity of $20,000. There are no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances are due. The Bank Facility is subject to mandatory prepayment equal to a portion of the proceeds from certain asset sales or equity offerings in excess of specified amounts.

     Outstanding borrowings under the Bank Facility bear interest at variable rates based on, at the option of the Company, (i) NationsBank's alternate base rate (essentially equivalent to the prime rate) or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from .375% to .875%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .25% is charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. The average interest rate on outstanding borrowings under the Bank Facility for the period ending September 30, 1997 was 6.9%.

     The Bank Facility contains certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company, (ii) limitations on the payment of dividends by the Company on its capital stock, (iii) a requirement that the Company maintain foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies, and (iv) a requirement that the Company maintain interest rate hedge agreements covering at least 25% of the outstanding borrowings. The Bank Facility also contain financial covenants requiring the Company to maintain certain levels of liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of September 30, 1997, the Company was in compliance with all Bank Facility covenants.

     The Company used a portion of the proceeds from the Bank Facility to repay its pre-existing Term Loan and Senior Notes outstanding. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs.

4.   FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

     a)   Interest rate swap agreement

     Pursuant to a covenant requirement under the Bank Facility, the Company entered into a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (i.e. theoretical) amount originally set at $66.0 million. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. The notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. Credit loss from counterparty non-performance is not anticipated. The Company accounts for these interest rate swap transactions under the accrual method of accounting, whereby: a) each net receipt/payment is recognized in earnings during the period to which the receipt/payment relates, as a yield adjustment to "Interest expense on long-term debt"; b) gains and losses on terminated agreements are amortized over the underlying debt obligations remaining life as a yield adjustment; and c) there is no recognition on the balance sheet for the derivative's fair value.

     b)   Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997 and December 31, 1996 were as follows:

                                             1997                  1996
                                   -----------------------  -------------------
                                    CARRYING    ESTIMATED   CARRYING  ESTIMATED
                                     AMOUNT     FAIR VALUE   AMOUNT   FAIR VALUE
                                   ---------------------------------------------
     Assets:
       Cash and temporary
         investments                $ 38,260    $ 38,260    $25,781    $25,781
       Currency coupon swap
         agreements                      663         663        228        228

     Liabilities:
       Long-term debt,
         including current
         maturities                  164,348     164,348     67,094     71,652
       Notes payable to
         affiliates                   39,499      33,074     38,294     32,926
       Currency coupon swap
         agreements                      273         273        694        694
       Interest rate swap
         agreement                      --           279        --         --

     For cash and temporary investments, the carrying amount approximates fair value due to their short maturities. The fair values of long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the coupon swap agreements and the interest rate swap agreement represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

5.   OTHER (INCOME) EXPENSE, NET

                                             THREE MONTHS         THREE MONTHS
                                                    ENDED                ENDED
                                           SEPT. 30, 1997       SEPT. 30, 1996
                                           --------------       --------------
      Interest income on temporary
        investments                                $(222)                $(148)
      Foreign exchange (gains)
        losses, net                                  (38)                    3
      Other non-operating taxes                       50                   101
      Other investment (income)
        expense, net                                 (38)                   30
      Other expense, net                             219                     9
                                                   -----                 -----
           Total other income, net                 $ (29)                $  (5)
                                                   =====                 =====


                                              NINE MONTHS          NINE MONTHS
                                                    ENDED                ENDED
                                           SEPT. 30, 1997       SEPT. 30, 1996
                                           --------------       --------------
      Interest income on temporary
        investments                                $(553)                $(492)
      Foreign exchange (gains)
         losses, net                                 (63)                  199
      Gain on currency coupon swap
         agreement                                    --                  (399)
      Other non-operating taxes                      299                   400
      Term Loan administration fee                   150                   150
      Other investment (income)
         expense,  net                              (138)                   43
      Other expense, net                             101                   186
                                                   -----                 -----
           Total other (income)
             expense, net                          $(204)                $  87
                                                   =====                 =====


6.   EARNINGS PER SHARE

     Earnings per share ("EPS") are computed by dividing net income by the weighted average number of shares outstanding during the period. Primary and fully diluted EPS are the same since the Company had no common stock equivalents considered dilutive during the periods presented.

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

7.   CONTINGENCIES

     In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at September 30, 1997. During the nine months ended September 30, 1997, the Company made a payment of $2.5 million to the IRS in connection with this notice.

8.   RELATED PARTY TRANSACTION

     On April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of the Company's common stock ("Common") at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under the Securities Act of 1933. It is expected that proceeds of the sale will be used for general corporate purposes. Following this private placement, Benesse beneficially owned 6,985,338 shares, or 72.34%, of the 9,656,013 shares of Common then outstanding.

     The issuance of the treasury shares under this private placement was accounted for using the cost method, whereby the excess sale price per share over the $9 cost per share was allocated to additional paid-in-capital.

9.   STOCK OPTION AND INCENTIVE PLANS

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

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income and earnings per share for both the quarter and year-to-date periods ended September 30, 1997 would have been a decrease of $241 and $0.03, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the June 30, 1997 grants under the Plan: dividend yield of zero percent; expected volatility of 22%; risk free interest rates of 5.79% for the Relinquishment Options and 6.08% for all others; and expected lives of 1 1/2 years for tHE Relinquishment Options and 4.25 years for all others. The fair value of each option granted under the Plan on June 30, 1997 was $3.71 for the Relinquishment Options and $7.37 for all others.

10.  SUBSEQUENT EVENTS

     a)   Share repurchase

     On November 14, 1997, the Company acquired 126,225 shares of its
     Common from MCC Proceeds, Inc., as Trustee for the Maxwell Macmillan Realization Trust. The negotiated purchase price was $23.5125 per share, or $3.0 million, which was below the market price at the date of negotiation. The transaction was funded from cash generated by operations. The repurchased shares were placed into treasury and reserved for future uses permitted under the Bank Facility.

     b)   Increase in revolving credit commitment

     The revolving credit commitment under the Bank Facility was increased from $45 million to $55 million, via amendment, on October 28, 1997.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following management's discussion should be read in conjunction with the attached Consolidated Financial Statements and Notes thereto and with the Company's audited Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 1996. Certain statements contained within this discussion constitute forward looking statements. See "Special Note Regarding Forward Looking Statements."

Beginning in 1997, the Company split its Asia division into two operating divisions: Japan, and Asia (the latter consisting of all other countries within the region). The following management's discussion reflects this change.

On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition") subject to certain post-closing adjustments specified in the related stock purchase agreement. The Company also incurred various transaction-related expenditures. Financing for the transaction, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility") consisting of term loans and a revolving credit facility aggregating $165 million at the Closing Date.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS.
THREE MONTHS ENDED SEPTEMBER 30, 1996

Sales for the quarter ended September 30, 1997 were $104.4 million, 10.7% above the same period in the prior year. This increase was due to operating activity results in the Instruction and Translation business segments, including the post acquisition results of ELS, partially offset by unfavorable exchange rate fluctuations of $6.9 million, (primarily the result of a strengthened dollar against the Japanese yen, the German mark, and almost all other European currencies). Excluding the effect of exchange rate fluctuations, revenues increased from the prior year's quarter by 17.9%.

Language Instruction sales, excluding franchising activity, for the quarter ended September 30, 1997 were $77.1 million, 9.6% above the same period in 1996, primarily as a result of increased volume and average revenue per lesson ("ARPL"), and the inclusion in 1997 of $5.2 million attributed to the post-aquisition results of ELS, partially offset by unfavorable exchange rate fluctuations of $5.5 million. Excluding exchange rate fluctations, revenues increased 17.4% from the prior year's third quarter.

On a geographic basis, Language Instruction revenue increases in Latin
America, North America, and Asia were partially offset by decreases in the other geographic divisions. The increase in Latin American revenues ($1.8 million, or 16.1%) was primarily attributable to lesson volume increases in all countries and ARPL increases in most countries, most notably Venezuela and Mexico. North America's sales growth, excluding ELS, was $1.7 million, or 9.9%, and primarily resulted from volume and ARPL improvements, the latter of which was evident only in the U.S. Asia's sales rose $0.3 million, or 28.9%, from 1996, primarily reflecting the startup of operations in Singapore and improved volume in Hong Kong and Thailand. The sales decline in Japan ($0.3 million, or 1.5%) primarily reflected unfavorable exchange rate fluctuations ($1.5 million), partially offset by the positive effects of special sales campaigns. Central/Eastern Europe's decrease ($1.4 million, or 10.0%) primarily reflects unfavorable exchange rate fluctuations ($2.6 million, principally versus the German mark, the Swiss franc, and the Austrian schilling). This adverse exchange effect was partly mitigated by ARPL improvements in most countries and by higher lesson volume, primarily in Germany and Poland. The decline in Western Europe ($0.7 million, or 7.8%) was largely attributable to unfavorable exchange fluctuations ($1.3 million) in most countries, and in particular France and Belgium, which were partially offset by volume increases in a majority of the countries within the region, most notably France. ARPL improvements in all countries except Holland and Denmark also favorably impacted sales for the quarter.

During the three-month period ended September 30, 1997, the number of lessons given was approximately 1.4 million, 9.8% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America and Japan improved by 5.7% and 12.5%, respectively. North America's improvement resulted from improving economic conditions and aggressive sales strategies, whereas Japan's improvement was largely attributed to a seasonal sales and advertising campaign. Lesson volume in Asia rose 28.2% from 1996, reflecting the startup of operations in Singapore, and general growth in the Hong Kong and Thailand markets. Latin America's lesson volume increased by 12.7% from prior year, primarily reflecting improved economic conditions in most of the region, particularly in Mexico and Venezuela. Lesson volume in Central/Eastern Europe rose 10.3% over the prior year, primarily reflecting improvements in most countries within the region, in particular Germany and Poland, the latter of which is primarily due to improving market conditions and recently opened language centers. Lesson volume in Western Europe improved 4.5% from the 1996 third quarter, primarily in France.

For the 1997 third quarter, ARPL was $41.72, as compared to $45.38 in the comparable prior-year period. The decline mainly reflected the effect of unfavorable exchange rate fluctuations of $3.48. ARPL ranged from a high of approximately $60.72 in Brazil to a low of $15.65 in Hungary, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened three new language centers during the 1997 third quarter in Brazil, Colombia and Ireland and sold five franchises in Egypt (2), Germany, Japan and the United Kingdom.

Translation segment sales were $23.4 million for the three-month period ended September 30, 1997, an increase of $3.3 million, or 16.4%, from the same period in 1996, as results from operations were partially offset by unfavorable exchange fluctuations of $1.4 million. The operations growth was primarily due to activity in North America and Ireland. The North America revenue increase resulted from the continued expansion of business from the existing client base, primarily an increase in the demand for Asian language services, the continued development of documentation and interpretation services, and the timing of certain contracts. Ireland's sales increase is the result of continued growth of certain key accounts in the software related industries and expansion of new client base. These increases were partially offset by decreased revenue in

Germany and Japan as a result of reorganization efforts, and by decreases in certain Western European countries due to the cyclical effects of projects from a major customer.

Publishing segment sales were $3.5 million for the three months ended September 30, 1997, $0.3 million or 7.2% below 1996, primarily reflecting a decrease in travel-related products worldwide, a delay in the release of certain titles, and the difficult climate of the publishing retail industry. Exchange rate fluctuations did not significantly impact sales.

The Company's cost of services and products sold as a percentage of sales was 59.7% for the 1997 third quarter, compared to 60.7% in the same prior year quarter. This change from the prior year reflected decreased percentages for certain center-related operating expenses, partially offset by increases in percentages for direct translator costs. Selling, general and administrative expenses as a percentage of sales were 30.4% in the 1997 third quarter, compared with 30.6% in the same prior year period. This improvement resulted primarily from a lower percentage for advertising and from a focus on general cost control.

EBITA(1) for the three months ended September 30, 1997 was $10.4 million, or 9.9% of sales, compared to $8.2 million, or 8.7% of sales, in the same prior year period, reflecting improvements in the Instruction and Translations segments, partially offset by an increase in non-segment related corporate expenses.

Instruction segment EBITA, excluding franchising activity, for the quarter ended September 30, 1997 was $13.4 million, or 17.5% of segment sales, compared to $11.4 million, or 16.3% of segment sales, in the comparable prior year period. This improvement was due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

Translation segment EBITA for the three months ended September 30, 1997 was $2.4 million, or 10.4% of segment sales, compared to $1.3 million, or 6.6% of segment sales, in the prior year. The 1997 EBITA results were positively affected by a favorable product mix, by growth from the recurring client base, and by reduction of certain general office and administrative expenses. These positive results were partially offset by poor results in Japan and Asia, where expansion and reorganization plans continue to hamper results, and in certain Western European countries due to the timing of a significant client project cycle. In addition, 1996 results were negatively impacted by certain low margin contracts and non-recurring costs.

Publishing segment reported an EBITA profit of $0.1 million for the 1997 third quarter, compared with an EBITA profit of $0.4 million in the prior year. This decrease with the prior year is due primarily to the sales shortfall, partially offset by the absence of non-recurring prior year charges related to the shutdown of our European production facility and by cost savings from the reorganization of the production process.

Non-segment related corporate expenses, including an EBITA loss from franchising activity, included in EBITA were $5.6 million for the three months ended September 30, 1997, compared with $5.0 million in the same prior year period. This increase was primarily due to higher expenses in 1997 associated with the Company's New Long-Term Executive Incentive Compensation Plan ("New LTIP") and its Supplemental Executive Retirement Plan (the "SERP").
----------
1 EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

Interest expense on long-term debt for the three months ended September 30, 1997 increased by $0.1 million, or 7.0%, from the comparable prior year period, reflecting the effect of increased long-term debt outstanding in 1997 related to the ELS Acquisition.

The Company recorded an income tax expense of $3.3 million, or an effective rate of 75.6%, during the current quarter. This compared to an income tax expense of $1.7 million, or an effective rate of 62.7%, in the prior year's third quarter. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

Due to the early extinguishment of debt outstanding prior to the ELS Acquisition, the Company incurred an extraordinary charge, net of taxes, of $6.3 million in the 1997 third quarter, consisting of prepayment penalties on its Senior Notes and the write-off of unamortized deferred financing costs. The Company's refinanced debt had an effective interest rate of approximately 7.0% at September 30, 1997, compared with an effective interest rate of 9.79% on the Senior Notes.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS.
NINE MONTHS ENDED SEPTEMBER 30, 1996

Sales for the nine months ended September 30, 1997 were $289.6 million, 4.7% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, including the post acquisition results of an acquired business, partially offset by unfavorable exchange rate fluctuations of $17.6 million (primarily the result of a strengthened dollar against the Japanese yen, the German mark, and almost all other European currencies.) Excluding the effect of exchange rate fluctuations, revenues increased from the prior year by 11.1%.

Language Instruction sales, excluding franchising activity, for the nine months ended September 30, 1997 were $214.4 million, 2.9% above the same period in 1996 primarily due to volume and ARPL increases and the post-acquisition results of ELS, partially offset by unfavorable exchange rate fluctuations of $15.4 million. Excluding the unfavorable exchange rate fluctuations, revenues increased 10.3% from the prior year.

On a geographic basis, Language Instruction revenue decreases in Japan, Central/Eastern Europe and Western Europe were partially offset by increases in the other geographic divisions. The sales decline in Japan ($3.9 million,or 7.8%) reflected unfavorable exchange rate fluctuations ($5.6 million) partially offset by the positive effects of special sales campaigns. Central/Eastern Europe's decrease ($3.2 million, or 6.9%) was also due to unfavorable exchange rate fluctuations ($6.6 million, principally versus the German mark and Swiss franc), partially offset by lesson volume increases in all countries and ARPL increases in most countries within the division. The sales decline in Western Europe ($1.7 million, or 5.6%) was attributable to unfavorable exchange fluctuations ($3.2 million), primarily for France, Belgium and Spain, partially offset by operational improvements in most countries within the division, particularly France, whose improvements reflected increased volume from corporate clients. North America's sales increase, excluding ELS, was $3.8 million, or 8.0%, and primarily resulted from volume and ARPL improvements, the latter of which was evident in the United States only. Asia's sales improvement ($0.9 million, or 32.5%) mainly reflected the startup of operations in Singapore, as well as volume and ARPL increases in Hong Kong. The increase in

Latin American revenues ($4.8 million, or 15.4%) was primarily attributable to volume increases in all countries. ARPL improvements, most notably in Mexico, also favorably impacted Latin America revenues.

During the nine-month period ended September 30, 1997, the number of lessons given was approximately 4.1 million, 6.8% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America and Japan increased 5.1% and 7.5%, respectively, from the prior year. North America's improvement resulted from improving economic conditions and aggressive sales strategies whereas Japan's improvement was largely attributed to special sales and advertising campaigns. Lesson volume in Asia rose 23.9% from 1996, mainly reflecting the startup of operations in Singapore. Lesson volume in Latin America increased by 10.5% from prior year, primarily reflecting growth in all countries due to expanding economic conditions in most countries, as well as the startup of operations in Peru. Lesson volume in Central/Eastern Europe increased 7.0% over the prior year, primarily reflecting an increase in Poland due to the opening of two new language centers toward the latter part of 1996, and a recovery by Germany from its 1997 first quarter lesson volume shortfall. Lesson volume in Western Europe improved by 1.8% from 1996, primarily due to increases in most countries, in particular France, which has shown an increase in sales to certain corporate clients. These increases have more than offset decreased volume in certain other countries within the division, particularly in Italy, whose economy continues to be stagnant.

For the first nine months of 1997, ARPL was $41.88 as compared to $45.05 in the comparable prior-year period. The decline reflected the effect of unfavorable exchange rate fluctuations of $3.32. ARPL ranged from a high of approximately $60.86 in Brazil to a low of $16.95 in the Slovak Republic, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened seven new language centers during the nine month period ended September 30, 1997 in Brazil, Chile, Colombia, Ireland, Israel, Mexico and Peru, and sold nine franchises in Austria, Costa Rica, Egypt (2), France, Germany, Japan, Mexico and the United Kingdom.

Translation segment sales were $63.8 million for the nine-month period ended September 30, 1997, an increase of $7.6 million, or 13.5%, from the same period in 1996, as results from operations were partially offset by unfavorable exchange fluctuations of $2.4 million. The operations growth was primarily due to increases in the U.S., Canada, Singapore and Ireland, partially offset by declines in Germany, Japan and certain Western European countries. The North America (U.S. and Canada) revenue increase resulted from the continued expansion of business from the existing client base, primarily the increase in demand for Asian language services, the continued development of documentation and interpretation services, the acquisition of new accounts and the timing of certain contracts. Singapore's revenue increase is a direct result of the expanding demand for Asian language services. Ireland's sales increase is the result of continued growth in the software related industries. These increases were partially offset by a decrease in revenue in Germany and Japan resulting from reorganization efforts, and by decreases in certain Western European countries due to the cyclical effects of projects from a major customer.

Publishing segment sales were $10.6 million for the nine months ended September 30, 1997, $1.2 million or 9.9% below 1996, primarily reflecting a decrease in travel related products worldwide, a delay in the release of certain titles, and the difficult climate of the publishing retail industry. Exchange rate fluctuations were not significant.

The Company's cost of services and products sold as a percentage of sales was 59.4% for the first nine months of 1997, compared to 60.2% in the same prior year period. This change from the prior year reflected decreased percentages for certain center-related operating expenses, partially offset by increases in percentages for direct translator costs. Selling, general and administrative expenses as a percentage of sales were 31.1% for the nine months ended September 30, 1997, compared with 31.0% during the first nine months of 1996. This increase was affected primarily by higher administrative salary percentages, due in part to changes in allocations of responsibilities under matrix management, partially offset by lower advertising expenses.

EBITA for the nine month period ended September 30, 1997 was $27.4 million, or 9.5% of sales, compared to $24.4 million, or 8.8% of sales, in the same prior year period, primarily reflecting EBITA improvements in the Instruction and Translation business segments, partially offset by an increase in non-segment related corporate expenses.

Instruction segment EBITA, excluding franchising activity, for the nine months ended September 30, 1997 was $37.1 million, or 17.3% of segment sales, compared to $34.4 million, or 16.5% of segment sales, in the same prior year period. This improvement was largely due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

Translation segment EBITA for the first nine months of 1997 was $5.7 million, or 8.9% of segment sales, compared to $3.6 million, or 6.4% of segment sales, in the prior year. The 1997 EBITA results reflect the positive effects of a favorable product mix, expansion of software-related services, continued growth in traditional documentation translation and interpretation services, and by reduction of certain general office and administrative expenses. These positive results were partially offset by weaknesses in certain European countries and Japan. Thailand results were negatively impacted by certain one-time charges. In addition, 1996 results were negatively impacted by certain low margin contracts and non-recurring costs, primarily in Germany.

Publishing segment EBITA for the nine month period ended September 30, 1997 was $0.5 million, slightly lower than in the prior year. The EBITA was due primarily to a decrease in sales, partially offset by the absence of non-recurring prior year charges related to the shutdown of the Company's European production facility and to cost savings from the reorganization of the production process.

Non-segment related corporate expenses, including an EBITA loss from franchising activity, included in EBITA were $15.9 million for the nine months ended September 30, 1997, compared with $14.2 million in the same prior year period. This increase was primarily due to higher expenses in 1997 associated with the New LTIP and the SERP.

Interest expense on long-term debt for the nine months ended September 30, 1997 decreased by $0.3 million, or 5.4%, from the comparable prior year period, primarily due to scheduled principal repayments of the Company's long-term debt prior to the ELS acquisition, offset by an increase in long-term debt concurrent with the ELS acquisition.

Other income, net for the nine months ended September 30, 1997 increased $0.3 million primarily due to higher investment income and foreign exchange gains and reduced non-operating taxes, partially offset by the absence of gains from the termination of a currency coupon swap agreement that provided income in 1996.

The Company recorded an income tax expense of $7.3 million, or an effective rate of 68.4%, during the current period. This compared to an income tax expense of $4.9 million, or an effective rate of 64.8%, in the comparable prior year period. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

Due to the early extinguishment of debt outstanding prior to the ELS acquisition, the Company incurred an extraordinary charge, net of taxes, of $6.3 million for the nine months ended September 30, 1997, consisting of prepayment penalties on its Senior Notes and the write-off of unamortized deferred financing costs. The Company's refinanced debt had an effective interest rate of approximately 7.0% at September 30, 1997, compared with an effective interest rate of 9.79% on the Senior Notes.

FINANCIAL CONDITION

Historically, the primary source of the Company's liquidity has been the cash provided by operations, and capital expenditures, working capital requirements and most acquisitions have been funded from internally generated cash.
Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 1997, down $5.0 million from the comparable prior year period. This decline was due to a number of factors, including a $5.8 million prepayment penalty on the Company's Senior Notes, higher accounts receivable, and a $2.5 million tax payment associated with the October 1996 Internal Revenue Service ("IRS") deficiency notice, hereinafter discussed. The decrease was partially offset by an increase in prepayment of fees by the Company's customers, as well as the timing of payments for certain accrued liabilities, most notably payrolls and commissions.

Net cash used in investing activities was $100.0 million for the nine months ended September 30, 1997, up $90.2 million from the comparable prior year. This fluctuation was primarily due to the acquisition of ELS for $90.5 million, including various transaction-related expenditures and net of cash acquired of $6.0 million. Capital expenditures during the nine-month period ended September 30, 1997 were $9.5 million, primarily reflecting costs of refurbishments and purchases for new and existing centers. Capital expenditures declined by $0.3 million from the comparable prior year period, which included $2.7 million related to the April 1996 relocation of the Company's corporate headquarters to its new facility in Princeton, New Jersey.

Net cash provided by financing activities was $102.7 million for the nine months ended September 30, 1997, up $110.9 million from the same prior year period. This change primarily reflected proceeds of $164.0 million under the Bank

Facility, partially offset by the repayment of $66.7 million on the Company's pre-existing long-term debt. In addition, on April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation, signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of Common at $24.44 per share, the average market price for the ten days ending on April 29, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was closed on May 12, 1997. It is expected that proceeds of the sale ($6.1 million) will be used for general corporate purposes.

Pursuant to a covenant under the Bank Facility, the Company is party to five currency coupon swap agreements with a financial institution. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The fair market value of these swap agreements at September 30, 1997, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $0.4 million.

In connection with another covenant under the Bank Facility, the Company entered into a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount originally set at $66.0 million. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated.

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

On November 14, 1997, the Company acquired 126,225 shares of its Common from MCC Proceeds, Inc., as Trustee for the Maxwell Macmillan Realization Trust. The negotiated purchase price was $23.5125 per share, or $3.0 million, which was below the market price at the date of negotiation. The transaction was funded from cash generated by operations. The repurchased shares were placed into treasury and reserved for future uses permitted under the Bank Facility.

The revolving credit commitment under the Bank Facility was increased from $45 million to $55 million, via amendment, on October 28, 1997. At November 14, 1997, the Company had $44 million outstanding under this revolving credit facility.

At September 30, 1997, the Company's liquid assets of $38.3 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. In the future, the Company anticipates capital expenditures to increase compared with historical trends in connection with the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the future continuation of the EOIR contract; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; as well as more general factors affecting future cash flows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws, regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.


                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.

   10.1 Amendment No. 1, dated September 12, 1997, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time.

   10.2 Amendment No. 2, dated October 28, 1997, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time.

   10.3 Stock Purchase Agreement, dated as of November 14, 1997 between MCC Proceeds, Inc. and Berlitz International, Inc.

   27     Financial Data Schedule, for the nine months ended September 30, 1997.

(B) REPORTS ON FORM 8-K

A Form 8-K was filed on July 30, 1997 related to the Stock Purchase Agreement, dated as of July 23, 1997, between ELS, its selling shareholders, and the Company (the "Stock Purchase Agreement").

A Form 8-K was filed on September 11, 1997 related to a) the completion by the Company of its acquisition of ELS pursuant to the Stock Purchase Agreement, and
b) the Credit Agreement, dated as of August 28, 1997, among the Company and its lenders, which governs the Company's Bank Facility.

A Form 8-K/A was filed on November 12, 1997, amending the Form 8-K filed on September 11, 1997 to provide financial statements of the business acquired and certain pro forma financial information.



                                                         SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BERLITZ INTERNATIONAL, INC.
                                             (Registrant)



Date:  November 14, 1997               By:   /S/ HENRY D. JAMES
                                             ------------------------
                                             Henry D. James
                                             Executive Vice President and
                                             Chief Financial Officer