Form 10-K
period 1997-12-31
BERLITZ INTERNATIONAL INC
filed 1998-03-31
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-10390

                           BERLITZ INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)


         New York                                             13-3550016
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

400 Alexander Park, Princeton, New Jersey                       08540
(Address of principal executive offices)                      (Zip code)

        Registrant's telephone number, including area code (609) 514-9650


           Securities registered pursuant to Section 12(b) of the Act:


 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 Common Stock, $.10 par value         New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title and class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average bid and ask price at March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $69,336,263.

The number of shares of the Registrant's common stock outstanding as of March 23, 1998 was 9,529,788.

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                               Page 1 of 90 Pages
                        Exhibit Index Appears on Page 82

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

Berlitz International, Inc. (the "Company" or "Berlitz") is the world's premier language services firm, with market leading positions in language instruction and translation services. The Company also publishes the well-known Berlitz travel guides, foreign language phrase books, dictionaries and a variety of other related products. Since its founding, the Company has established a highly recognized brand name and superior reputation throughout the world as a result of the Company's tradition of teaching excellence.

The Company, through its predecessors, was founded 120 years ago and completed its initial public offering in 1989. Since February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") has beneficially owned a majority of the Company's common stock and it currently holds approximately 7.0 million shares, or 73.3% of the shares outstanding. Public shareholders of the Company hold the remaining outstanding common stock. Since 1990, Benesse has also owned a 20% interest in Berlitz Japan, Inc., ("Berlitz Japan"), the Company's Japanese subsidiary.

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. Its operations are conducted through three business segments (Language Instruction, Translation Services, and Publishing), each of which is currently organized geographically into five operating divisions: North America, Western Europe, Central/Eastern Europe, Asia and Latin America. At least 88% of total Asia sales, operating profits, assets and employees in 1997 are attributable to the operations in Japan. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of both their particular areas and the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within
Item 8, Financial Statements and Supplementary Data, under Note 15.

LANGUAGE INSTRUCTION

As of December 31, 1997, the Company owned and operated 334 Berlitz language centers in 39 countries using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. With an additional 14 franchised Berlitz language center locations, the Company has a presence in 42 countries. Approximately 5.5 million language lessons were given by Company-owned centers in 1997, the most frequently taught languages being English, Spanish, French and German. Revenues from Language Instruction accounted for approximately 75%, 75% and 77% of total Company revenues in 1997, 1996 and 1995, respectively.

The following tables set forth, by geographic division, the number of Berlitz language centers and the number of lessons given over the last five years (excluding franchised locations):


NUMBER OF CENTERS AT DECEMBER 31,
--------------------------------
                              1997      1996       1995      1994      1993
                              ----      ----       ----      ----      ----

  North America                 71        70         72        72        72
  Western Europe                57        57         55        56        60
  Central/Eastern Europe        87        86         84        81        76
  Asia                          53        52         52        53        57
  Latin America                 66        60         60        58        57
                                --        --         --        --        --

     Total                     334       325        323       320       322
                               ===       ===        ===       ===       ===



NUMBER OF LESSONS (IN THOUSANDS)
--------------------------------
                              1997      1996       1995      1994      1993
                              ----      ----       ----      ----      ----

  North America              1,150     1,095      1,050     1,064     1,091
  Western Europe               924       896        897       835       876
  Central/Eastern Europe     1,251     1,160      1,084     1,017       920
  Asia                       1,040       939        935       946       844
  Latin America              1,183     1,049        981       911       857
                             -----     -----        ---       ---       ---

     Total                   5,548     5,139      4,947     4,773     4,588
                             =====     =====      =====     =====     =====

A lesson consists of a single 45-minute session (regardless of the number of students). In 1997, the United States, Japan, and Germany accounted for approximately 18%, 16% and 11% of lessons given and 27%, 20% and 11% of Language Instruction sales, respectively.

At December 31, 1997, all of the Berlitz language centers operated by the Company and its subsidiaries were wholly-owned, except for joint venture operations in Korea and Taiwan. The following table sets forth, by geographic division, the number of Berlitz language centers in each of the countries in which the Company and its subsidiaries owned and operated centers as of December 31, 1997:


NORTH AMERICA                                       WESTERN EUROPE
-------------                                       --------------
                                                    Belgium        11
  United States         63                          Denmark         2
  Canada                 8                          Finland         1
         Total          71                          France         16
                        ==                          Holland         2
                                                    Ireland         1
LATIN AMERICA                                       Italy           5
-------------                                       Norway          1
  Argentina              5                          Portugal        1
  Brazil                17                          Spain          11
  Chile                  5                          Sweden          1
  Colombia               7                          United Kingdom  5
  Mexico                18                          Total          57
  Peru                   1                                         ==
  Puerto Rico            4
  Uruguay                1
  Venezuela              8
         Total          66                          CENTRAL/EASTERN
                        ==                          ---------------
                                                    EUROPE
                                                    ------
                                                    Austria         7
                                                    Czech Republic  5
                                                    Germany        49
                                                    Greece          1
                                                    Hungary         3
  ASIA                                              Israel          4
  ----                                              Poland          7
  Hong Kong              1                          Slovak Republic 1
  Japan                 47                          Slovenia        1
  Korea                  1                          Switzerland     9
  Singapore              1                          Total          87
  Taiwan                 1                                         ==
  Thailand               2
         Total          53
                        ==

In 1997, excluding franchises, 12 Berlitz language centers were added and 3 were removed, bringing the worldwide total to 334. Capital expenditures incurred in connection with opening a new language center in 1997 ranged from $60,000 to $363,000.

On August 28, 1997, the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction. At December 31, 1997, ELS operated 25 ELS-owned language centers in the U.S. and one in the United Kingdom. In addition, there were 50 ELS franchises in Asia, the Middle East, Latin America and Canada. These ELS centers are in addition to the Berlitz locations noted in the tables above and under Franchising Activities on page 9.


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

Berlitz instructors generally teach in their national language and are required to complete a seven to ten-day initial training course in the Berlitz Method(R), followed by periodic refresher courses. Upon successful completion of the initial training course, instructors work either full-time or part-time. The Berlitz Method(R) does not require that an instructor be proficient in any language other than the language being taught. This feature of the Berlitz Method(R) greatly increases the number of potential instructors and tends to lower instructor costs.

The Company's centralized management and ownership of the majority of its language centers permits standardization of instructional method and materials. This standardization also allows a client to begin a Berlitz course in one location and complete it anywhere in the worldwide network of Berlitz language centers. Through application of uniform standards to instructor training, development and usage of materials, and classroom instruction, the Company seeks to achieve consistent and predictable performance results.

LANGUAGE INSTRUCTION PROGRAMS. The Company offers several types of language instruction programs, which vary in cost, length and intensity of study. Approximately 45% of all tuition revenues in 1997 were from private lessons (excluding Total Immersion(R)). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion(R) courses, an intensive form of private instruction, accounted for approximately 5% of tuition revenues in 1997. Total Immersion(R) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group programs, together represented 50% of tuition revenues in 1997.

A majority of the Company's clients are from the corporate segment of the market and are enrolled for business or professional reasons. Consequently, the Company's business is influenced by the level of international trade and economic activity. In addition to individuals seeking work-related language skills, Berlitz clients also include travelers and high school and university students developing course- related language skills.

Included in the Language Instruction business are specialty areas that in the aggregate accounted for approximately 11% of the Company's revenues in 1997. Three such businesses, ELS, Berlitz on Campus(R) - Language Institute For English and Berlitz Study Abroad(R), combine intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. A fourth specialty program, Berlitz Jr.(R), provides complete language instruction programs to children in public and private schools throughout the world. A fifth business, Berlitz Cross Cultural, which typically provides cross-cultural training on a fee basis to corporate employees, complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

MARKETING AND PRICING POLICY. The Company directs its marketing efforts toward individuals, businesses and governments. The Company utilizes newspaper, magazine and yellow page advertising in addition to direct contacts. Local marketing efforts are coordinated on a divisional and country-by- country basis. Center directors, district managers and regional managers are responsible for sales development with existing and new clients. In addition, sales forces are maintained in the Company's major markets to supplement other marketing methods.

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

TRANSLATION SERVICES

Berlitz Translations Services provides high quality technical documentation translation, software localization (i.e. the translation of software-related products), software quality assurance ("SQA") testing, interpretation, electronic publishing, and other foreign language-related services. Translations Services represented approximately 21%, 21% and 18% of total Company revenues in 1997, 1996 and 1995, respectively, and is expected to contribute favorably to corporate revenues over the next few years as a result of growing demand for software related services and technical documentation translation, and a continued focus on larger customer accounts. The Translations Services' recent growth has been fueled by software localization, which combines Berlitz's translations and project management expertise with the technological ability to provide software engineering. In addition, the Company has increased its product offerings to include software testing of localized products, multimedia localizations (CD-ROM) and Internet related offerings such as web site localization.

Berlitz Translations' sales focus is on large, complex projects in multiple languages for global markets. Translations Services' customer base is primarily in the following sectors: information technology, automotive / manufacturing, telecommunications, and medical technology / pharmaceutical.

The Company has an international network of full-scale production and technology centers. Materials are electronically transferred between locations to utilize specialized in-country translations and production facilities in order to produce the highest quality products and reduce costs. The Company has developed an international network of contract translators who provide a broad range of technical and linguistic resources, with an internal qualification program to assure a high level of linguistic expertise. The Company has also developed a production process that incorporates several editing phases designed to maximize the accuracy of its translations. The staff at dedicated production facilities generally consist of production managers, project managers, translators, editors, desktop publishing ("DTP") specialists, software engineers, and software testers. Managers and editors are generally full-time staff members, while the translator and DTP staffs are comprised of both full-time employees and freelance workers. Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

COMPETITION. In the translation services market, providers compete on the basis of expertise, quality, price and job turnaround time. Although currently fragmented, the market is consolidating and the Company believes that in the near future, there will be fewer, but larger, competitors. The Company does not believe that any one competitor accounts for a significant portion of the entire commercial translation market.


PUBLISHING

The Company publishes pocket-size travel guides, language phrase books, bilingual dictionaries, children's language products, self-teaching language audio and language reference products. It is also involved in several licensing arrangements for products that use Berlitz materials and for which the Company receives royalties. The Company has recently instituted a new prototype language center that is designed, in part, to create an attractive retail store that the Company expects will facilitate greater sales of Company-published materials. The Publishing business accounted for approximately 3%, 4% and 5% of total Company revenues in 1997, 1996 and 1995, respectively. Approximately 35%, 43% and 48% of Publishing segment sales in 1997, 1996 and 1995, respectively, were in Europe.

In 1996, the Company initiated the relocation of most of its U.S. publishing operations and all editorial and production functions of its U.K. Publishing operations to the Company's new Princeton headquarters. Such relocation was completed in 1997.

BERLITZ BOOKS AND GUIDES. Pocket-size, smaller format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 94 titles in this format published in English, plus more than 200 titles in more than 11 other languages. For these multiple-language titles, the Company employs manufacturing techniques utilizing the same graphics and layouts to reduce manufacturing costs.

The Company's phrase books include common expressions, words and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 115 phrase books published in 14 languages, of which 31 are for English-speaking travelers. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75-minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution for the books and audio products is generally handled by an exclusive distribution agreement with an established book trade distributor for each major country in which the products are sold (e.g., the U.K., France, Germany, U.S. and Canada).

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

The Company's Publishing segment plan includes the relaunching of existing product lines and the creation of new products that will compete in today's market place. For example, Berlitz publishes illustrated book and audiotape language learning products for children under the brand name BERLITZ KIDS(TM). In 1998, Berlitz will begin distribution of an all-new series of technologically and pedagogically advanced self-teaching language instruction products that will supercede the

Company's current THINK & TALK(R) series, under the names BERLITZ TODAY and BERLITZ THINK & TALK(R). In addition, the Company plans to take advantage of Asian and Latin American markets for distribution of its products.

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

FRANCHISING ACTIVITIES

In 1996, the Company began selling Berlitz language center franchises to independent franchisees in certain countries to expand the reach of its language services business. The following tables show the number and location by country of Berlitz franchise units operating at December 31, 1997, as well as locations for which franchise units have been granted as of December 31, 1997 but which have not yet opened:

                               FRANCHISE UNITS OPEN        FRANCHISE UNITS
                               --------------------        ---------------
                                                            NOT YET OPENED
                                                            --------------

        Argentina                         1
        Austria                           1
        Brazil                            1
        Chile                                                        1
        Costa Rica                        1
        Dominican Republic                1                          1
        Egypt                                                        2
        France                                                       1
        Germany                                                      2
        Guatemala                                                    1
        Indonesia                         1                          2
        Japan                             3
        Kuwait                                                       1
        Mexico                            1                          1
        United Arab Emirates                                         2
        United Kingdom                    1
        USA                               3
                Total                    14                         14
                                         ==                         ==

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

The Company actively monitors the operations and lesson quality of its franchisees, and has developed an extensive confidential operations manual, which together with the Company's Berlitz Method(R), forms the core of the Berlitz franchise system. All franchisees are required to complete a two-week training program at the Company's Princeton headquarters and the Company also offers two additional weeks of on-site teacher training. Franchisees participate in the Berlitz Language Center Management System ("LCMS"), a management information system tied to Berlitz's headquarters, and are subject to periodic financial audit and quality inspection.


EMPLOYEES

As of December 31, 1997, the Company employed 5,884 full-time employee and employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a part-time or freelance basis. Full-time employee equivalents are calculated by aggregating all part-time hours (excluding freelance translators) and dividing these by the average number of hours worked by a full-time employee.

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

TRADEMARKS AND TRADENAMES

The material trademarks used by the Company and its subsidiaries are BERLITZ(R), TOTAL IMMERSION(R) (including foreign language variations used in certain foreign markets), BERLITZ METHOD(R), BERLITZ JR.(R), BERLITZ STUDY ABROAD(R), BERLITZ ON CAMPUS(R), L.I.F.E.(R), BERLITZ KIDS(TM), ELS(R), ELS LANGUAGE CENTERS(R), ELS INTERNATIONAL(R), and WE TEACH ENGLISH TO THE WORLD(R). The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which (i) material use is made of the trademarks by the Company or its subsidiaries, and (ii) failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

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

The Uniform Offering Circular ("UFOC") of Berlitz Franchising Corporation, a wholly owned subsidiary of the Company, has been registered with various states as required. An "internationalized" version of the UFOC has been prepared and has been modified to comply with foreign law requirements where applicable. The Company intends to have ELS apply for registration as a franchisor under the California Franchise Investment Law.

ITEM 2.  PROPERTIES

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. Except for nine facilities in Brazil, Chile, France, Hungary, Mexico, Spain and Venezuela, all of the Company's facilities are leased. Total annual rental expense for the twelve months ended December 31, 1997, principally for leased facilities, was $27,066,000. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction.

The following tables set forth, as of December 31, 1997, by geographic region, the number of facilities maintained in each region, the use of the Company's facility, whether owned or leased, and the aggregate square footage:

                                OWNED FACILITIES
                                ----------------

                                  Number of                        Aggregate
   Region                         Facilities          Use       Square Footage
   ------                         ----------          ---       --------------

   Western Europe                      2              Center               3,397
   Central/Eastern Europe              2              Center               4,387
   Latin America                       5              Center              17,451
                                       -                        ----------------
   Total                               9              Total               25,235
                                       =                        ================

                                LEASED FACILITIES
                                -----------------

                                  Number of                        Aggregate
   Region                         Facilities          Use       Square Footage
   ------                         ----------          ---       --------------

   North America (1)                 110              (2)                522,823
   Western Europe                     70              (2)                256,853
   Central/Eastern Europe             90              (2)                245,087
   Asia                               60              (2)                162,059
   Latin America                      65              (2)                258,077
                                  ------                                 -------
   Total                             395                               1,444,899
                                     ===                               =========

(1) The acquisition of ELS Educational Services, Inc. in August 1997 added 28 additional facilities with an aggregate square footage of 236,740.
(2) Principally language centers. Also includes administrative offices and Translations Services production and technology centers.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the fourth quarter of 1997.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10- K, the following information is included in Part I of this Form 10-K.


EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 1998.


NAME, AGE, POSITION WITH
REGISTRANT

Soichiro Fukutake, 52
Chairman of the Board;
Director (A) (E)

Mr. Fukutake has served as Chairman of the Board of the Company since February 1993. Mr. Fukutake joined Benesse in 1973, and since May 1986 has served as its President and Representative Director. He also serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Fukutake became a Director of the Company in February 1993. His term will expire in 1999.


Hiromasa Yokoi, 58
Vice Chairman of the Board,
Chief Executive Officer and
President; Director (A) (E)

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


Susumu Kojima, 55
Executive Vice President,
Asia Division;
Director (A)

Mr. Kojima has served as Executive Vice President, Asia Division of the Company since January 1, 1996. Prior thereto, he served as Executive Vice President, Corporate Planning from September 1993 to December 1995, and as Senior Vice President, Corporate Planning of the Company from February 1993 to September 1993. Mr. Kojima has served as a Director of Benesse since March 1993. Prior to that, he was Joint General Manager of the Business Development Department of The Industrial Bank of Japan, Limited ("I.B.J.") from June 1991 to February 1993. Between November 1987 and June 1991, he served as Senior Deputy General Manager, Industrial Research Department of I.B.J. after having served as Chief Representative of I.B.J.'s Washington Representative Office from September 1983. Mr. Kojima was elected as a Director of the Company in February 1993. His term will expire in 1999.


Robert Minsky, 53
Executive Vice President,
Corporate Planning and
Marketing;
Director (A)

Mr. Minsky has served as Executive Vice President, Corporate Planning and Marketing of the Company since August 1, 1997. Prior thereto, he served as Executive Vice President and Chief Operating Officer, Translations and Publishing of the Company from January 1, 1995 to December 31, 1997, as Executive Vice President, Translations of the Company from October 1, 1993 to January 1995, and as Chief Financial Officer of the Company from November 1990 to January 1995. From November 1990 to October 1993, he also served as Vice President. Mr. Minsky has served as a Director of the Company since April 1991. His term will expire in 1999.


Manuel Fernandez, 61
Executive Vice President and
Chief Operating Officer,
Worldwide Language
Instruction;
Director (A)

Mr. Fernandez has served as Executive Vice President and Chief Operating Officer, Worldwide Language Instruction of the Company since January 1, 1995. Prior thereto, he was Executive Vice President, Language Services of the Company from September 1993 to January 1995, and Vice President, European Operations of the Company from October 1989 to September 1993. He previously served as Vice President, European Operations for Berlitz Languages from January 1983 to October 1989. Mr. Fernandez was first employed by Berlitz Languages in 1963 and served in various positions until becoming Vice President in 1983. Mr. Fernandez has served as a Director of the Company since July 1993. His term will expire in 1999.


Henry D. James, 60
Executive Vice President and
Chief Financial Officer;
Director

Mr. James has served as Executive Vice President and Chief Financial Officer of the Company since November 21, 1995, and as its Vice President and Chief Financial Officer from January 1, 1995 to November 1995. He previously served as Vice President and Controller of the Company and its predecessor, Berlitz Languages, since 1981. Mr. James joined Berlitz Languages in 1977 and served as Controller with that company prior to 1981. Mr. James has served as a Director of the Company since November 21, 1995. His term will expire in 1998.


Edward G. Nelson, 66
Director (B)(C)(D)(E)

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


Robert L. Purdum, 62
Director (B)(C)(D)(E)

Mr. Purdum is the retired Chairman of the Board of Armco, Inc. and currently is an independent consultant and partner with American Industrial Partners, a private investment company located in New York and San Francisco. During his Armco career, he served in various positions since first joining Armco in 1962, including Chairman and Chief Executive Officer (November 1990 to December 1993), President and Chief Executive Officer (April 1990 to November 1990), President (October 1986 to April 1990), Chief Operating Officer (February 1985 to October
1986) and Chief Executive Officer-Steel Group (November 1982 to February 1985). Mr. Purdum also serves on the Board of Directors of Holophane Corporation since 1994. In addition, he is a member of the Board of Trustees of Kettering University. Mr. Purdum has served as a Director of the Company since August 1994. His term will expire in 1998.


Aritoshi Soejima, 71
Director (B)(C)(D)

Mr. Soejima served as Senior Counselor of Benesse from December 1980 until his appointment as a member of the Disinterested Directors and Compensation Committees of the Company. From 1950 to 1981, Mr. Soejima served in various positions with the Japanese government (including the Ministry of Finance) and multilateral financial institutions (including the World Bank and International Monetary Fund). Mr. Soejima also currently serves as Director and Counselor of Capital International Company, Ltd. and as special advisor to the Board of Directors of the Nippon Fire & Marine Insurance Company, Ltd.. In addition, he serves, until his retirement on March 24, 1998, as Chairman of Osaka, Tokyo Bay, Nagoya Hilton Company, Ltd. Further, Mr. Soejima serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Soejima became a Director of the Company in February 1993. Mr. Soejima will retire from the Board effective upon the election of his successor at the Annual Meeting of Shareholders to be held June 2, 1998.


Kazuo Yamakawa, 58
Director

Mr. Yamakawa has served as a Director of Benesse and has supervised its General Administration and Accounting

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


Robert C. Hendon, Jr., 60
Vice President, General
Counsel and Secretary

Mr. Hendon has served as Vice President, Legal Department of the Company since January 1, 1995 and as Secretary and General Counsel of the Company since April 1992. Prior thereto, he was first an associate then a partner at the law firm of Waller Lansden Dortch & Davis from 1964 until April 1992.


Anthony Tedesco, 55
Senior Vice President,
Worldwide Language
Instruction

Mr. Tedesco has served as Senior Vice President, Worldwide Language Instruction of the Company since October 1, 1997. Prior thereto, he served as Vice President, North American Division of the Company from October 1994 to October 1997, as Vice President, East Asian Division of the Company from July 1993 to October 1994, and as Vice President, North American Division of the Company from October 1989 to July 1993. Prior thereto, Mr. Tedesco served as Vice President, North American Division of Berlitz Languages since his initial employment in 1983.


Ellen Adler, 42
Vice President, Worldwide
Publishing

Ms. Adler's appointment as Vice President, Worldwide Publishing of the Company on October 1, 1997 was approved by the Company's Board of Directors effective January 1, 1998. Prior thereto, she served in various positions with the Company including Managing Director, North America Publishing (January 1996 to September
1997), Publisher, North and South America (January 1994 to December 1995), Director of Berlitz Publishing, Inc. (July 1989 to December 1993), and Director of Operations, USA (November 1988 to July 1989).


Jose Alvarino, 58
Vice President

Mr. Alvarino has been Vice President, Latin American Division of the Company since October 1989. Prior thereto, he served in the same capacity with Berlitz Languages from 1985 until October 1989. Mr. Alvarino was first employed by Berlitz

Languages in 1970 and served in various positions from that time until being appointed Vice President in 1985.


Mark Harris, 44
Vice President

Mr. Harris' appointment as Vice President, North America Division of the Company on October 1, 1997 was approved by the Company's Board of Directors effective January 1, 1998. Prior thereto, he served as in various positions with the Company, including Managing Director of Berlitz on Campus (September 1993 to September 1997) and Berlitz Regional Manager, New Business Development/Far East (May 1987 through August 1993). Mr. Harris was first employed by Berlitz Languages in 1978.


Brian Kelly, 50
Vice President

Mr. Kelly has served as Vice President, Western Europe Division of the Company since January 1, 1996 and as General Manager, Translations Services Europe since January 1993. Prior to that, he was Managing Director of Softrans International Ltd. of which the Company acquired a 51% holding in December 1991 and fully acquired in 1994. Mr. Kelly founded Softrans in 1984 and prior to that held senior management positions with Apple Computer and Data General.


James Lewis, 40
Vice President, Worldwide
Translations

Mr. Lewis has served as Vice President, Worldwide Translations of the Company since September, 1, 1997. Previously, he most recently served as in a number of executive-level positions with Globalink, Inc. (including President and Director (September 1995 to August 1997), and Vice President, Worldwide Sales and Marketing (July 1995 to September 1995)), MAXM Systems Corporation (Vice President, Marketing from 1994 to 1995), and Landmark Systems Corporation (Vice President, International Operations, from 1992 to 1994). Prior thereto, Mr. Lewis held positions with Peter Norton Computing, Inc. Ashton-Tate, Corp. and PSS, Inc.


Wolfgang Wiedeler, 52
Vice President

Mr. Wiedeler has served as Vice President, Central/Eastern Europe Division of the Company since January 1, 1996 and as Vice President, Language Instruction European Division of the Company from September 1993 to December 1995. From May 1992 to September 1993 he was Vice President, Central/Eastern European Operations. Prior thereto, he served as Divisional Manager of German-speaking countries since October 1989. Prior thereto he served in the same capacity for Berlitz Languages from his initial employment in 1984.

(A) member of the Executive Committee of the Board of Directors
(B) member of the Audit Committee
(C) member of the Compensation Committee member of the Disinterested Directors Committee member of the Nominating Committee

The Company's Disinterested Directors Committee evaluates all significant transactions between the Company and Benesse. There is no family relationship between any of the Directors or Executive Officers of the Company.

Mr. Takuro Isoda has been nominated by the Nominating Committee of the Board of Directors to succeed Mr. Soejima as a Director of the Company. Mr. Isoda has served as Chairman of Nippon Investment & Finance Co. Ltd. since June 1994, and previously served as its President from January 1990 to May 1994. Prior thereto, Mr. Isoda served in various positions with Daiwa Securities since first joining that company in 1959, including, most recently, Chairman & CEO of Daiwa Securities of America, Inc., New York (January 1985 to January 1990), and Senior Managing Director of Daiwa Securities Co., Ltd., Tokyo (December 1988 to January
1990). Mr. Isoda currently serves on the boards of the New Business Conference, Tokyo (as Director and Chairman of the International Business Committee); The Japan Academic Society for Venture and Entrepreneur, Tokyo; and Americans for Indian Opportunity, New Mexico (as International Advisor).

SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table sets forth certain information concerning certain significant employees of the Company as of March 1, 1998.


Perry Akins, 57
President, ELS Educational
Services, Inc.

Mr. Akins has served as President of ELS Educational Services, Inc. and its predecessor from 1977 through the present, and has been associated with ELS since 1966.


Frank Garton, 51
Vice President

Mr. Garton has served as Vice President, Franchising of the Company since March 1995. Prior to that, he was Director of Worldwide Franchise Sales and Corporate Development for King Bear Enterprises from 1987 to 1995. From 1978 to 1987, Mr. Garton was President and Chief Executive Officer of Regeneration, Inc., an automotive components manufacturing company with internationally franchised manufacturing processes.


Isao Hisai, 45
Executive Vice President of
Berlitz Japan

Mr. Hisai has served as Executive Vice President of Berlitz Japan since September 1996. He previously served as Vice President, Finance of the Company from February 1993 until September 1996. From October 1992 until February 1993, Mr. Hisai was employed in Benesse's Overseas Operation

Department, and from April 1988 until October 1992, he served as Manager, Finance and Accounting Department of Benesse.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends are subject to restrictions set forth in the Company's August 28, 1997 credit agreement (the "Bank Facility"). As a result, the Company does not expect to pay dividends during the term of such debt facilities. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 84 holders of record of Common Stock as of March 17, 1998.

The sales prices per share of Common Stock as reported by the NYSE for each quarter during the period from January 1, 1996 until December 31, 1997 ranged as follows:

                                          PRICE PER SHARE
                                          ---------------
                                      HIGH               LOW
                                      ----               ---

         First Quarter 1997          $22 3/8           $18 5/8
         Second Quarter 1997         $25 1/4           $22 3/8
         Third Quarter 1997          $26 3/4           $24 9/16
         Fourth Quarter 1997         $27 5/16          $25 1/2

         First Quarter 1996          $17 1/8           $15 3/4
         Second Quarter 1996         $21 3/4           $15 7/8
         Third Quarter 1996          $23 5/8           $20 3/8
         Fourth Quarter 1996         $22 3/4           $18 7/8


No common stock dividends for 1996 or 1997 were declared or paid.

ITEM 6.  SELECTED FINANCIAL DATA


                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)




                                                                                                                          Pre-
                                                              Post-Merger                                 Post-Merger(1)  Merger (1)
                                                              -----------                                 -------------  -----------
                                                                                                           Period from   Period from
                                                                                                           February 1,   January 1,
                                                                                              Year Ended      1993 to    1993 to
                                                         Year Ended December 31,                           December 31,  Dec. 31,
                                                         -----------------------
       Jan. 31,
                                                   1997        1996        1995        1994     1993 (2)        1993       1993
                                                   ----        ----        ----        ----     --------        ----       ----
Income Statement Data:
----------------------
Sales of services and
products sold (3)                             $ 397,209   $ 369,622   $ 354,509   $ 303,287    $ 274,508   $ 254,728   $ 19,780
                                              ---------   ---------   ---------   ---------    ---------   ---------   --------
Cost and expenses:
  Cost of services and
      products sold (3)                         236,521     222,313     216,443     182,922      171,933     158,282     13,651
  Selling, general and
      administrative (3)                        123,444     113,695     105,039      91,703       83,500      76,781      6,719
  Amortization of publishing rights,
      excess of cost over net assets
      acquired and other intangibles             14,183      12,746      13,425      12,750       12,423      11,551        872
  Merger-related restructuring
      costs (4)                                       -           -           -           -        4,808       4,808          -
  Other (income) expense, net                    10,008       8,054       8,826       8,070        5,630       5,925       (295)
                                                 ------       -----       -----       -----        -----       -----       ----

      Total costs and expenses                  384,156     356,808     343,733     295,445      278,294     257,347     20,947
                                                -------     -------     -------     -------      -------     -------     ------
  Income (loss) before income taxes,
      minority interest, extraordinary item
      and cumulative effect of change
      in accounting principle                 $  13,053   $ 12,814    $  10,776   $   7,842     $ (3,786)  $  (2,619)   $(1,167)
                                              =========   ========    =========   =========     ========   =========    =======


  Minority interest-income/(expense)          $    (613)  $ (1,503)   $  (1,106)  $    (738)    $  3,860   $   3,692    $   168
                                              =========   ========    =========   =========     ========   =========    =======
  Extraordinary loss(5)                       $  (6,285)  $      -    $       -   $       -     $      -   $       -    $     -
                                              =========   ========    =========   =========     ========   =========    =======

  Cumulative effect of change in
    accounting principle                      $       -   $      -    $       -   $       -     $  3,172   $       -    $ 3,172
                                              =========   ========    =========   =========     ========   =========    =======

Net income (loss)                             $   (934)   $  3,803    $   2,270   $     909     $ (2,018)  $  (3,556)   $ 1,538
                                              ========    ========    =========   =========     ========   =========    =======


Earnings (loss) per  share (both basic and diluted):
  Income (loss) before extraordinary
    item and cumulative effect of change
    in accounting  principle                  $   0.56    $   0.40    $    0.23   $    0.09                $   (0.35)   $ (0.09)
  Extraordinary loss                             (0.66)          -            -           -                        -          -
  Cumulative effect of change in
    accounting principle                             -           -            -           -                        -       0.17

Earnings (loss) per share                     $  (0.10)   $   0.40    $    0.23   $    0.09                $   (0.35)  $   0.08
                                              ========    ========    =========   =========                =========   ========

Average number of shares (000)                   9,550       9,569       10,033      10,033                   10,031     19,024
                                                 =====       =====       ======      ======                   ======     ======

Balance sheet data (at year end):
--------------------------------
Total assets(5)                               $ 661,515   $ 561,245   $ 576,930   $ 582,005     $570,472
Long-term debt(5)                             $ 142,369   $  56,353   $  67,081   $  78,420     $105,775
Shareholders' equity                          $ 346,978   $ 357,407   $ 370,416   $ 367,235     $364,953

Other data:
  Language lessons given
    during year (000)                             5,548       5,139       4,947       4,773        4,588
  Company-operated language
    centers at year end                             334         325         323         320          322
 Growth (decline) in same center
    sales from year to year (6)                    7.5%        6.0%        3.0%        6.3%       (5.9)%


(1) In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company. Benesse currently owns approximately 7.0 million shares of Common, while public shareholders hold the remaining 2.5 million outstanding Common shares.

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

(5) On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. Such post-closing adjustments aggregated $1.3 million and were paid to the sellers in January 1998. The Company also incurred various transaction-related expenditures. Consequently, total assets at December 31, 1997 includes $103 million in intangibles related to the ELS acquisition.

         Financing for the transaction, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility") consisting of term loans and a revolving credit facility, as amended, aggregating $190 million. In connection with this refinancing, the Company incurred an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs. At December 31, 1997, $160 million, including $17.7 million in current maturities, was outstanding under the Bank Facility.

(6) Indicates year-over-year increase (decrease), excluding the impact of foreign currency rate fluctuations, in sales by language centers which were operating during the entirety of both years being compared.

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

GENERAL OVERVIEW

The Company's operations are conducted primarily through the following business segments: Language Instruction, Translation Services, and Publishing. The Company's sales grew from $354.5 million in 1995 to $397.2 million in 1997, a compound annual growth rate of 5.9%, and its earnings per share (both basic and diluted), before extraordinary items, rose from $0.23 to $0.56 in the same three-year period, favorably impacted by higher operating profits.

The following table shows the Company's income and expense data as a percentage of sales:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------

                                                 1997        1996        1995
                                                 ----        ----        ----

Sales of Services and Products                  100.0%      100.0%      100.0%
                                                -----       -----       -----

Costs of services and products sold (1)          59.5        60.1        61.1
Selling, general and administrative (2)          31.1        30.8        29.6
Amortization of publishing rights
   excess of cost over net assets acquired,
   and other intangibles                          3.6         3.4         3.8
Interest expense on long-term debt                2.1         2.1         2.4
Interest expense to affiliate                     0.5         0.5         0.4
Other (income), net                              (0.1)       (0.3)       (0.3)
                                                 ----        ----        ----
         Total costs and expenses                96.7        96.6        97.0
                                                 ----        ----        ----

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                             3.3         3.4         3.0
Income tax expense                                1.8         2.0         2.1
Minority interest                                 0.2         0.4         0.3
                                                  ---         ---         ---

Income before extraordinary item                  1.3         1.0         0.6


Extraordinary loss from early extinguishment
   of debt, net of tax benefit                   (1.6)          -           -
                                                 ----         ---         ---
   Net (loss) income                             (0.3)%       1.0%        0.6%
                                                 =====        ===         ===

(1) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance, depreciation and other center operating expenses.
(2) Consists primarily of administrative salaries, marketing and advertising expenses, and other headquarters related expenses.

The Company's recent growth is attributable to a number of factors, including the purchase of a significant new subsidiary. On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. Such post-closing adjustments aggregated $1.3 million and were paid to the sellers in January 1998. The Company also incurred various transaction-related expenditures. Financing for the transaction, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility") consisting of term loans and a revolving credit facility aggregating $165 million at the Closing Date. ELS contributed $19.9 million in post acquisition revenues for the year ended December 31, 1997.

The Company's operations have also benefited in recent years from a number of global trends which have increased the demand for the Company's services. For example, the opening of Central and Eastern Europe to capitalism and the recent economic growth experienced in Latin America have contributed to increased international business activity and the use of English worldwide as a business language. Another example is the market for software localization and technical translations services, an area in which the Company's Translations segment is a global leader. This market has increased rapidly as software programs have proliferated and have been translated into numerous language versions, and as the Company's customers have increasingly outsourced the software localization process.

Internal actions have also helped the Company grow. For example, in Language Instruction, the Company continued to expand several niche programs, including cross-cultural services, Berlitz Jr(R), Berlitz on Campus(R) and Berlitz Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. The Company has also increased its emphasis on more profitable semi-private and group lessons, and has increased the number of Company-owned language center locations, adding 27 new Berlitz language centers and deleting 13 over the three-year period ended December 31, 1997. To further increase its market presence, the Company has utilized franchising and joint ventures in emerging and secondary markets. From commencement of its operations through December 31, 1997, the Company's franchising business segment has granted 28 Berlitz franchises, 14 of which have opened as of December 1997.

In the Translations segment, there has been a continued focus on large corporate accounts, development of new customers, superior customer satisfaction, and the expansion of services, including a continuing commitment to the information technology industry, software localization, and software testing services. As Translations Services grows, the Company will seek to continue improving the profitability of the segment through (i) increasing productivity through the use of more advanced computer-aided translation tools and communications technology;
(ii) continuing to centralize certain non-linguistic functions, such as software engineering, software quality assurance and desktop publishing; (iii) increasing the percentage of multi-year projects which reduce the Company's project start-up costs; (iv) expanding on-line translation capabilities to customers; and (iv) hiring, training and retaining the highest quality industry talent available in the industry.

The publishing segment's recent performance has been lackluster, having been hurt in 1997 by a number of factors. These included: significant transition problems related to the move of editorial and production functions from the United Kingdom to the United States; the absence of new products and out-of-stock situations for certain products; a challenging competitive environment; and limitations of inventory management systems. However, certain positive events toward the end of 1997 have set the stage for a turnaround. For example, a new Publishing organization structure has been established with new executive and senior management. An integrated inventory control system is expected to go live in early 1998. New analytical tools have been developed and a new business plan has been articulated to customers and partners in all key markets.

Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For the three years ended December 31, 1997, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 72%, in foreign currencies including the Japanese yen, the German mark, the Irish punt, the British pound and the French and Swiss francs. As a result, changes in exchange rates affected the comparisons of the Company's earnings from period to period, benefiting 1995's financial results when the U.S. dollar weakened against most foreign currencies, while adversely affecting 1996's and 1997's financial results when the dollar generally strengthened. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales and EBITA(1) during the periods presented:


                           PERCENTAGE GROWTH (DECLINE)
                             YEAR ENDED DECEMBER 31,

                                   1997           1996           1995
                                   ----           ----           ----

         Sales:
            Operations (2)         14.0%           9.0%          10.3%
            Exchange               (6.5)          (4.7)           6.6
                                   -----          -----           ---
                  Total             7.5%           4.3%          16.9%
                                    ====           ====          =====

         EBITA:
            Operations (2)         17.8%           7.8%          10.6%
            Exchange               (7.0)          (6.0)           4.6
                                   -----          -----           ---
                  Total            10.8%           1.8%          15.2%
                                   =====           ====          =====

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

For the year ended December 31, 1997, Japan contributed $61.9 million, or 15.6%, toward total Company revenues, while the rest of the Asia division contributed $5.4 million, or 1.4%, towards sales. Furthermore, in the North America division, approximately half of ELS/Berlitz on Campus' annual proforma revenue for the year ended December 31, 1997 originated from the Far East. Due to this geographic presence in Asia, the Company is exposed to the economic turmoil affecting the Asian region at the end of 1997, and management is therefore proactively focusing on action steps designed to mitigate any future impact. These include implementing cost control measures, maximizing economies of scale, and intensifying emphasis on revenues generation from the Company's other geographic divisions. Furthermore, to combat the effects of the Asian turmoil on its sales of franchises in Asia's emerging markets, the Company is focusing its franchise efforts in 1998 on what it believes to be strong emerging markets in the Middle East, Central/Eastern Europe, Western Europe and Russia.

The year to year comparison of the results of operations are discussed in further detail in the sections which follow.

YEAR ENDED DECEMBER 31, 1997 VS. YEAR ENDED DECEMBER 31, 1996

Sales for the twelve months ended December 31, 1997 were $397.2 million, 7.5% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, including the post acquisition results of an acquired business, partially offset by unfavorable exchange rate fluctuations of $24.4 million (largely the result of a strengthened dollar against the Japanese yen, the German mark, and almost all other European currencies.) Excluding the effect of exchange rate fluctuations and new business acquisitions, revenues increased from the prior year by 8.7%.

Language Instruction sales for the twelve months ended December 31, 1997 were $298.3 million, 8.0% above the same period in 1996. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries and $19.9 million in post-acquisition results for ELS, partially offset by unfavorable exchange rate fluctuations of $20.7 million. Excluding the unfavorable exchange rate fluctuations and ELS acquisition, revenues increased 8.3% from the prior year.

On a geographic basis, Language Instruction revenue increases in Latin America and North America were partially offset by decreases in the other geographic divisions. North America's sales growth, excluding ELS post-acquisition results of $19.9 million, was $5.1 million, or 8.1%, and primarily resulted from volume and ARPL improvements and the performance of Berlitz on Campus. The increase in Latin American revenues ($6.9 million, or 16.7%) was primarily attributable to volume increases in all countries and ARPL improvements in Mexico. Asia's sales decline ($5.1 million, or 7.3%) reflected unfavorable exchange rate fluctuations ($6.9 million), partially offset by the positive effects of special sales campaigns in Japan, the startup of operations in Singapore, and volume increases in Hong Kong. Central/Eastern Europe's decrease ($2.9 million, or 4.7%) was also due to unfavorable exchange rate fluctuations ($9.0 million, principally versus the German mark, the Swiss franc, the Austrian schilling and Polish zloty). This was partially offset by lesson volume increases in Germany and Poland, by ARPL increases in most countries within the division, and by particularly strong growth in Poland. The sales decline in Western Europe ($1.8 million, or 4.2%) was attributable to unfavorable exchange fluctuations ($4.7 million), primarily for France, Belgium and Spain, partially offset by volume improvements in most countries within the division, particularly France, whose improvements reflected increased volume from corporate clients.

During the twelve-month period ended December 31, 1997, the number of lessons given was approximately 5.5 million, 7.9% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America increased 5.0% from the prior year, resulting from improving economic conditions and aggressive sales strategies. Lesson volume in Asia rose 10.7% from 1996, mainly reflecting a 9.1% improvement in Japan due to special sales and advertising campaigns, as well as the startup of operations in Singapore. Lesson volume in Latin America increased by 12.7% from prior year, primarily reflecting growth in all countries due to expanding economic conditions in most countries, as well as the startup of operations in Peru. Lesson volume in Central/Eastern Europe increased 7.8% over the prior year, primarily reflecting an increase in Poland due to the opening of two new language centers toward the latter part of 1996, and a recovery by Germany from its 1997 first quarter lesson volume shortfall. Lesson volume in Western Europe improved by 3.1% from 1996, primarily due to increases in most countries, in particular France, which has shown an increase in sales to certain corporate clients. These increases have more than offset decreased volume in certain other countries within the division, such as in Italy due to a stagnant economy.

In 1997, ARPL was $41.71 as compared to $44.91 in the comparable prior-year period. The decline reflected the effect of unfavorable exchange rate fluctuations of $3.33, as well as reduced pricing under special sales campaigns in Japan. ARPL ranged from a high of approximately $60.86 in Brazil to a low of $17.03 in Hungary, reflecting effects of foreign exchange rates and differences in the economic value of the service.

During the twelve months ended December 31, 1997, the Company opened a center in Taiwan and eleven wholly-owned Berlitz language centers in Brazil, Chile, Colombia, France, Ireland, Israel, Mexico, Peru, Poland, the United States and Uruguay. Additionally, twelve Berlitz franchises were opened in 1997 in Austria, Brazil, Costa Rica, Indonesia, Japan (3), Mexico, the United Kingdom and the United States (3). Same center sales (i.e. sales by centers which were operating during the entirety of both years being compared) grew by 7.5% over 1996, excluding the impact of foreign currency rate fluctuations.

Translation segment sales were $84.2 million for the twelve-month period ended December 31, 1997, an increase of $7.2 million, or 9.4%, from the same period in 1996. Excluding the unfavorable effects of exchange rate fluctuations of $3.9 million, sales grew $11.1 million, or 14.4%. The operations growth was primarily due to increases in Ireland, the U.S., Canada and Singapore. Ireland's sales increase is the result of continued growing demand for software-related services. The North America (U.S. and Canada) revenue increase resulted from the continued expansion of business from the existing client base, the continued development of documentation and translation and interpretation services, and the acquisition of new accounts. Singapore's revenue increase is a direct result of the expanding demand for Asian language services. These increases were partially offset by a decrease in revenue in Germany and Japan resulting from reorganization efforts, and by decreases in certain Western European countries due to the cyclical effects of projects from a major customer.

Publishing segment sales were $13.6 million for the twelve months ended December 31, 1997, $1.8 million or 11.8% below 1996, primarily reflecting a decrease in volume and a delay in the release of certain titles. Exchange rate fluctuations were not significant.

The Company's cost of services and products sold as a percentage of sales was 59.5% for the year ended December 31, 1997, compared to 60.1% in the same prior year period. This change from the prior year primarily reflected lower salary expenses as a percentage of sales. Selling, general and administrative expenses as a percentage of sales were 31.1% for the twelve months ended December 31, 1997, compared with 30.8% for 1996. This increase was affected primarily by higher administrative salary percentages, due in part to changes in allocations of responsibilities under matrix management, partially offset by lower advertising expenses.

EBITA for the twelve month period ended December 31, 1997 was $37.2 million, or 9.4% of sales, compared to $33.6 million, or 9.1% of sales, in the same prior year period, primarily reflecting EBITA improvements in the Instruction and Translation business segments, partially offset by an increase in non-segment related corporate expenses.

Instruction segment EBITA, excluding franchising activity, for the twelve months ended December 31, 1997 was $50.5 million, or 16.9% of segment sales, compared to $45.1 million, or 16.3% of segment sales, in the same prior year period. This improvement was largely due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

Translation segment EBITA for the twelve months ended December 31, 1997 was $7.7 million, or 9.2% of segment sales, compared to $5.1 million, or 6.6% of segment sales, in the prior year. The 1997 EBITA results reflect the positive effects of a favorable product mix, expansion of software- related services, continued growth in traditional documentation translation and interpretation services, and by the reduction of certain general office and administrative expenses. These positive results were partially offset by weaknesses in certain Western European countries and Japan. Thailand results were negatively impacted by certain one-time charges. In addition, 1996 results were negatively impacted by certain low margin contracts and non-recurring costs, primarily in Germany.

Publishing segment EBITA for the twelve months ended December 31, 1997 was $0.6 million, or 4.4% of segment sales, compared with $1.4 million, or 9.1% of segment sales, in the prior year. The EBITA margin decline was due primarily to a decrease in volume.

An EBITA loss of $0.7 million was recorded for franchising activity for the twelve months ended

December 31, 1997, compared with an EBITA loss $0.8 million in the prior year. These results reflect the start-up nature of this operation.

Non-segment related corporate expenses included in EBITA were $20.8 million for the twelve months ended December 31, 1997, compared with $17.2 million in the same prior year period. This increase was primarily due to higher expenses in 1997 for administrative salaries and related costs, including expenses associated with the Company's New Long-Term Executive Incentive Compensation Plan (the "New LTIP").

Amortization of intangibles increased $1.4 million, or 11.3%, over 1996, as a result of higher intangible assets arising out of the acquisition of ELS. Additionally, interest expense on long-term debt rose $0.9 million, or 11.5%, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other income, net for the twelve months ended December 31, 1997 decreased $0.8 million, or 57.3%, from the prior year due primarily to lower foreign exchange gains and the absence of gains from the termination of a currency coupon swap agreement that provided income in 1996.

The Company recorded an income tax expense of $7.1 million, or an effective rate of 54.3%, during the current period. This compared to an income tax expense of $7.5 million, or an effective rate of 58.6%, in the comparable prior year period. The effective tax rates in both 1997 and 1996 were above the U.S. Federal statutory tax rate largely as a result of nondeductible amortization charges. In addition, 1997's tax provision benefited from a restructuring of the Company's German subsidiaries.

Due to the early extinguishment of debt outstanding prior to the ELS acquisition, the Company incurred an extraordinary charge, net of taxes, of $6.3 million for the twelve months ended December 31, 1997, consisting of prepayment penalties on its Senior Notes and the write-off of unamortized deferred financing costs. The Company's refinanced debt had an effective interest rate of approximately 7.0% at December 31, 1997, compared with an effective interest rate of 9.79% on the Senior Notes.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

Sales for the twelve months ended December 31, 1996 were $369.6 million, 4.3% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, partially offset by unfavorable exchange rate fluctuations of $16.8 million (largely the result of a strengthened dollar against the Japanese yen, the German mark, and certain other European currencies.) Excluding the effect of exchange rate fluctuations, revenues increased from the prior year by 9.0%.

Language Instruction sales for the twelve months ended December 31, 1996 were $276.2 million, 1.2% above the same period in 1995, reflecting volume and ARPL increases, partially offset by unfavorable exchange rate fluctuations of $15.1 million. Excluding such unfavorable exchange rate fluctuations, revenues increased 6.8 % from the prior year.

Geographically, all divisions exhibited increases except Asia. North America's sales increase ($5.1 million, or 8.9%) was primarily due to volume increases and strong performance from specialty programs such as Berlitz on Campus(R) and cross cultural programs. The increase in Latin American revenues ($4.5 million, or 12.3%) was primarily attributable to volume increases in Brazil and a higher ARPL in Mexico, which more than offset weakness in Venezuela. The improvement in Central/Eastern European revenues ($2.7 million, or 4.6%) mainly reflects increases in lesson volume and ARPL, experienced in most countries in the division, partially offset by the unfavorable effects of exchange rate fluctuations ($3.5 million, or 5.9%), more than half of which is due to the strengthening of the U.S. dollar against the German mark. Asia's sales decline ($9.0 million, or 11.5%) resulted primarily when favorable volume and price fluctuations were more than offset by unfavorable exchange rate fluctuations ($10.9 million) due to a stronger dollar versus the Japanese yen. Western Europe's results increased $0.1 million from the prior year, reflecting a number of factors, including volume increases in Denmark and Belgium and an improved ARPL in France and Italy, all of which were partially offset by volume declines in France and unfavorable exchange rate fluctuations ($0.8 million, or 1.9%) arising primarily from the strengthening of the U.S. dollar against the French and Belgium francs.

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

The Company opened new wholly-owned language centers during 1996 in Korea, Singapore, Colombia, the Czech Republic, Greece and Poland. In addition, two franchises were opened in Argentina and the Dominican Republic. Same center sales (i.e. sales by centers which were operating during the entirety of both years being compared) grew by 6.0% over 1995, excluding the impact of foreign currency rate fluctuations.

Translation segment sales were $77.0 million for the twelve-month period ended December 31, 1996, an increase of $13.0 million, or 20.3%, from the same period in 1995. Most of this growth occurred in Ireland and the United States. The U.S. sales increase was attributed primarily to increased volume from certain key clients and to the success of new services. Ireland's revenue increase resulted from the development of new customers and the expansion of software related services to new and existing clients. In addition, sales increases in certain Western European countries also reflected the expansion of software-related services. Revenue growth is expected to continue since the Company has established a foundation as a world leader in documentation translation and software related services.

Publishing segment sales were $15.4 million for the twelve months ended December 31, 1996, $1.7 million or 10.1% below 1995, reflecting a reduction in revenues from licensing activities and a general slowdown in the travel publishing segment.

Other sales, consisting of franchising activity for 1996 and revenues from a tradename license contract for 1996 and 1995, were $1.0 million in 1996 compared with $0.5 million in the prior year.

The Company's cost of services and products sold as a percentage of sales was 60.1% for the year ended December 31,1996, compared to 61.1% in the same prior year period. This decline was primarily due to a) a continued percentage reduction in teacher costs; b) a decline in Publishing's cost of materials; and
c) an overall percentage decrease in rent and premises upkeep due to renegotiated language center leases, partially offset by expanded translation facilities.

Selling, general and administrative expenses as a percentage of sales were 30.8% for the twelve months ended December 31, 1996, compared with 29.6% for 1995. This increase was affected primarily by higher franchise related expenses and a percentage increase in administrative salaries, including the impact in 1996 of $1.6 million expense related to the Company's Supplemental Executive Retirement Plan ("SERP") and New LTIP.

EBITA for the year was $33.6 million, or 9.1% of sales in 1996, compared to $33.0 million, or 9.3% of sales, in the same prior year period. The percentage decline in 1996 primarily reflected margin decreases in the Translation and Publishing segments, as well as the impact of SERP related expense.

Instruction segment EBITA, excluding franchising activity, for the twelve months ended December 31, 1996 was $45.1 million, or 16.3% of segment sales, compared to $39.9 million, or 14.6% of segment sales, in the comparable prior year period. This improvement was largely due to percentage reductions in teacher costs, rent and premises upkeep, and advertising, partially offset by higher franchise related expenses and administrative salaries.

Translation segment EBITA for the twelve-month period ended December 31, 1996 was $5.1 million, or 6.6% of segment sales, compared to $5.5 million, or 8.6% of segment sales, in the prior year. The 1996 results were hurt by costs associated with the significant expansion of Asian production resources, certain lower margin contracts and certain non-recurring costs. Exchange rate fluctuations were not material.

Publishing segment EBITA was $1.4 million in 1996, compared to EBITA of $1.9 million in the prior year. Results in 1996 were negatively impacted by costs associated with the relocation of Publishing's editorial and production functions from the United Kingdom to the United States, as well as by the loss of licensing revenues. Exchange rate fluctuations were not material.

An EBITA loss from franchising activity of $0.8 million was recorded for 1996, due to the developmental stage nature of these operations.

Included in total EBITA were net non-segment related corporate and divisional expenses of $17.2 million for the twelve months ended December 31, 1996, compared with $14.3 million in the same prior year period. This increase was primarily attributable to a reallocation of resources under the new matrix management structure in 1996, and to expenses associated with the SERP and corporate training programs.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary source of the Company's liquidity has been the cash provided by operations, and capital expenditures, working capital requirements and acquisitions (except ELS) have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash provided by operating activities was $13.5 million, $25.4 million and $16.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. In comparing 1997 with 1996, the decline of $11.9 million was due to a number of factors, including a $5.8 million prepayment penalty on the Company's Senior Notes, higher accounts receivable primarily related to two Translations segment major customers subject to special contractual arrangements, higher income tax payments, including $2.5 million tax payment associated with the October 1996 Internal Revenue Service ("IRS") deficiency notice, hereinafter discussed, and higher interest payments on long-term debt. The decrease was partially offset by the timing of payments for certain accrued liabilities, most notably payrolls and commissions. In comparing 1996 with 1995, the increase of $8.9 million was primarily attributable to a number of factors, including increased receivables collections, an increase in the prepayment of fees by the Company's customers, and lower interest payments on long-term debt.

Net cash used in investing activities totaled $105.5 million, $13.1 million and $7.9 million in 1997, 1996 and 1995, respectively. Included in 1997 were ELS acquisition-related payments of $90.9 million, including various transaction costs and net of cash acquired of $6.1 million. The balance of net cash used largely consisted of capital expenditures, aggregating $14.6 million, $13.0 million and $8.0 million in 1997, 1996 and 1995, respectively. Such capital expenditures were primarily for the opening of new facilities and the refurbishing of existing facilities, and, in 1995, for the relocation and consolidation of certain centers in Japan. Capital expenditures have increased over the three-year period due to growth related expansion in the Instruction and Translations segments and the inclusion in 1996 of $3.2 million related to the April 1996 relocation of the Company's corporate headquarters to its new facility in Princeton, New Jersey.

Net cash provided by financing activities totaled $94.9 million in 1997, compared with net cash used of $11.0 million and $9.4 million in 1996 and 1995, respectively. 1997's results primarily reflected net proceeds from the Company's refinancing of its long-term debt in conjunction with the ELS acquisition, while prior years' activity primarily reflected repayments of long-term debt.

Other items impacting the Company's liquidity and capital resources are as follows:

* In October 1996, the IRS issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. In connection with this notice, the Company made a payment of $2.5 million to the IRS during the 1997 second quarter. The Company is contesting the deficiency notice and intends to fund any remaining deficiency that may ultimately result through its cash resources. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plan.

* Reported within accrued expenses at December 31, 1997 were $4.3 million related to the ELS acquisition, including a $1.3 million post-closing purchase price adjustment. The purchase price adjustment was paid on January 13, 1998.

* On November 14, 1997, the Company acquired 126,225 shares of its Common from MCC Proceeds, Inc., as Trustee for the Maxwell Macmillan Realization Trust. The negotiated purchase price was $23.5125 per share, or $3.0 million, which was below the market price at the date of negotiation. This transaction was funded from cash generated by operations. The repurchased shares were placed into treasury and reserved for future uses permitted under the Bank Facility.

* The revolving credit commitment under the Bank Facility was increased from $45 million to $55 million, via amendment, on October 28, 1997, and to $70 million, via amendment, on March 23, 1998. At March 23, 1998, the Company had $44 million outstanding under this revolving credit facility.

* On March 28, 1997, the Company signed a nationwide interpreter service contract with the Department of Justice, Executive Office for Immigration Review ("EOIR") for the next two years, with three annual renewal options at the election of EOIR. The contract award is subject to applicable government procurement laws, including EOIR's right to initiate recompetition for a portion (less than 5%) of the EOIR contract; to elect not to exercise its annual renewal rights under the EOIR contract for the contract year beginning May 1, 1999; and any contract Protest rights of third persons.

* The Company's SERP provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

* Pursuant to a covenant under the Bank Facility, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at December 31, 1997, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $0.3 million.

* In connection with another covenant under the Bank Facility, the Company is party to a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount, originally set at $66.0 million and currently at $62.3 million at December 31, 1997. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based

* on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated. The estimated fair value of this interest rate swap at December 31, 1997, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.7 million.

* Certain financial covenants contained in the Bank Facility restrict the ability of the Company to pay dividends and the Company does not expect to pay dividends during the term of the Bank Facility. Further pursuant to the Bank Facility, principal and interest repayment of indebtedness to Benesse, having a balance at December 31, 1997 of $39.4 million, are deferred until all obligations under the Bank Facility are satisfied.

* Included within cash and temporary investments at December 31, 1997 are $3.5 million in restricted funds set aside in a escrow account pursuant to the Bank Facility. Such funds may be used to pay rent, interest, taxes, dividends or long-term debt principal at any time after January 1, 1998.

At December 31, 1997, the Company's liquid assets of $26.7 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. In the future, the Company anticipates capital expenditures to continue to increase compared with historical trends in connection with the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations

THE YEAR 2000 ISSUE

Recognizing the need to ensure operations will not be adversely affected by Year 2000 software failures, the Company has started a comprehensive process to address any possible exposure. Two committees have been formed to assess key financial and operational systems and to develop a detailed action strategy. These committees are currently in the process of gathering worldwide hardware and software inventories and vendor compliance standards. It is anticipated that such information gathering will be completed by the end of April 1998, at which time detailed divisional implementation plans will be initiated. The Company expects to be Year 2000 compliant by September 29, 1999.

Since it is in the midst of its information gathering stage, the Company is not yet able to estimate the cost for Year 2000 compliance with respect to its information systems, production systems, products, customers and suppliers. However, management does not currently believe that such incremental costs will have material adverse effect on the Company's future consolidated results, due to the nature of the Company's services, the diversity of its customer base and due to normally planned hardware and software upgrades/replacements with Year 2000 compliant products in the ordinary course of business.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the future continuation of the EOIR contract; the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; the Company's success in selling new franchises; the economic conditions in the Asian region; the Year 2000 issues, including the success with which the Company's customers and suppliers address their Year 2000 exposures; as well as more general factors affecting future cashflows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

INFLATION

Historically, inflation has not had a material effect on the Company's overall business. Management believes this is due to the fact that the Company's business is a service business which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                      PAGE
                                                                      ----

REPORT OF INDEPENDENT AUDITORS                                         36

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED
    FINANCIAL STATEMENTS                                               37

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Statements of Operations, years ended
         December 31, 1997, 1996 and 1995                              38

    Consolidated Balance Sheets, December 31, 1997 and 1996            39

    Consolidated Statements of Shareholders' Equity, years ended
         December 31, 1997, 1996 and 1995                              40

    Consolidated Statements of Cash Flows, years ended
         December 31, 1997, 1996 and 1995                              41

    Notes to Consolidated Financial Statements                         42

FINANCIAL STATEMENT SCHEDULE:

         Schedule II.  Valuation and Qualifying Accounts               66

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1997, 1996 and 1995. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1997, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
-------------------------
New York, New York
February 25, 1998

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



/s/ HENRY D. JAMES
------------------
Henry D. James
Executive Vice President and Chief Financial Officer

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                              1997             1996              1995
                                                              ----             ----              ----
Sales of services and products                       $     397,209     $    369,622      $    354,509
                                                     -------------     ------------      ------------

Costs and expenses:

    Cost of services and products sold                     236,521          222,313           216,443
    Selling, general and administrative                    123,444          113,695           105,039
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                    14,183           12,746            13,425
    Interest expense on long-term debt                       8,523            7,647             8,658
    Interest expense to affiliates                           2,100            1,848             1,437
    Other income, net                                         (615)          (1,441)           (1,269)
                                                             -----          -------           -------
       Total costs and expenses                            384,156          356,808           343,733
                                                           -------          -------           -------

Income before income taxes, minority
    interest in earnings of subsidiary, and
    extraordinary item                                      13,053           12,814            10,776

Income tax expense                                           7,089            7,508             7,400
Minority interest in earnings
    of subsidiary                                              613            1,503             1,106
                                                               ---            -----             -----

Income before extraordinary item                             5,351            3,803             2,270

Extraordinary loss from early extinguishment
    of debt, net of income tax benefit of $1,949             6,285                -                 -
                                                             -----            -----             -----

Net (loss) income                                    $        (934)    $      3,803      $      2,270
                                                     =============     ============      ============

(Loss) earnings per share - basic and diluted:
    Income before extraordinary item                 $        0.56     $       0.40      $       0.23
    Extraordinary loss                                       (0.66)               -                 -
                                                             -----            -----             -----
    (Loss) earnings per share                        $       (0.10)    $       0.40      $       0.23
                                                     =============     ============      ============

Average number of shares (000)                               9,550             9,569           10,033
                                                             =====             =====           ======


 See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                    1997                1996
                                                                                    ----                ----
ASSETS
Current assets:
Cash and temporary investments                                                  $     26,665        $    25,781
Accounts receivable, less allowance for doubtful accounts
 of  $2,415 and $1,914                                                                50,622             36,048
Unbilled receivables                                                                   3,538              3,807
Inventories, net                                                                       9,159             10,260
Prepaid expenses and other current assets                                              8,323              6,815
                                                                                       -----              -----
  Total current assets                                                                98,307             82,711
Property and equipment, net                                                           32,098             29,363
Publishing rights, net of accumulated
 amortization of $4,324 and $3,504                                                    17,661             18,864
Excess of cost over net assets acquired and other intangibles, net of
  accumulated amortization of $57,893 and $46,049                                    498,506            417,611
Other assets                                                                          14,943             12,696
                                                                                      ------             ------
  Total assets                                                                  $    661,515        $   561,245
                                                                                ============        ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                               $     17,712        $    10,741
Accounts payable                                                                       9,990              5,943
Deferred revenues                                                                     36,071             34,748
Payrolls and commissions                                                              17,988             10,227
Income taxes payable                                                                     573              4,207
Accrued expenses and other current liabilities                                        15,505             11,713
                                                                                      ------             ------
  Total current liabilities                                                           97,839             77,579

Long-term debt                                                                       142,369             56,353
Notes payable to affiliates                                                           39,423             38,294
Deferred taxes and other liabilities                                                  24,964             22,348
Minority interest                                                                      9,942              9,264
                                                                                       -----              -----
  Total liabilities                                                                  314,537            203,838
                                                                                     -------            -------

Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares authorized;
10,033,013 shares issued                                                               1,003              1,003
Additional paid-in capital                                                           372,518            368,658
Retained earnings                                                                      2,492              3,426
Cumulative translation adjustment                                                    (22,674)           (10,037)
Treasury stock at cost; 503,225 and 627,000 shares                                    (6,361)            (5,643)
                                                                                     -------            -------
Total shareholders' equity                                                           346,978            357,407
                                                                                     -------            -------
Total liabilities and shareholders' equity                                      $    661,515         $  561,245
                                                                                ============         ==========


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                    ADDITIONAL      RETAINED      CUMULATIVE                        TOTAL
                                         COMMON        PAID-IN      EARNINGS      TRANSLATION     TREASURY   SHAREHOLDERS'
                                          STOCK        CAPITAL     (DEFICIT)      ADJUSTMENT         STOCK         EQUITY
                                          -----        -------     ---------      ----------         -----         ------
Balance at January 1, 1995           $    1,003     $  368,658    $  (2,647)       $     221     $       -        367,235

Net income                                                            2,270                                         2,270
Translation adjustment and other,
   including the effects of certain
   hedges and intercompany
   transactions                                                                          414                          414
Allocated income taxes                                                                   497                          497
                                         -------       -------      -------          -------       -------        -------
Balance at December 31, 1995              1,003        368,658         (377)           1,132             -        370,416

Net income                                                            3,803                                         3,803

Translation adjustment and other,
   including the effects of certain
   hedges and intercompany
   transactions                                                                      (10,266)                     (10,266)
Allocated income taxes                                                                  (559)                        (559)
Transfers from CTA related to
   liquidation of foreign subsidiaries                                                  (344)                        (344)
Purchase of treasury stock                                                                          (5,643)        (5,643)
                                         -------       -------      -------          -------       -------        -------
Balance at December 31, 1996              1,003        368,658        3,426          (10,037)       (5,643)       357,407


Net loss                                                               (934)                                         (934)

Translation adjustment and other,
   including the effects of certain
   hedges and intercompany
   transactions                                                                      (12,364)                     (12,364)
Allocated income taxes                                                                  (273)                        (273)
Sale of treasury stock                                   3,860                                       2,250          6,110
Purchase of treasury stock                                                                          (2,968)        (2,968)
                                         -------       -------      -------          -------       -------        -------
Balance at December 31, 1997         $    1,003     $  372,518    $   2,492        $ (22,674)    $  (6,361)    $  346,978
                                     ==========     ==========    =========        =========     =========     ==========


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                                                            YEAR ENDED DECEMBER 31,

                                                                     1997               1996                1995
                                                                     ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                             $     (934)       $     3,803         $     2,270

 Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                       8,564              7,972               7,099

 Amortization of publishing rights, excess of cost over
   net assets acquired, and other intangibles                      14,183             12,746              13,425

 Minority interest in earnings of subsidiary                          613              1,503               1,106

 Deferred income tax benefits                                        (442)              (172)             (1,405)

 Deferred tax benefit on extraordinary items                       (1,785)                 -                   -

 Provision for bad debts                                            1,129              1,168                 349

 Foreign exchange (gains) losses, net                                 (27)            (1,005)              1,131

 Gains on currency coupon swap agreements                               -               (399)             (1,151)
 Equity in losses (gains) of joint ventures                            50                187                 (13)
 Losses on disposal of fixed assets                                   100                 70                 622
 Changes in operating assets and liabilities:
       (Increase) in accounts and unbilled receivables            (15,570)            (3,900)            (10,504)
       (Increase) decrease in inventories                             444             (1,039)               (154)

       (Increase) decrease in prepaid expenses and other assets        97             (1,130)             (1,256)

       Increase (decrease) in deferred revenues                     2,225              1,732                (650)

       Increase (decrease) in accounts payable and
         other current liabilities                                  3,567               (772)              1,125

       Increase in due to affiliates                                2,102              1,862               1,416

       Increase (decrease) in income taxes payable                 (3,555)             2,178               3,893

       Increase (decrease) in other liabilities                     2,787                630                (752)
                                                                    -----                ---                ----

 Net cash provided by operating activities                         13,548             25,434              16,551
                                                                   ------             ------              ------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (14,617)           (13,034)             (8,035)

 Acquisitions of businesses, net of cash acquired                 (90,868)                 -                 (15)

 Refunds from (investments in) joint ventures                           -                (72)                177
                                                                 --------            -------              ------

 Net cash used in investing activities                           (105,485)           (13,106)             (7,873)
                                                                 --------            -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable to affiliates                                -              6,000                   -

 Proceeds from bank long-term debt                                120,000                  -                   -
 Payment of long-term debt                                        (70,978)           (11,366)             (9,325)
 Payments to acquire treasury stock                                (2,968)            (5,643)                  -
 Proceeds from sale of treasury stock                               6,110                  -                   -

 Net borrowings under revolving credit facility                    44,000                  -                   -

 Payment of deferred financing costs                               (1,272)                 -                (107)
                                                                   ------             ------                ----

   Net cash provided by (used in) financing activities             94,892            (11,009)             (9,432)
                                                                   ------            -------              ------


 Effect of exchange rate changes
  on cash and temporary investments                                (2,071)              (940)                 (9)
                                                                   ------               ----                  --

 Net increase (decrease) in cash and
  temporary investments                                               884                379                (763)


 Cash and temporary investments at beginning of period             25,781             25,402              26,165
                                                                   ------             ------              ------


 Cash and temporary investments at end of period               $   26,665     $       25,781       $      25,402
                                                               ==========     ==============       =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
       Interest                                                $    7,877     $        6,835       $       7,736
                                                               ==========     ==============       =============


       Income taxes                                            $   10,834     $        6,640       $       6,556
                                                               ==========     ==============       =============


   Cash refunds of income taxes                                $      493     $        1,298       $       1,371
                                                               ==========     ==============       =============

   Noncash investing activities:
       Accounts payable for capital expenditures in Japan      $        -     $            -       $         456
                                                               ==========     ==============       =============


See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Nature of Operations - Berlitz International, Inc. (the "Company") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through three business segments: Language Instruction, Translation Services and Publishing. Approximately 68% of its 1997 revenues are denominated in currencies other than the U.S. dollar.

                  In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company. Benesse currently holds approximately 7.0 million shares, or 73.3%, of the outstanding Common. Public shareholders of the Company hold the remaining outstanding Common.

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

         d) Revenue Recognition and Unbilled Receivables - Revenues are recognized in the Instruction and Publishing business segments when services are rendered to the customer or when products are shipped, as applicable. Translation Services contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progresses. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable.

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

         f) Deferred Financing Costs - Direct costs relating to the indebtedness incurred in connection with the Merger, the Benesse borrowings, and the Bank Facility (see Notes 8 and 11) have been capitalized and are being amortized by the interest method over the terms of the related debt.

         g) Property and Equipment - Property and equipment is stated at cost and depreciated over its estimated useful life or the life of any applicable leases (whichever is shorter), using principally accelerated methods.

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

         i)       Excess of Cost Over Net Assets Acquired and Other Intangibles
                  - Except as disclosed in Note 2, the excess of cost over net assets acquired is being amortized on a straight- line basis over 40 years, while other intangibles are being amortized primarily on a straight-line basis over 40 years. Their carrying values are evaluated periodically to determine if there has been a loss in value, by reviewing current and estimated future revenues and cash flows, and the interrelated impact on the values of the Company's trademark and franchise rights. The excess of cost over net assets acquired and other intangibles will be written off if and when it has been determined that an impairment in value has occurred.

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

                  Included within cash and temporary investments at December 31, 1997 are $3.5 million in restricted funds set aside in a escrow account pursuant to the Bank Facility (see Note 8). Such funds may be used to pay rent, interest, taxes, dividends or long-term debt principal at any time after January 1, 1998.

         m) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other income, net" in the Consolidated Statements of Operations.

         n) Financial Instruments - The fair values of the Company's long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the Company's currency coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer.

                  The carrying amounts reported in the balance sheets for cash and temporary investments, accounts receivable and payable, accrued expenses and other current liabilities, accrued income taxes and short-term borrowings approximate fair value due to the short-term nature of these instruments.

         o) Derivative Financial Instruments - Those currency coupon swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements do not exceed the quarterly effect of exchange rate changes on the underlying net investment. When these agreements are effective, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within "Foreign exchange (gains) losses, net". If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value are recognized within the Consolidated Statement of Operations.

         p) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         q) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1997 presentation.


2.       ELS ACQUISITION

         On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. The Company also incurred various transaction-related expenditures and accrued expenses.

     The ELS Acquisition was accounted for by the purchase method of accounting, which contemplates an allocation of the acquisition cost to the acquired company's assets and liabilities based upon their fair value. A summary of the purchase price allocation as of December 31, 1997 follows:

    Acquisition cost (including post-closing cash
       adjustment of $1,340 paid in January 1998,
       and transaction expenditures)                         $           98,200
    Net assets and liabilities acquired:
      Cash                                          $    6,099
      Intangible asset - tradenames                      3,000
      Intangible asset - sales agent network            31,700
      Other net assets and liabilities                 (10,890)
                                                       -------
         Total net assets acquired                                       29,909
                                                                         ------
    Excess of cost over net assets acquired                  $           68,291
                                                             =           ======

         The ELS tradename and sales-agent-network intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 years and 14 years, respectively. The excess of ELS purchase price over net assets acquired is being amortized on a straight-line basis over 30 years.

         The results of operations of ELS subsequent to the Closing Date are included in the Company's Consolidated Statement of Operations. The following table presents selected unaudited pro forma information assuming that the ELS Acquisition (and the simultaneous refinancing of the Company's long-term debt; see Note 8) had occurred on January 1 of each period presented, and is not indicative of the results of operations which would actually have occurred had the transaction taken place on the dates indicated or of the results which may occur in the future.


                                                            PRO FORMA                   PRO FORMA
                                                        TWELVE MONTHS               TWELVE MONTHS
                                                                ENDED                       ENDED
                                                         DEC. 31,1997               DEC. 31, 1996
                                                         ------------               -------------
         Sales of services and products            $          446,373          $          432,260
         Income before income taxes, minority
          interest in earnings of subsidiary,
          and extraordinary item                               11,846                       9,694
         Income before extraordinary item                       4,566                       1,775
         Extraordinary loss                                    (6,721)                     (7,510)
         Net loss                                  $           (2,155)         $           (5,735)
                                                   =           ======          =           ======

         Basic and Diluted earnings (loss) per share:
          Income before extraordinary loss         $             0.48          $             0.18
          Extraordinary loss                                    (0.70)                      (0.78)
                                                                -----                       -----
          Loss per share                           $            (0.22)         $            (0.60)
                                                   =            =====          =            =====


         The primary differences between the unaudited pro forma income statement data and the amounts as reported are as follows:


                                                              PRO FORMA                 PRO FORMA
                                                          TWELVE MONTHS             TWELVE MONTHS
                                                                  ENDED                     ENDED
                                                          DEC. 31, 1997             DEC. 31, 1996
                                                          -------------             -------------
         Pre-acquisition ELS revenues                $           49,164        $           62,638
         Pre-acquisition ELS income before taxes                  2,524                     2,567
         Decrease in ELS administrative expenses
            not recurring after Berlitz acquisition               2,413                     3,000
         Increase in amortization of intangibles and
            excess of cost over net assets acquired              (3,333)                   (5,000)
         Increase in interest expense on
            long-term debt                                       (2,811)                   (3,687)
         Decrease in income tax expense                             422                     1,092

         Increase in extraordinary loss, net of tax  $             (436)         $         (7,510)
                                                     ==================          ================


3.       EARNINGS PER SHARE

     The Company has adopted provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS"). SFAS 128 replaces the standards for computing and presenting EPS found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). SFAS 128 requires dual presentation of Basic (which replaces APB 15's Primary EPS) and Diluted EPS on the face of the income statement for all entities with complex capital structures, and provides guidance on other computational changes. SFAS 128 is effective for financial statements for the year ended December 31, 1997, including interim periods to be presented therein.

     A reconciliation between Basic and Diluted EPS computations for "income before extraordinary item" as of December 31, 1997 is as follows:

                                                                             WEIGHTED
                                                                              AVERAGE
                                                                               NUMBER
                                                                            OF SHARES          PER-SHARE
                                                           INCOME         OUTSTANDING             AMOUNT
                                                           ------         -----------             ------
         Basic EPS:
           Income before extraordinary item         $       5,351               9,550     $         0.56

         Effect of dilutive securities:
           Stock options                                                           14

         Diluted EPS:
           Income before extraordinary item         $       5,351               9,564     $         0.56
                                                    =============               =====     ==============

There is no difference between Basic and Diluted EPS computations for the years ended December 31, 1996 and 1995 since no dilutive securities were outstanding prior to June 30, 1997.


4    PROPERTY AND EQUIPMENT, NET


                                                                            DECEMBER 31,
                                                                       1997             1996
                                                                       ----             ----
         Buildings and leasehold improvements                 $      19,063     $     17,938
         Furniture, fixtures and equipment                           29,036           25,318
         Land                                                         1,364            1,382
                                                                      -----            -----
                                                                     49,463           44,638
         Less: accumulated depreciation
               and amortization                                      17,365           15,275
                                                                     ------           ------
                  Total                                       $      32,098     $     29,363
                                                              =============     ============

EXCESS OF COST OVER NET ASSETS
         ACQUIRED, AND OTHER INTANGIBLES

                                                                            DECEMBER 31,
                                                                       1997             1996
                                                                       ----             ----
         Excess of cost over net assets acquired              $     220,310     $    164,149
         Tradenames and trademarks                                  299,998          296,847
         ELS sales agent network                                     31,700                -
         Other                                                        4,391            2,664
                                                                      -----            -----
                                                                    556,399          463,660
         Less: accumulated amortization                             (57,893)         (46,049)
                                                              -------------     ------------
                  Total                                       $     498,506     $    417,611
                                                              =============     ============



6.       OTHER INCOME, NET
                                                                        YEAR ENDED DECEMBER 31,
                                                            1997                1996               1995
                                                            ----                ----               ----
         Interest income on temporary investments   $       (875)      $        (728)     $      (1,278)
         Foreign exchange (gains) losses, net                (27)             (1,005)             1,131
         Gains on currency coupon swap agreement                -               (399)            (1,151)
         Equity in (gains) losses of joint ventures            50               187                 (13)
         Joint venture-related income                           -                -               (1,299)
         Other non-operating taxes                            415                586                669
         Term Loan administration fee                          83                150                150
         Losses on disposal of fixed assets                   100                 70                622
         Other interest income, net                         (235)                (67)              (242)
         Other (income) expense, net                        (126)               (235)               142
                                                            -----               -----               ---
             Total other income, net                $       (615)      $      (1,441)     $      (1,269)
                                                    ============       =============      =============



7.       INCOME TAXES

         The components of the deferred tax liability at December 31, 1997 and 1996 were as follows:

                                                                   1997                    1996
                                                                   ----                    ----
 Deferred tax assets:
      Inventory                                             $        67         $           827
      Property and equipment depreciation                             -                     122
      Deferred revenue                                            1,702                   1,836
      Unrealized hedging losses                                     142                     243
      Accrued expenses                                            1,970                   2,871
      Foreign tax credits                                         4,193                       -
      Net operating losses                                        6,000                  12,965
                                                                  -----                  ------
        Total deferred tax assets                                14,074                  18,864
                                                                 ------                  ------

 Deferred tax liabilities:
      Joint ventures                                               (320)                   (368)
      Property and equipment depreciation                           (44)                      -
      Unrealized hedging gains                                     (252)                    (80)
      Publishing rights amortization                             (5,882)                 (7,853)
      Other intangibles amortization                                (46)                    (92)
                                                                 ------                  ------
        Total deferred tax liabilities                           (6,544)                 (8,393)
                                                                 ------                  ------

 Net deferred tax assets                                          7,530                  10,471
   Valuation allowance                                           (8,141)                (13,036)
                                                                 ------                  ------
 Net deferred tax liability                                 $      (611)         $       (2,565)
                                                            ===========          ==============


         As a result of the Merger, $2,186 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses or foreign tax credits becomes more likely than not.

         The Company's effective tax rate for 1997 was 54.3%, compared with 58.6% and 68.7% in 1996 and 1995, respectively.

         The provision (benefit) for income taxes is as follows:


                                                 U.S.                               U.S. STATE
                                               FEDERAL            FOREIGN*           AND LOCAL            TOTAL
                                               -------            --------           ---------            -----
         Year ended December 31, 1997:
           Current                       $       1,016       $       6,123        $        392      $     7,531
           Deferred                                (57)               (512)                127             (442)
                                                   ---                ----                 ---             ----
         Total                           $         959       $       5,611        $        519      $     7,089
                                         =============       =============        ============      ===========

         Year ended December 31, 1996:
           Current                       $       1,945       $       5,364        $        371      $     7,680
           Deferred                               (182)                 (7)                 17             (172)
                                                  ----                  --                  --             ----
           Total                         $       1,763       $       5,357        $        388      $     7,508
                                         =============       =============        ============      ===========

         Year ended December 31, 1995:
           Current                       $         272       $       8,062        $        471      $      8,805
           Deferred                             (1,180)                116                (341)           (1,405)
                                                ------                 ---                ----            ------
           Total                         $        (908)      $       8,178        $        130      $      7,400
                                         =============       =============        ============      ============


      *  Pre-tax income from foreign operations of the Company was $17,730, $22,429, and $20,232 for the twelve months ended
         December 31, 1997, 1996 and 1995, respectively.


         The provision (benefit) for deferred taxes is summarized as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                             1997                1996               1995
                                                             ----                ----               ----
         Accrued liabilities                         $      1,002          $       88          $     (76)
         Foreign exchange                                     (46)                232                410
         Benefit of net operating loss                       (248)               (313)              (228)
         Amortization of intangibles                       (1,971)               (199)            (1,536)
         Inventory                                            760                  69                  -
         Other, net                                            61                 (49)                25
                                                     ------------          ----------          ---------
           Total                                     $       (442)         $     (172)         $  (1,405)
                                                     ============          ==========          =========


        The difference between the effective income tax and the U.S. Federal statutory tax rate is explained as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                         1997             1996            1995
                                                         ----             ----            ----
        U.S. Federal statutory  tax rate                 35.0%            35.0%           35.0%
        Foreign income taxes, net of Federal
          income tax benefits                           (17.6)           (34.5)            3.3
        U.S. state and local income taxes,
          net of Federal income taxes                     2.6              2.0             3.0
        Net domestic and foreign losses                   7.5             12.4             3.9
        Amortization and writeoff of intangibles         33.6             34.8            30.5
        Other, net                                       (6.8)             8.9            (7.0)
                                                         ----              ---            ----
             Total                                       54.3%            58.6%           68.7%
                                                         ====             ====            ====


         The Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

         At December 31, 1997, accumulated earnings of foreign subsidiaries of $38,731 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of $2,216 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.


8        Long-term Debt

         Long-term Debt consists of the following:
                                                           December 31,
                                                     1997                 1996
                                                     ----                 ----
             Term Loan                     $      115,750       $       10,500
             Revolving Credit Facility             44,000                    -
             Senior Notes                               -               56,000
             Other                                    331                  594
                                                      ---                  ---
                Total Debt                        160,081               67,094
             Less current maturities               17,712               10,741
                                                   ------               ------
                Long-term Debt             $      142,369       $       56,353
                                           ==============       ==============


         Annual maturities of long-term debt outstanding as of December 31, 1997 are as follows: 1998, $17,712; 1999, $19,369; 2000, $20,500; 2001,
         $22,000; 2002, $80,500.

         On August 28, 1997, in connection with the ELS Acquisition, the Company refinanced its then existing indebtedness through borrowings under a new bank facility (the "Bank Facility"), consisting of term loans of $120 million and a revolving credit facility of $45 million. The revolving credit facility (against which the Company borrowed $44 million during 1997) was subsequently increased to $55 million on October 28, 1997 and to $70 million on March 23, 1998. The term loans provide for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and mature as follows: Year 1, $17,000; Year 2, $19,000; Year 3, $20,000; Year 4, $22,000; Year 5, $22,000, plus a balloon at maturity of $20,000. There are no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances are due. The Bank Facility is secured by the capital stock of certain Company subsidiaries, and is subject to mandatory prepayment equal to a portion of the proceeds from certain asset sales or equity offerings in excess of specified amounts.

         Outstanding borrowings under the Bank Facility bear interest at variable rates based on, at the option of the Company, (i) NationsBank's alternate base rate (essentially equivalent to the prime rate) or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from .375% to .875%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .25% is charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. The average interest rate on outstanding borrowings under the Bank Facility for the period ending December 31, 1997 was 6.99%. The average interest rates on the Term Loan and Senior Notes for the eight months ended August 28, 1997 (the date of refinancing) were 7.7% and 9.79%, respectively.

         The Bank Facility contains certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company,
         (ii) limitations on the payment of dividends by the Company on its capital stock, (iii) a requirement that the Company maintain foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies, and (iv) a requirement that the Company maintain interest rate hedge agreements covering at least 25% of the outstanding borrowings. The Bank Facility also contains financial covenants requiring the Company to maintain certain levels of liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1997, the Company was in compliance with all Bank Facility covenants.

         The Company used a portion of the proceeds from the Bank Facility to repay its pre-existing Term Loan and Senior Notes. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs.

9.       COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company's operations are primarily conducted from leased facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.

         Rent expense, principally for language centers, amounted to $27,066, $26,020 and $25,443, for the years ended December 31, 1997, 1996 and 1995, respectively. Certain leases are subject to escalation clauses and/or renewal options.

         The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1997 are as follows: 1998-$13,547; 1999-$10,012; 2000-$7,803; 2001-$6,737;
         2002-$5,433 and an aggregate of $23,812 thereafter.

         LEGAL PROCEEDINGS

         The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

         IRS DEFICIENCY NOTICE

         In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 U.S. Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at December 31, 1997. During the twelve months ended December 31, 1997, the Company made a payment of $2.5 million to the IRS in connection with this notice.

         SEVERANCE AGREEMENTS

         The Company has severance agreements with five key employees which generally provide for termination payments of one times annual base salary, plus a portion of the Company's bonus plan awards. The agreements also provide for the continuation of certain benefits. The maximum contingent liability under such agreements is approximately $1,900.

10.      FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

         a) CURRENCY COUPON SWAP AGREEMENTS

         Pursuant to covenants in its various long-term debt agreements, the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to periodically exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts. Credit loss from counterparty nonperformance is not anticipated.

         Significant terms of agreements outstanding during 1997 were as follows:



                                             INTEREST PAYMENTS TO                      INTEREST RECEIPTS FROM
                                             FINANCIAL INSTITUTION                     FINANCIAL INSTITUTION
                                             ---------------------                     ---------------------
          EFFECTIVE                         NOTIONAL               INTEREST          NOTIONAL        INTEREST
             DATE    MATURITY             AMOUNT (000'S)             RATE          AMOUNT (000'S)      RATE
             ----    --------             --------------             ----          --------------      ----
           12/31/93  12/31/98        Japanese Yen    2,335,500       9.71%       $     22,500         9.79%
           12/31/93  12/31/98         Swiss Franc       11,475       9.89%       $      7,500         9.79%
           12/31/93  12/31/98       British Pound        5,133      10.43%       $      7,550         9.79%
           12/31/93  12/31/98     Canadian Dollar        5,596      10.43%       $      4,300         9.79%
            3/29/96  12/31/98         German Mark       60,165       4.78%       $     35,000         5.31%
           12/15/97  12/31/98        Japanese Yen    7,796,967       5.50%       $     60,606         6.27%
           12/15/97  12/31/98         German Mark       45,507       6.12%       $     25,518         6.27%
             1/1/99  12/30/02        Japanese Yen   12,311,005       5.50%       $     95,694         6.27%
             1/1/99  12/31/02         German Mark       99,546       6.12%       $     55,821         6.27%
             1/4/99  12/31/02         Swiss Franc       16,131       5.72%       $     11,164         6.27%
             1/4/99  12/31/02       British Pound        4,841       6.56%       $      7,974         6.27%


         The Company marks coupon swaps to market. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated

         Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

         During the second half of 1995, a German mark floating rate coupon swap agreement became ineffective as a hedge of the Company's net investment in its German subsidiaries, and consequently the Company recognized a foreign exchange gain of $1,151 in its Consolidated Statement of Operations within "Other income, net". On January 23, 1996, the Company exchanged this swap for a fixed interest rate coupon-only currency swap of equal fair value. The Company recognized a gain of $399 during the first quarter of 1996, representing the change in fair value of the original swap from December 31, 1995 to the date of the exchange.

         b) Interest rate swap agreement

         Pursuant to a covenant requirement under the Bank Facility, the Company entered into a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (i.e. theoretical) amount, originally set at $66.0 million and currently at $62.3 million at December 31, 1997. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. The notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. Credit loss from counterparty non-performance is not anticipated. The Company accounts for these interest rate swap transactions under the accrual method of accounting, whereby: a) each net receipt/payment is recognized in earnings during the period to which the receipt/payment relates, as a yield adjustment to "Interest expense on long-term debt"; b) gains and losses on terminated agreements are amortized over the underlying debt obligations remaining life as a yield adjustment; and c) there is no recognition on the balance sheet for the derivative's fair value.

         c) Concentration of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and accounts receivable.

         The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with up to three major U.S. banks. During 1997 and 1996, balances in these accounts averaged 40% and 31% of worldwide cash. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

         Credit risk with respect to Language Instruction accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. In the Translations segment, receivables are generally spread among a diversified client base, except for a concentration of receivables with two major customers subject to special contractual arrangements. One of these is a U.S. governmental agency and the other a corporation with whom the Company has been doing business for over 10 years. Receivables from these two major customers aggregated $13.8 million and $3.8 million at December 31, 1997 and 1996, respectively. Subsequent collections of these December 1997 balances have aggregated $8.1 million through March 24, 1998. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 5% and 8% of the Company's total accounts receivable balance before allowances at December 31, 1997 and 1996, respectively.

         d) Fair values of financial instruments

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 were as follows:

                                                                  1997                               1996
                                                                  ----                               ----
                                                      CARRYING         ESTIMATED        CARRYING         ESTIMATED
                                                      AMOUNT           FAIR VALUE       AMOUNT           FAIR VALUE
                                                      ------           ----------       ------           ----------
         Assets:
           Cash and temporary investments             $     26,665     $     26,665     $      25,781    $      25,781
           Currency coupon swap agreements                     719              719               228              228
         Liabilities:
           Long-term debt, including
             current maturities                            160,081          160,081            67,094           71,652
           Notes payable to affiliates                      39,423           34,101            38,294           32,926
           Currency coupon swap agreements                     406              406               694              694
           Interest rate swap agreement                          -              680                 -                -


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

11.      RELATED PARTY TRANSACTIONS

         a) Treasury shares

         On April 29, 1997, the Company and Fukutake Holdings (America), Inc. ("FHAI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), signed a definitive contract whereby the Company agreed to sell to FHAI 250,000 shares of the Company's Common at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under the Securities Act of 1933. The proceeds of the sale were used for general corporate purposes.

         Following this private placement, Benesse beneficially owned 6,985,338 shares, which represents 73.3%, of the 9,529,788 shares of Common outstanding at December 31, 1997.

         The issuance of the treasury shares under this private placement was accounted for using the cost method, whereby the excess sale price per share over the $9 cost per share was allocated to additional paid-in-capital.

         b) Long-term borrowings

         In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed (Y)1.0 billion (approximately $10,145 at inception) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes were used to settle certain long-term debt obligations arising from the Merger. In March 1996, the Company received the proceeds of an additional $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse and bearing interest at a rate of the six-month LIBOR plus 1% per annum, adjusted semi-annually; the effective rate on this note was 6.81% at December 31, 1997. These notes are collectively referred to as the Benesse Notes.

         The Benesse Notes rank PARI PASSU with one another and are subordinate in rights of payment to debt under the Bank Facility, including the currency coupon swap agreements. They mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Bank Facility have been satisfied. To the extent that interest payments are not permitted while any amounts remain outstanding under the Bank Facility, such accrued interest will roll over semi-annually into the note principal.

         Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Bank Facility. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Bank Facility are satisfied.

         The Benesse Notes contain certain covenants, including prohibitions on the incurrence of other debt, liens, loans, mergers or consolidations and amendments to the Bank Facility without consent.

         c) Other

         The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premiums on the D&O policy are allocated 60% to Benesse and 40% to the Company, except for, in 1997, the premium for entity coverage which benefited Berlitz only and was allocated 100% to Berlitz, resulting in a total D&O allocation of 57% to Benesse and 43% to the Company for 1997. Since May 1995, the Company has maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). Consequently, the premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

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

12.      STOCK OPTION AND INCENTIVE PLANS

         The Company's 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Plan"), provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. Approximately $1,417, $811 and $1,328 was paid for 1997, 1996 and 1995, respectively, pursuant to the Short-Term Plan.

         ELS' 1997 Executive Incentive Plan provided for cash awards to officers and key employees of ELS if certain financial goals have been met, as well as a special bonus upon successful sale of ELS. Approximately $2,010 was paid for 1997 in connection with this plan.

         In September 1996, the Company adopted the New Long-Term Executive Incentive Compensation Plan (the "New LTIP") and, subject to shareholder approval which was received in 1997, the 1996 Stock Option Plan (the "1996 Stock Option Plan") (collectively, the "Plans"). The Plans replaced the Company's then existing Long Term Executive Incentive Compensation Plan (the "Old LTIP"), which was initially adopted in 1994.

         The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals are met for the year ended December 31, 1998. Such awards may not exceed $5.0 million in the aggregate. The Company is not required to establish any fund or segregate any assets for payments under the New LTIP. For the twelve months ended December 31, 1997 and 1996, the Company recorded expenses of $1,289 and $318, respectively, related to the New LTIP.

         The 1996 Stock Option Plan, as amended (the "Plan") authorizes the issuance of options to directors and key employees of the Company. The total number of shares for which options may be granted is 377,000. The Company has reserved 377,000 of its treasury shares for use under the Plan, which was approved by the Company's shareholders on June 3, 1997.

         The Company granted 327,200 options under the Plan on June 30, 1997 (the "June 1997 Options") at an exercise price of $24.9375, equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Included within the 327,200 options are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, of which 50,000 have been granted (the "Relinquishment Options") in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP"). The Company granted an additional 46,120 options under the Plan on December 9, 1997 (the "December 1997 Options") at an exercise price of $26.5625, equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant.

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

         The December 1997 Options may not be exercised prior to December 9, 2000. On such date, they become fully exercisable until their normal expiration on December 9, 2004. Unexercised December 1997 Options, for a majority of the grants, expire earlier upon the grantee's termination of service with the Company, unless a grantee's service terminates by reason of death, disability, retirement after age 60, or termination by the Company other than for cause.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income and earnings per share for the year-to-date period ended December 31, 1997 would have been a decrease of $554 and $0.06, respectively.

         The fair value of each option grant during 1997, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:


                                                 JUNE 1997 GRANT -       JUNE 1997 GRANT           DECEMBER 1997
                                              RELINQUISHMENT OPTIONS       - ALL OTHER                  GRANT
                                              ----------------------          OPTIONS                   -----
                                                                              -------
           Weighted average assumptions
           used to estimate fair value:
              Dividend yield                            0.00%                      0.00%                   0.00%
              Expected volatility                      22.00%                     22.00%                  21.00%
              Risk free interest rate                   5.79%                      6.08%                   5.88%
              Expected lives in years                   1.5                        4.25                    5.0
           Fair value of each option                   $3.71                      $7.37                   $8.43
           granted


         The Company has two other stock plans: the 1989 Stock Option and Incentive Plan (the "1989 Plan") and the Non-Employee Directors' Stock Plan (the "Directors' Plan"). The 1989 Plan authorizes the issuance of various stock incentives to officers and key employees and the related issuance of up to 2,000,000 shares of common stock. The Directors' Plan provides non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. There has been no activity related to these plans during 1995, 1996 or 1997, and there are no related incentives or shares outstanding at December 31, 1997.

13.      THRIFT AND RETIREMENT PLANS

         The Berlitz International, Inc. Retirement Savings Plan (the "Berlitz Plan") is a defined contribution benefit plan covering substantially all of the Company's full-time domestic employees (except ELS employees). The retirement portion of the Berlitz Plan provides for the Company to make regular contributions based on salaries of eligible employees. The thrift portion of the Berlitz Plan, in which employee participation is elective, provides for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In addition, certain foreign operations have other defined contribution benefit plans.

         ELS maintains a separate retirement savings plan (which includes a Contributory 401(k) provision). All full-time ELS employees are eligible to participate in this plan on January 1 or July 1 upon attainment of age 21 and completion of 500 hours of service within a six-month period. Contributions to the profit sharing portion of this plan are made in such amounts, if any, as determined by executive management of ELS. The Contributory 401(k) provision for ELS employees is in an amount equal to the lesser of (a) 50% of the employee's salary reduction contributions or (b) 3% of the employee's annual compensation.

         Total expense with respect to all benefit plans, excluding the SERP, was $1,399, $1,632 and $1,704 for the years ended December 31, 1997, 1996, and 1995, respectively.

         Effective January 1, 1996, the Company established the SERP, a defined benefit plan which provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. As previously discussed (see Note 12), the Chairman of the Board of Directors relinquished rights to all benefits under the SERP in exchange for the Relinquishment Options. Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company.

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

         Awards under the SERP are not subject to deduction for Social Security or other offset amounts, except to the extent of any disability benefits payable under the Company's long-term disability insurance policy. In the case of Chairman of the Board, who does not receive a salary from the Company, the SERP benefits had been based on an imputed salary determined by the Company's Board of Directors. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

         The following table sets forth the funded status of the medical coverage portion of the SERP, reconciled with amounts recognized in the Company's financial statements at December 31.

                                                                           1997                 1996
                                                                           ----                 ----
         Accumulated postretirement benefit obligation:
                  Retirees                                          $         -          $         -
                  Active plan participants                                1,205                1,435
                                                                          -----                -----
                                                                          1,205                1,435
         Plan assets at fair value                                            -                    -
                                                                          -----                -----
         Accumulated postretirement benefit obligation
            in excess of plan assets                                      1,205                1,435
         Prior service cost not yet recognized in net
            periodic postretirement benefit cost                           (840)                (999)
         Unrecognized actuarial gain                                        374                    -
                                                                            ---                  ---
         Accrued postretirement benefit cost                        $       739          $       436
                                                                    ===========          ===========


         Net periodic postretirement benefit cost for the year ended December 31, 1997 and 1996 included the following components:


                                                                           1997                 1996
                                                                           ----                 ----
         Service cost - benefits earned during the period           $       107          $       196
         Interest cost on accumulated postretirement
          benefit obligation                                                 72                   81
         Amortization of prior service cost                                 159                  159
         Actuarial gains                                                   (35)                    -
                                                                           ----                    -
         Net periodic postretirement benefit cost                   $       303          $       436
                                                                    ===========          ===========

                                       60

         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation for 1996 was a beginning rate of 14% leveling to an ultimate rate of 6% over 15 years. For 1997, a beginning rate of 13.8% leveling to an ultimate rate of 5% over 10 years was used. The weighted average discount rate used in determining the accumulated postretirement benefit obligation for both years was 7%. If the health care cost trend rate assumption were increased by 1%, the accumulated postretirement benefit obligation as of January 1, 1997 would increase by $168 and the service cost for benefits earned during the period ending December 31, 1997 would increase by $20.

         Net periodic pension cost of the retirement income portion of the SERP is as follows:

                                                                           1997                 1996
                                                                           ----                 ----
         Service cost on benefits earned during the period          $       415          $       407
         Interest cost on projected benefit obligation                      220                  188
         Net amortization and deferral                                      179                  179
                                                                            ---                  ---
         Net periodic pension cost                                  $       814          $       774
                                                                    ===========          ===========


         The actuarial present value of benefit obligations and funded status for the SERP at December 31, 1997 and 1996 is as follows:

                                                                           1997                 1996
                                                                           ----                 ----
         Benefit obligations:
                 Vested benefits                                    $     2,726          $     1,767
                 Nonvested benefits                                          66                  603
                                                                             --                  ---
                 Accumulated benefit obligation                           2,792                2,370
         Projected compensation increases                                   783                  818
                                                                            ---                  ---
         Projected benefit obligation                                     3,575                3,188
         Plan assets at fair value                                            -                    -
                                                                          -----                -----
         Projected benefit obligation in excess of plan assets            3,575                3,188
         Unrecognized prior service cost                                 (2,324)              (2,503)
         Unrecognized actuarial gain                                        338                   89
         Adjustment required to recognize minimum liability               1,203                1,596
                                                                          -----                -----
         Net pension liability                                      $     2,792          $     2,370
                                                                    ===========          ===========



         Assumptions used in developing the projected benefit obligation as of December 31, 1997 and 1996 were as follows:

         Discount rate (annual compounding)                                 7.0%

         Annual rate of increase in compensation                            4.0%

         The assumed interest rate at the beginning of each year is the same as the discount rate at the end of each prior year. Net pension income is determined using assumptions as of the beginning of each year. Funded status is determined using assumptions as of the end of each period.

14.      TREASURY STOCK

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

         On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation plc (In Administration) at a price of $9 per share. Such shares were placed into treasury. As previously discussed, 250,000 of these shares were subsequently sold to FHAI, 377,000 shares were subsequently reserved for use under the 1996 Stock Option Plan, and the balance are reserved for future uses.

15.      BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

         The Company's operations principally are conducted through the following business segments: Language Instruction, Translation Services, and Publishing. Franchising activity in 1997 and 1996 and general corporate licensing activity in 1996 and 1995 are included within Other sales in the following presentation. Intersegment and intergeographical sales are not significant.

         Capital expenditures and depreciation and amortization for franchising are not significant.

         General corporate identifiable assets consist of, as applicable, deferred finance costs, an intangible required to recognize minimum liability under the retirement portion of the SERP, currency coupon swap agreements, cash values of officer life insurance and annuity contracts, and property and equipment. Depreciation and amortization relates to property and equipment, excess of cost over net assets acquired, other intangibles and publishing rights.


                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
         BUSINESS SEGMENTS                                   1997                1996               1995
         -----------------                                   ----                ----               ----
         Sales of services and products:
          Language Instruction                      $     298,348      $      276,167     $      272,764
          Translation Services                             84,192              76,991             64,036
          Publishing                                       13,634              15,451             17,180
          Other                                             1,035               1,013                529
                                                            -----               -----                ---
            Total                                   $     397,209      $      369,622     $      354,509
                                                    =============      ==============     ==============


         Operating profit (loss):
          Language Instruction                      $      38,273      $       34,330     $       28,577
          Translation Services                              6,158               3,508              3,836
          Publishing                                          197               1,014              1,499
          Franchising activity                               (725)               (834)                 -
          Divisional expenses                              (7,969)             (6,713)            (4,556)
                                                          -------             -------            -------
            Total operating segments                       35,934              31,305             29,356
          General corporate                               (12,873)            (10,437)            (9,754)
                                                         --------            --------            -------
            Total                                   $      23,061      $       20,868     $       19,602
                                                    =============      ==============     ==============

         Capital expenditures:
          Language Instruction                      $       9,098      $        5,693     $        5,188
          Translation Services                              2,167               3,903              1,659
          Publishing                                        2,771               1,289                853
                                                            -----               -----                ---
            Subtotal                                       14,036              10,885              7,700
          General corporate and divisional                    581               2,149                335
                                                              ---               -----                ---
            Total                                   $      14,617      $       13,034     $        8,035
                                                    =============      ==============     ==============

         Depreciation and amortization:
          Language Instruction                      $      16,869      $       15,395     $       15,900
          Translation Services                              3,595               3,391              2,826
          Publishing                                        1,124               1,450              1,551
                                                            -----               -----              -----
            Subtotal                                       21,588              20,236             20,277
          General corporate and divisional                  1,159                 482                247
                                                            -----                 ---                ---
            Total                                   $      22,747      $       20,718     $       20,524
                                                    =============      ==============     ==============



                                                                             DECEMBER 31,
                                                                             -----------
                                                             1997                1996               1995
                                                             ----                ----               ----
         Identifiable assets:
          Language Instruction                      $     547,740      $      451,178     $      473,432
          Translation Services                             82,563              77,945             76,368
          Publishing                                       20,916              22,415             22,717
          Franchising                                       3,637               2,974                  -
                                                            -----               -----              -----
            Subtotal                                      654,856             554,512            572,517
          General corporate                                 6,659               6,733              4,413
                                                            -----               -----              -----
            Total                                   $     661,515      $      561,245     $      576,930
                                                    =============      ==============     ==============



                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                             1997                1996               1995
                                                             ----                ----               ----
         GEOGRAPHIC AREAS
         ----------------
         Sales of services and products:
          North America                             $     133,843      $      105,476     $       96,191
          Western Europe                                   84,371              82,869             76,198
          Central/Eastern Europe                           61,999              66,037             63,000
          Asia                                             67,291              72,922             81,652
          Latin America                                    49,705              42,318             37,468
                                                           ------              ------             ------
            Total                                   $     397,209      $      369,622     $      354,509
                                                    =============      ==============     ==============

         Operating profit (loss):
          North America                             $      16,553      $       11,362     $       13,121
          Western Europe                                    4,106               5,974              6,031
          Central/Eastern Europe                            4,519               3,329              3,071
          Asia                                              4,951               6,254              4,265
          Latin America                                     9,753               8,013              6,901
          Business segment corporate expenses              (3,948)             (3,627)            (4,033)
                                                          -------             -------            -------
            Total operating segments                       35,934              31,305             29,356
          General corporate expenses                      (12,873)            (10,437)            (9,754)
                                                          -------             -------            -------
            Total                                   $      23,061      $       20,868     $       19,602
                                                    =============      ==============     ==============

         Amortization of publishing rights, excess of cost over net assets acquired and other intangibles, included in operating profit (loss) in the years ended December 31, 1997, 1996 and 1995 amounted to $11,171, $9,282, and $9,344 for North America; $857, $1,148, and $1,196 for
         Western Europe; $482, $484, and $688 for Central/Eastern Europe; $1,296, $1,446, and $1,762 for Asia; and $377, $387, and $435 for Latin
         America.

         Profit (expense), resulting from an intersegment allocation to compensate North America for use of its intangibles, and included in operating profit (loss) in each of the years ended December 31, 1997, 1996 and 1995 amounted to $6,071 for North America; $(1,505) for Western Europe; $(1,408) for Central/Eastern Europe; $(2,188) for Asia; and $(970) for Latin America.

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                    1997               1996              1995
                                                                    ----               ----              ----
         Identifiable assets:
          North America                                    $     491,872      $     374,540     $     377,254
          Western Europe                                          45,856             57,699            56,985
          Central/Eastern Europe                                  30,124             34,392            39,319
          Asia                                                    66,348             68,680            78,458
          Latin America                                           27,315             25,934            24,914
                                                                  ------             ------            ------
            Total                                          $     661,515      $     561,245     $     576,930
                                                           =============      =============     =============


16.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                  ------------------

                                       MARCH 31          JUNE 30           SEPT 30           DEC 31            YEAR
                                       --------          -------           -------           ------            ----
1997:
Sales of services and products       $   89,252     $     95,894      $    104,436     $    107,627      $  397,209
Operating profit                          3,073            7,702             6,816            5,470          23,061
Income before income taxes,
 minority interest and extraordinary
 item                                       565            5,847             4,310            2,331          13,053
Net income before extraordinary
  item                                      168            1,949               828            2,406           5,351
Net income (loss)                           168            1,949            (5,457)           2,406            (934)
Basic and diluted earnings
  (loss) per share                   $     0.02     $       0.20      $      (0.57)    $       0.25      $    (0.10)
                                     ==========     ============      ============     ============      ==========

1996:
Sales of services and products       $   90,076     $     92,130      $     94,373     $     93,043      $  369,622
Operating profit                          3,910            5,876             5,022            6,060          20,868
Income before income taxes
 and minority interest                    1,476            3,404             2,670            5,264          12,814
Net income                                  204            1,006               439            2,154           3,803
Basic and diluted earnings per share $     0.02     $       0.11      $       0.05     $       0.23      $     0.40
                                     ==========     ============      ============     ============      ==========


BERLITZ INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                   SCHEDULE II


                                      BALANCE AT       CHARGED TO                                          BALANCE
                                       BEGINNING         COST AND                                         AT END OF
                                         OF YEAR         EXPENSES   DEDUCTIONS (1)      OTHER (2)          OF YEAR
                                         -------         --------   --------------      ----------         -------
Allowances for doubtful accounts:


Year Ended December 31, 1997        $      1,914  $         1,129  $          (465)  $         (163)   $       2,415
                                    ============  ===============  ===============   ==============    =============

Year Ended December 31, 1996        $      1,468  $         1,168  $          (698)  $          (24)   $       1,914
                                    ============  ===============  ===============   ==============    =============

Year Ended December 31, 1995        $      1,912  $           349  $          (814)  $           21    $       1,468
                                    ============  ===============  ===============   ==============    =============



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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") and certain executive officers (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1997, 1996 and 1995 for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE


                                                                                       LONG-TERM
                                                                                    COMPENSATION
                                                       ANNUAL COMPENSATION                   (3)
                                             --------------------------------------
                                                                              OTHER    AWARDS OF
NAME AND                                                                     ANNUAL     OPTIONS/       ALL OTHER
PRINCIPAL POSITION              YEAR          SALARY            BONUS  COMPENSATION         SARS    COMPENSATION
                                                 ($)              ($)       ($) (2)          (#)          ($)(4)
------------------              ----          ------            -----  ------------         ----    ------------
Hiromasa Yokoi                  1997         499,052          202,200        65,730       46,220          10,390
Vice Chairman of the Board,     1996         480,000           84,000        60,469         None           9,750
CEO and President               1995         444,800          180,000        55,200         None           9,750

Manuel Fernandez                1997         251,908           65,000        23,671       20,300          10,400
Executive Vice President and    1996         240,000           40,900           990         None           9,750
Chief Operating Officer,        1995         224,800           51,000         1,312         None           9,750
Worldwide Language Instruction

Robert Minsky                   1997         240,000           35,000           926       20,300          10,400
Executive Vice President and    1996         240,000           10,000           874         None           9,750
Chief Operating Officer,        1995         227,900           80,000          None         None           9,750
Translations and Publishing

Susumu Kojima                   1997         229,500                -        65,000       18,320            None
Executive Vice President,       1996         225,000            8,700        65,000         None            None
Asia Division                   1995         210,000           25,200        42,000         None           9,750

Henry D. James (1)              1997         218,335           75,300           826       20,300          10,334
Executive Vice President and    1996         210,000           32,000           771         None           9,750
Chief Financial Officer         1995         182,300           51,000          None         None           9,750


(1) Mr. James' 1996 percentage increase in base salary was due in part to the additional responsibilities he assumed as a result of his promotion to Executive Vice President.

(2) Other Annual Compensation for Mr. Yokoi and Mr. Kojima primarily represents monthly housing allowances. For Mr. Fernandez, this column includes relocation expense reimbursements of $22,600 in 1997.

(3) The column designated by the SEC to report Long-Term Incentive Plan Payouts has been excluded because no payouts have been made in 1995, 1996 or 1997 under the Company's long-term incentive plans, as discussed in the Compensation Committee report under "Long- Term Executive Incentive Compensation Plan".

         The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1995, 1996 or 1997. There were no Common restricted shares outstanding at December 31, 1997.

(4) The amounts reported in this column for the fiscal year 1996 include a contribution of $4,500 made by the Company for the account of each Named Executive Officer pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"). The amounts reported also include a contribution of $5,250 made by the Company for the account of each Named Executive Officer pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan.

PENSION PLAN TABLE

The Company's Supplemental Executive Retirement Plan ("SERP"), effective January 1, 1996, is a defined benefit plan which provides retirement income/disability retirement benefits, retiree medical benefits and death benefits to the Chairman of the Board(1), certain designated executives and their designated beneficiaries. The following table shows the estimated annual retirement income/disability retirement benefits (assuming payments made on the normal life annuity) payable upon retirement at age 60 to a participant in specified compensation and years of service classifications.


                                           YEARS OF SERVICE
                        ----------------------------------------------------
                        INITIAL
                        PARTICIPANT
                        (HEREINAFTER
                        DEFINED)               ALL OTHER PARTICIPANTS
      COMPENSATION      5 OR MORE           5          10        15 OR MORE
      ------------      ----------      --------    ---------     ---------

      $100,000          $ 30,000        $ 10,000    $  20,000     $  30,000
       150,000            45,000          15,000       30,000        45,000
       200,000            60,000          20,000       40,000        60,000
       250,000            75,000          25,000       50,000        75,000
       300,000            90,000          30,000       60,000        90,000
       400,000            120,000         40,000       80,000       120,000
       550,000            165,000         55,000      110,000       165,000
       750,000            225,000         75,000      150,000       225,000

Under the SERP, monthly benefits are available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The retirement income/disability retirement benefits are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment(2)) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for participants designated as of January 1, 1996 ("Initial Participants") is 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase. Awards under the SERP are not subject to deduction for Social Security or other offset amounts, except to the extent of any disability benefits payable under the Company's long-term disability insurance policy. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

The Named Executive Officers, all of whom are Initial Participants, will each have at least 5 years of service at age 60. The compensation covered under the SERP for each of the Named Executive Officers is shown under the "Salary" and "Bonus" columns of the Summary Compensation Table.

---------------
1 The Chairman relinquished all benefits under the SERP in exchange for the grant of 50,000 options on June 30, 1997 under the Company's 1996 Stock Option Plan.
2 In the case of the Chairman of the Board, who does not receive a salary from the Company, the SERP benefits were based on an imputed salary determined by the Company's Board of Directors.

OPTION/SAR GRANTS IN FISCAL YEAR 1997

The following awards were made pursuant to the 1996 Stock Option Plan (hereinafter defined). See the "Compensation Committee Report" for a further description.


               Name               Grant       Number of     % of Total      Exercise      Expiration    Grant Date
               ----               Date        Securities      Options     Price ($/Sh)       Date         Present
                                              Underlying    granted to                                   Value ($)
                                              Options      Employees in                                     (1)
                                              Granted       Fiscal Year
                                                (#)
                              ------------- ------------- -------------- -------------- -------------- ------------
     Hiromasa Yokoi              6/30/97        45,720        12.24%        $24.9375        6/29/04     $336,956
                                12/31/97           500         0.13          26.5625       12/29/04        4,215
     Manuel Fernandez            6/30/97        19,800         5.30          24.9375        6/29/04      145,926
                                12/31/97           500         0.13          26.5625       12/29/04        4,215
     Robert Minsky               6/30/97        19,800         5.30          24.9375        6/29/04      145,926
                                12/31/97           500         0.13          26.5625       12/29/04        4,215
     Susumu Kojima               6/30/97        17,820         4.77          24.9375        6/29/04      131,333
                                12/31/97           500         0.13          26.5625       12/29/04        4,215
     Henry D. James              6/30/97        17,820         4.77          24.9375        6/29/04      131,333
                                12/31/97         2,480         0.66          26.5625       12/29/04       20,906


(1) The fair value of each option grant during 1997, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                    June 1997 Grant        December 1997 Grant
                                    ---------------        -------------------
   Weighted average assumptions
   used to estimate fair value:
      Dividend yield                     0.00%                    0.00%
      Expected volatility               22.00%                   21.00%
      Risk free interest rate            6.08%                    5.88%
      Expected lives in years            4.25                     5.0
   Fair value of each option            $7.37                    $8.43
   granted


1997 BOARD OF DIRECTORS MEETINGS, COMMITTEES AND FEES

During 1997, the Board of Directors of the Company met in person four times, participated in two telephonic meetings and took two actions by unanimous written consent.

In 1997, the Board of Directors had standing Executive, Audit, Disinterested Directors, and Compensation Committees, as well as a Special ELS Acquisition Committee. Effective December 9, 1997, the Company created a standing Nominating Committee.

The Executive Committee, during the intervals between meetings of the Board of Directors, may, with certain exceptions, exercise the powers of the Board of Directors. The Executive Committee did not meet during 1997.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met three times during 1997.

The Disinterested Directors Committee reviews and monitors all matters affecting the relationship between the Company and Benesse Corporation ("Benesse") and its affiliates. During 1997, the Disinterested Directors Committee met in person two times, participated in one telephonic meeting, and took action by unanimous written consent 2 times.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends to the Board of Directors major compensation programs. The Compensation Committee also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation Committee oversees and approves grants of stock options and other stock-based awards pursuant to the 1989 and 1996 Stock Option Plans (individually, the "1989 Stock Option Plan" and the "1996 Stock Option Plan", and collectively, the "Stock Option Plans") and the Company's Non-Employee Directors Stock Plan (the "Directors' Stock Plan"). The Committee also administers the 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Incentive Plan"), and the 1996 New Long-Term Executive Incentive Compensation Plan (the " New LTIP"), which replaced the 1993 Long-Term Executive Incentive Compensation Plan (the "Old LTIP"), and approves awards and discretionary bonuses under these plans. No member of the Compensation Committee is eligible to participate in the Stock Option Plans or the Short-Term Incentive Plan, except for a special grant on December 9, 1997 of 500 options to each Director. During 1997, the Compensation Committee met two times and participated in telephonic meetings one time.

The Special ELS Acquisition Committee was formed for the purpose of independently reviewing and monitoring all matters related to the acquisition of ELS Educational Services, Inc. and the related refinancing of the Company's long-term debt. During 1997, the Special ELS Acquisition Committee participated in two telephonic meetings.

The Nominating Committee was formed to nominate Directors and to consider possible successors to senior executives.

The Company's standard retainer payable to each director who is not an employee of the Company or any of its affiliates was increased from $30,000 per annum in 1997 to $35,000 per annum in 1998, plus expenses, with an additional $2,000 for each Committee meeting attended in person and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Only those directors who are also full-time employees of the Company or any of its affiliates are eligible to participate in the health benefit plan maintained by the Company. Directors employed by the Company or any of its affiliates receive no compensation in consideration of their duties as directors. The outside directors earned an aggregate of approximately $143,000 as cash compensation for their services during 1997.

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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

The Company has a severance agreement with Robert Minsky which provides that if Mr. Minsky is terminated other than for cause, he is to be paid one year's severance at his then current annual base salary plus a prorated amount of the award under the Company's Short- Term Incentive Plan to which he would have been entitled for such year and the continuation of certain other benefits.

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

               COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 1997

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

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for the fiscal year 1997 follows.

BASE SALARY
Each executive officer receives a base salary, with the potential for annual salary increases based largely on merit from prior annual performance.

The proposed annual compensation of Company employees was discussed at Compensation Committee meetings held in 1997 and 1996. Base salary recommendations were made by management of the Company for the Committee to approve. After review and consideration by the Committee of management's recommendations, the Committee approved base salary adjustments for executive officers considering individual and Company performance. Such adjustments averaged 3.3% for each of 1997 and 1998. The criteria used to evaluate Company performance were sales and earnings figures, and return on equity. The Committee believes that all such criteria were accorded equal weight.

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

At its February 1998 meeting, the Committee approved, after discussion, 1997 bonuses for executive officers under the Short-Term Incentive Plan. Such bonuses that accrued for 1997 ranged up to 41% of each executive officer's base salary. The Committee also approved a discretionary special bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Such special bonuses that accrued for 1997 for such executive officers ranged from 2.6% to 10% of their total salary.

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

In September 1996, the Company adopted, subject to shareholder approval which was obtained in 1997, the 1996 Stock Option Plan, which, together with the New LTIP (hereinafter discussed), replaced the Company's then existing Old LTIP. The 1996 Stock Option Plan authorizes the issuance of options to directors and key executive employees of the Company. The total number of shares for which options may be granted is 377,000. The Company granted 327,200 of these options on June 30, 1997 at an exercise price of $24.9375 and 49,120 options on December 9, 1997 at an exercise price of $26.5625. Such exercise prices were based on the closing market price of the Company's Common on the New York Stock Exchange on the date of grant.

LONG-TERM EXECUTIVE INCENTIVE COMPENSATION PLANS

In 1993, the Committee approved the Old LTIP, effective January 1, 1994, pursuant to which the Chairman of the Board, officers and certain key employees were eligible to receive, for each performance unit granted to the individual by the Committee, cash awards based on Company performance and common stock price results over a five year period ending on December 31, 1998. The plan was instituted to, among other things, provide executives with a direct economic interest in meeting long-term business objectives. Performance units were granted by the Committee to each participant in its discretion. Criteria used to evaluate Company performance were earnings and sales figures. For each performance unit granted by the Committee, each participant was to receive a cash award based on Company performance during 1998 and the Company's common stock price on December 31, 1998. The Old LTIP also contained provisions governing such awards in the event of a change of control of the Company or a "going private" transaction with Benesse or its affiliates.

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

OTHER COMPENSATION

The executive officers also are eligible to participate in the Pension Plan. The Pension Plan provides for the Company to make regular contributions based on salaries of eligible employees. During 1997, pursuant to the plan documents, the Company continued to contribute 3.5% of eligible employees' respective base salary to the Pension Plan. During 1997, the Company also continued to provide matching contributions under the 401(k) Plan to all domestic employees up to a maximum of 3% of the employee's salary.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Hiromasa Yokoi's base salary for 1997 was $499,000, and he also earned a bonus of $202,200 for 1997 under the Short-Term Incentive Plan. The Compensation Committee approved and ratified the compensation paid to Mr. Yokoi for fiscal year 1997 based on Mr. Yokoi's business experience and familiarity with the Company, and his responsibilities to guide, among other things, the Company's daily affairs and the Company's long-term strategic plan in a global marketplace. The Company's 1997 performance was taken into consideration in determining Mr. Yokoi's 1997 compensation package. The Committee believes that Mr. Yokoi's 1997 compensation package was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

TAX LEGISLATION

The Committee has reviewed regulations issued by the U.S. Internal Revenue Service which limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. Based on present levels of compensation, the Company does not anticipate the loss of deductibility for any compensation paid over the next year.

COMPENSATION COMMITTEE MEMBERSHIP

During 1997, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Aritoshi Soejima. All of the views expressed by the Compensation Committee in 1997 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

                   Compensation Committee for Fiscal Year 1997

                                Edward G. Nelson
                                Robert L. Purdum
                                Aritoshi Soejima

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As discussed above, during 1997 and at March 1, 1998, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Aritoshi Soejima. None of these committee members were officers of the Company or any of its subsidiaries during 1997 or any previous year.

Aritoshi Soejima previously served as an advisor to Benesse. He resigned such position prior to his appointment as a Disinterested Director and a member of the Compensation Committee.

PERFORMANCE GRAPHS

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and a peer group index (described below) over a five-year period, beginning on December 31, 1992, and ending on December 31, 1997. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group index. It also assumes reinvestment of all dividends.

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. Therefore, the Company has created a peer group index of selected publicly-held companies in the educational services and educational publishing industries. The companies included in this peer group are: ITT Educational Services, Inc. (a leading proprietary provider of technical post secondary degree programs in the U.S.); Education Management Corporation (among the largest providers of proprietary post-secondary education in the U.S. offering degree and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies); and three educational publishing companies: Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies are directly comparable to the Company, the Company believes they come under either the same broad rubric of education-related activities as the Company.

ITT Educational Services, Inc. has been publicly traded since December 1994, and Education Management Corporation has been publicly traded since October 1996. For purposes of creating the peer group index, these two companies have been given a market capitalization weighting of zero for those periods prior to their initial public trading dates.

ITT Educational Services, Inc. and Education Management Corporation replace Flightsafety International and National Education Corporation, two companies which were included in the Company's peer group in prior years, but which are no longer publicly traded in 1997.

                   1992       1993       1994       1995       1996       1997

Berlitz           $ 100      $  63(1)   $  59      $  75      $  93      $ 121
S & P 400 Index   $ 100      $ 106      $ 108      $ 142      $ 171      $ 221
Peer Group Index  $ 100      $ 111      $ 107      $ 137      $ 141      $ 225

(1) As a result of the Merger (hereinafter defined), each share of the Company's common stock outstanding prior to the Merger ("Old Common") was converted into the right to receive i) $19.50, ii) 0.165 share of new common stock of the Company ("Common"), iii) $1.48, representing the net proceeds from the disposition of the Company's claims on promissory notes from Maxwell Communications and certain of its affiliates (the "Maxwell Notes"), and iv) $0.01, representing consideration paid for the redemption of each right under a shareholders rights agreement (the "Rights Agreement"). Immediately following the Merger, 10,033,013 shares of Common were outstanding. Prior to the Merger, 19,075,584 shares of Old Common were outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number and percentage of outstanding shares of Common beneficially owned as of March 2, 1998 by each director, nominee, the Company's chief executive officer during the fiscal year ended December 31, 1997, the four most highly compensated executive officers of the Company at December 31, 1997 and all officers and directors as a group who served at December 31, 1997. If not mentioned by name, no individual in the categories described above beneficially owned any shares of Common as of March 2, 1998. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                     UPDATE

                                            AMOUNT AND
                                             NATURE OF
                   NAME OF                  BENEFICIAL       PERCENT
  TITLE OF CLASS   BENEFICIAL OWNER          OWNERSHIP       OF CLASS
  --------------   ----------------          ---------       --------
  Common           Soichiro Fukutake         6,985,338(1)      73.30%
  Common           Manuel Fernandez              8,745             *
  Common           Robert Minsky                 2,857             *
  Common           Henry D. James                7,672             *
  Common           Edward G. Nelson              1,500(2)          *
  Common           Robert L. Purdum              2,000             *

                   All Officers and
                   Directors as a Group
  Common           (15 in number)            7,027,746         73.75%

To the best of registrant's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K.


(1) Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse Corporation, which is the beneficial owner of 6,985,338 shares of Common. See "Security Ownership of Certain Beneficial Owners."
(2) An additional 1,000 shares of Common, for which Mr. Nelson has disclaimed ownership, are owned by Mr. Nelson's wife.
*        Less than 1%

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the ownership by each person or group known by the Company to own beneficially more than 5% of Common:

                       NAME AND ADDRESS OF                             PERCENT
   TITLE OF CLASS       BENEFICIAL OWNER                 OWNERSHIP     OF CLASS
   --------------       ----------------                 ---------     --------
   Common           Benesse Corporation (1)              6,985,338      73.30%
                     3-17-17 Minamigata
                     Okayama-shi 700, Japan

   Common           Dimensional Fund Advisors, Inc (2)     508,672       5.34%
                     1299 Ocean Avenue, 11th Floor
                     Santa Monica, CA 90401

(1) Fukutake Publishing Co., Ltd. changed its name to Benesse Corporation on April 1, 1995. As of March 2, 1998, 6,972,138 shares of Common are held by a wholly owned subsidiary of Benesse and 13,200 shares of Common are held directly by Benesse. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

(2) This information is taken from the Schedule 13G, dated February 9, 1998, filed by Dimensional Fund Advisors, Inc. ("Dimensional") with the Securities and Exchange Commission. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of these 508,672 shares of Common at December 31, 1997, all of which are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kazuo Yamakawa currently serves as the Benesse nominee on the Board of Directors of the Company pursuant to the acquisition by Benesse in January 1991 of a 20% interest in Berlitz Japan, Inc. ("Berlitz-Japan"), a subsidiary of the Company.

On December 9, 1992, the Company and Benesse entered into a merger agreement pursuant to which Benesse agreed to acquire, through a merger of the Company with an indirect wholly owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the Common. Additionally, on April 29, 1997, the Company agreed to sell to Fukutake Holdings (America), Inc., a wholly owned subsidiary of Benesse, 250,000 shares of the Company's Common at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This private placement exempt from registration under the Securities Act of 1933 was closed on May 12, 1997. Following this private placement, Benesse beneficially owned 6,985,338 shares, which represents 73.3%, of the 9,529,788 shares of Common outstanding at December 31, 1997. Public shareholders of the Company held the remaining outstanding Common. Mr. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

In September 1994, the Company borrowed $20.0 million from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed
(Y)1.0 billion (approximately $10.1 million) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). In March 1996, the Company received the proceeds of an additional $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse (the "FHAI Note"), bearing interest at a rate of the six month LIBOR plus 1% per annum, reset semi-annually. Such notes, (collectively, the "Benesse Notes") mature on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Company's August 28, 1997 credit agreement (the "Bank Facility") have been satisfied. To the extent that interest payments on the U.S. or FHAI Notes are not permitted while any amounts remain outstanding under the Bank Facility, such accrued interest will roll over semiannually into the note principal. The Company recorded $2.1 million in interest expense on the Benesse Notes in 1997.

The Benesse Notes rank PARI PASSU with one another and are subordinate in rights of payment to debt under the Bank Facility, including the currency coupon swap agreements. Payment obligations under the U.S. Note are guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Bank Facility. The Company and its significant U.S. subsidiaries have also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Bank Facility are satisfied.

The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premium on the D&O policy is allocated 60% to Benesse and 40% to the Company, except for, in 1997, the premium for entity coverage which benefited the Company only and was allocated 100% to the Company, resulting in a total D&O allocation of 57% to Benesse and 43% to the Company for 1997. Since May 1995, the Company has also maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). The premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

The Company and Benesse participated in certain other joint business arrangements during 1997, in the ordinary course of business, including the following:

(a) Pursuant to extended industrial block contracts dated July 24, 1997 and August 6, 1996, Berlitz-Japan provided lessons to Benesse at its standard rate for prepaid industrial lessons which was approximately 20% below the rate charged for individual instruction. Revenues under these contracts aggregated 27,950,000 Yen (approximately $231,000 at an average 1997 exchange rate of (Y)121.13).

(b) The Company's subsidiary, Berlitz Franchising Corporation, entered into a standard franchise agreement dated July 30, 1997 with the Okayama Language Center, Inc., a corporation formed by Benesse and the Okayama Institute of Languages, the latter being controlled by Mr. Fukutake's sister-in-law.

(c) On June 30, 1997, the Company granted 100,250 stock options to Mr. Fukutake at an exercise price of $24.9375, equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. 50,000 of these options had been granted in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP").

(d) Pursuant to a services agreement, Benesse periodically offered its customers language and homestay programs arranged and operated by the Company's specialty instruction program, Berlitz Study Abroad(R). Benesse also periodically offered its customers language study and homestay programs arranged and operated by Berlitz on Campus(TM), another of the Company's specialty instruction programs. The Company and Benesse also participated in certain other joint business arrangements in the ordinary course of business, none of which had a material effect on the financial statements.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.  Index to Financial Statements and Financial Statement Schedules

    1.  FINANCIAL STATEMENTS

    2.  FINANCIAL STATEMENT SCHEDULES

         The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 35.

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

    10.14 US $20,000,000 Subordinated Non-Negotiable Promissory Note, dated as of September 21, 1994, among the registrant (as Borrower) and Fukutake Holdings (America) (as Lender). Exhibit 99.3 to the Company's Form 8-K, dated September 21, 1994, is incorporated by reference herein.

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

    10.20 Agreement among the registrant, Berlitz Financial Corporation, The Berlitz School of Language (Japan) Inc., The Berlitz Schools of Languages Limited and Maxwell Communication Corporation plc, dated January 8, 1993. Exhibit 1 to the Company's Form, 8-K, dated January 7, 1993, is incorporated by reference herein.

    10.21 Agreement among the registrant, Berlitz Financial Corporation, Macmillan, Inc. and Macmillan School Publishing Holding Company, Inc., dated January 8,1993. Exhibit 2 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

    10.22 1989 Stock Option and Incentive Plan. Exhibit 10.13 to Registration Statement No. 33- 31589 is incorporated by reference herein.

    10.23     Berlitz International, Inc. Non-Employee Directors' Stock Plan.
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

    10.24     Form of Berlitz International, Inc. 1996 Stock Option Plan.
              Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 is incorporated by reference herein.

    10.25 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.26     1996 New Long-Term Executive Incentive Compensation Plan. Exhibit
              10.2 to the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 is incorporated by reference herein.

    10.27 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

    10.28 Supplemental Executive Retirement Plan, effective as of January 1, 1996. Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

    10.29 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

    10.30 Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

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

    10.38* Indemnification Agreement between the Company and each of Ellen Adler, Perry Akins,

              Mark Harris, Brian Kelly, James Lewis, Lionel Mellet and Kazuo Yamakawa.

    10.39 Employment Agreement dated April 1, 1992 between the registrant and Robert C. Hendon, Jr. Exhibit 10.30 to Registration Statement No. 33-56566 is incorporated by reference herein.

    10.40 Employment Agreement, dated October 1, 1993, between the registrant and Robert Minsky. Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated by reference herein.

    10.41* Employment Agreement, dated March 13, 1995, between the Company and Frank Garton.

    10.42* Employment Agreement, dated June 25, 1997, between the Company and James Lewis.

    10.43* Amended and Restated Employment Agreement, dated November 1, 1986, and Amendment No. 1 thereto, dated October 1, 1988, between the Company (as successor to ELS Educational Services, Inc.) and Perry
              S. Akins.

    10.44 Stock Purchase Agreement between Fukutake Holdings (America), Inc. and Berlitz International, Inc., dated April 29, 1997. Exhibit
              10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference herein.

    10.45 1996 Stock Option Plan, as amended. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference herein.

    10.46 Credit Agreement, dated as of August 28, 1997, among Berlitz International, Inc., NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time. Exhibit 2 to the Company's Current Report on Form 8-K dated August 28, 1997 is incorporated by reference herein.

    10.47 Amendment No. 1, dated September 12, 1997, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference herein.

    10.48 Amendment No. 2, dated October 28, 1997, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference herein.

    10.49* Amendment No. 3, dated March 23, 1998, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time.

    10.50 Stock Purchase Agreement, dated November 14, 1997, between MCC Proceeds, Inc. and Berlitz International, Inc. Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference herein.

    10.51 Stock Purchase Agreement, dated as of July 23, 1997, between ELS Educational Services, Inc., Roger O. Walther S.P. Trust, Wendy Walther, Christine Walther Tripp, Edward Walther, Anne Dunning, John Dunning, and Berlitz International, Inc. Exhibit 1 to the Company's Current Report on Form 8-K dated July 23, 1997 is incorporated by reference herein.

    21*       List of subsidiaries of the registrant.

    27*       Financial Data Schedule.


    *Filed herewith.

B.  Reports on Form 8-K:

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


                                 BERLITZ INTERNATIONAL, INC.

                                 By: /s/ HIROMASA YOKOI
                                 ----------------------
                                 Hiromasa Yokoi
                                 Vice Chairman of the Board,
                                 Chief Executive Officer and President

Dated:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  SOICHIRO FUKUTAKE      Chairman of the Board                 March 31, 1998
----------------------
     Soichiro Fukutake

/s/  HIROMASA YOKOI         Vice Chairman of the Board,           March 31, 1998
-------------------
     Hiromasa Yokoi         Chief Executive Officer,
                            and President
                            (Principal Executive Officer)

/s/  SUSUMU KOJIMA          Executive Vice President,             March 31, 1998
------------------          and Director
     Susumu Kojima

/s/  ROBERT MINSKY          Executive Vice President, Corporate   March 31, 1998
------------------          Planning and Marketing, and Director
     Robert Minsky

/s/  MANUEL FERNANDEZ       Executive Vice President, Chief       March 31, 1998
---------------------       Operating Officer-Worldwide Language
     Manuel Fernandez       Instruction, and Director


/s/  HENRY D. JAMES         Executive Vice President,             March 31, 1998
-------------------         Chief Financial Officer, and Director
     Henry D. James         (Principal Financial Officer)


/s/  EDWARD G. NELSON       Director                              March 31, 1998
---------------------
     Edward G. Nelson

/s/  ROBERT L. PURDUM       Director                              March 31, 1998
---------------------
     Robert L. Purdum

/s/  ARITOSHI SOEJIMA       Director                              March 31, 1998
---------------------
     Aritoshi Soejima

/s/  KAZUO YAMAKAWA         Director                              March 31, 1998
-------------------
     Kazuo Yamakawa