Form 10-Q
period 1998-03-31
BERLITZ INTERNATIONAL INC
filed 1998-05-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission File Number 1-10390
                                                -------

                           BERLITZ INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                           13-355-0016
-------------------------------                         ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, at the close of business on May 13, 1998, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (Dollars in thousands, except per share amounts)


                                                        1998              1997
                                                    ---------         ---------

Sales of services and products                      $104,656          $ 89,252
                                                    ---------         ---------

Costs and expenses:
 Cost of services and products sold                   63,231            53,889
 Selling, general and administrative                  33,836            29,141
 Amortization of publishing rights, excess of cost
    over net assets acquired, and other intangibles    4,339             3,149
 Interest expense on long-term debt                    2,849             1,759
 Interest expense to affiliates                          542               514
 Other (income) expense, net                            (438)              235
                                                    ---------         ---------
    Total costs and expenses                         104,359            88,687
                                                    ---------         ---------

 Income before income taxes and minority
    interest in earnings of subsidiary                   297               565

 Income tax expense                                      205               323

 Minority interest in earnings of subsidiary              69                74
                                                    ---------         ---------

 Net income                                         $     23          $    168
                                                    =========         =========


 Earnings per share - basic and diluted             $   0.00          $   0.02
                                                    =========         =========

 Average number of shares outstanding (000's)          9,530             9,406
                                                    =========         =========


        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                    MARCH 31,    DECEMBER 31,
                                                                        1998            1997
                                                                  -----------    ------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                     $  28,404      $  26,665
Accounts receivable, less allowance for
  doubtful accounts of $2,831 and $2,415                              45,232         50,622
Unbilled receivables                                                   6,232          3,538
Inventories                                                            9,788          9,159
Prepaid expenses and other current assets                              9,541          8,323
                                                                  -----------    -----------
  TOTAL CURRENT ASSETS                                                99,197         98,307
Property and equipment, net of accumulated
  depreciation of $18,602 and $17,365                                 32,619         32,098
Publishing rights, net of accumulated amorti-
  zation of $4,544 and $4,324                                         17,441         17,661
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $61,771 and $57,893             493,247        498,506
Other assets                                                          16,808         14,943
                                                                  -----------    -----------
  TOTAL ASSETS                                                    $  659,312     $  661,515
                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                 $   18,204         17,712
Accounts payable                                                      11,112          9,990
Deferred revenues                                                     37,528         36,071
Payrolls and commissions                                              13,204         17,988
Income taxes (prepaid) payable                                          (503)           573
Accrued expenses and other current liabilities                        18,657         15,505
                                                                  -----------    -----------
  TOTAL CURRENT LIABILITIES                                           98,202         97,839
Long-term debt                                                       141,610        142,369
Notes payable to affiliates                                           39,883         39,423
Deferred taxes and other liabilities                                  24,103         24,964
Minority interest                                                     10,011          9,942
                                                                  -----------    -----------
  TOTAL LIABILITIES                                                  313,809        314,537
                                                                  -----------    -----------

Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Common stock                                                           1,003          1,003
Additional paid-in capital                                           372,518        372,518
Retained earnings                                                      2,515          2,492
Treasury stock at cost                                                (6,361)        (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                  (24,172)       (22,674)
                                                                  -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY                                         345,503        346,978
                                                                  -----------    -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $  659,312     $  661,515
                                                                  ===========    ===========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                (Dollars in thousands, except per share amounts)


                                                            1998          1997
                                                        ---------     ---------

Net income                                              $     23      $    168

Other comprehensive loss, net of tax:
 Foreign currency items, including translation
   adjustments, and the effects of certain
   hedges and intercompany transactions                   (1,498)       (6,924)
                                                        ---------     ---------

Comprehensive loss                                      $ (1,475)     $ (6,756)
                                                        =========     =========


The tax expenses allocated to each component of other comprehensive loss are as follows:

Foreign currency items                                  $    505      $    262
                                                        =========     =========

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)


                                                              1998        1997
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                               $     23    $    168
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                             6,655       5,114
   Other (primarily provision for bad debts, and
   foreign exchange (gains) losses, net)                       410         744
   Changes in operating assets and liabilities                 499       1,698
                                                          ---------   ---------
    Net cash provided by operating activities                7,587       7,724
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (3,871)     (3,144)
 Acquisition of business                                    (1,340)          -
                                                          ---------   ---------
    Net cash used in investing activities                   (5,211)     (3,144)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt                                (4,251)     (3,931)
 Net borrowings under revolving credit facility              4,000           -
 Payment of deferred finance costs                            (177)          -
                                                          ---------   ---------
    Net cash used in financing activities                     (428)     (3,931)
                                                          ---------   ---------

Effect of exchange rate changes on cash and
 temporary investments                                        (209)       (831)
                                                          ---------   ---------

Net increase (decrease) in cash and temporary investments    1,739        (182)
Cash and temporary investments, beginning of period         26,665      25,781
                                                          ---------   ---------

Cash and temporary investments, end of period             $ 28,404    $ 25,599
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
         Interest                                         $  2,754    $    204
                                                          =========   =========
         Income taxes                                     $  1,315    $    978
                                                          =========   =========
  Cash refunds of income taxes                            $     74    $     16
                                                          =========   =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   GENERAL

     The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments which are of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     INTERNAL-USE SOFTWARE On March 4, 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements have not been issued. The Company has elected to apply this SOP to all costs incurred on and after January 1, 1998. Consequently, $150 of internal-use software development costs have been capitalized in the first quarter of 1998.

     RECLASSIFICATIONS Certain reclassifications have been made to the prior period financial statements to conform to the 1998 presentation.

2.   ELS ACQUISITION

     In January 1998, in connection with its August 1997 acquisition of ELS Educational Services, Inc. ("ELS"), the Company paid $1,340 related to certain post-closing purchase price adjustments.

3.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                          MARCH 31,     DECEMBER 31,
                                              1998             1997
                                       ------------     ------------
   Term Loan                              $ 111,500        $ 115,750
   Revolving credit facility                 48,000           44,000
   Other                                        314              331
                                       ------------     ------------
     Total                                  159,814          160,081
   Less current maturities                   18,204           17,712
                                       ------------     ------------
     Long-term debt                       $ 141,610        $ 142,369
                                       ============     ============

4.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1998 and December 31, 1997 were as follows:

                                                   1998                      1997
                                          ---1------------------    ----------------------
                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                            AMOUNT    FAIR VALUE      AMOUNT    FAIR VALUE
     Assets:                              ----------------------    ----------------------
      Cash and temporary investments      $ 28,404    $   28,404    $ 26,665    $   26,665
      Currency coupon swap agreements        1,998         1,998         719           719

     Liabilities:
      Long-term debt, including
        current  maturities                159,814       159,814     160,081       160,081
      Notes payable to affiliates           39,883        34,789      39,423        34,101
      Currency coupon swap agreements          240           240         406           406
      Interest rate swap agreement               -           751           -           680


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

5.   OTHER (INCOME) EXPENSE, NET
                                                THREE MONTHS       THREE MONTHS
                                              MARCH 31, 1998     MARCH 31, 1997
                                              --------------     --------------
     Interest income on temporary investments $        (145)     $         (144)
     Foreign exchange (gains) losses, net              (418)                210
     Other non-operating taxes                           74                 163
     Term Loan administration fee                        35                 150
     Other (income) expense, net                         16                (144)
                                              --------------     ---------------
         Total other (income) expense, net    $        (438)     $          235
                                              ==============     ===============


6.   EARNINGS PER SHARE

     A reconciliation between Basic and Diluted earnings per share ("EPS") computations for "net income" as of March 31, 1998 is as follows:

                                                     WEIGHTED
                                                      AVERAGE
                                                       NUMBER
                                                    OF SHARES    PER-SHARE
                                        INCOME    OUTSTANDING       AMOUNT
                                        ------    -----------    ---------
     Basic EPS:
       Net income                       $   23          9,530    $    0.00
     Effect of dilutive securities:
       Stock options                                       17
     Diluted EPS:
       Net income                       $   23          9,547    $    0.00
                                        ======    ===========    =========

     There is no difference between Basic and Diluted EPS computations for the three months ended March 31, 1997 since no dilutive securities were outstanding prior to June 30, 1997.

7.   CONTINGENCIES

     In October 1996, the Internal Revenue Service issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company is contesting the deficiency notice and believes that any liability that may ultimately result is adequately provided for at March 31, 1998.

8.   STOCK OPTION AND INCENTIVE PLANS

     On February 25, 1998, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is increased to 503,225 from 377,000. This increase is subject to shareholder approval at the Company's June 2, 1998 annual shareholders' meeting.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1997. Certain statements contained within this discussion constitute forward looking statements. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VS.
THREE MONTHS ENDED MARCH 31, 1997

Sales for the quarter ended March 31, 1998 were $104.7 million, 17.3% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, including the post-acquisition results of ELS Educational Services, Inc. ("ELS"), which was purchased in August 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $6.8 million, which resulted from a strengthened dollar against all foreign currencies (most significantly the Irish punt, the German mark, and the Japanese yen.) Excluding the effects of exchange rate fluctuations and ELS' revenues, sales increased from the prior year by 11.2%.

Language Instruction sales for the quarter ended March 31, 1998 were $80.6 million, 23.4% above the same period in 1997. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries and $12.2 million in post-acquisition results for ELS, partially offset by unfavorable exchange rate fluctuations of $4.8 million. Excluding the effects of the ELS acquisition and the unfavorable exchange rate fluctuations, revenues increased 12.2% from the prior year.

On a geographic basis, Language Instruction revenue increases in Latin America, and Central/Eastern Europe offset decreases in the other divisions. The increase in Latin American revenues ($2.3 million, or 24.1%) was primarily attributable to volume and ARPL increases in Brazil and Mexico. Central/Eastern Europe's increase ($1.4 million, or 9.3%) primarily reflects volume and ARPL increases in all countries, in particular Germany, partially offset by unfavorable exchange rate fluctuations ($1.7 million, principally versus the German mark). North America's sales decline, excluding ELS post-acquisition results of $12.2 million, was $0.5 million, or 3.3%, primarily due to reductions in business originating from the Far East, principally Korea and Japan. Asia's revenues declined $0.1 million, as unfavorable exchange rate fluctuations of $1.0 million were largely offset by the positive effects of higher lesson volume in Japan from special sales campaigns. Western Europe's decline of $0.1 million resulted from unfavorable exchange rate fluctuations ($1.0 million, or 9.7%) primarily for France, Belgium and Spain, which were largely offset by operating activity improvements in France and Italy due to increases in lessons given to corporate clients.

During the three-month period ended March 31, 1998, the number of lessons given was approximately 1.5 million, 12.1% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America increased 1.9% from the prior year, reflecting a growth in lessons in the U.S., partially offset by declines in Canada due to adverse weather conditions and fewer students traveling from abroad. Lesson volume in Asia rose 10.7% from 1997, primarily reflecting the positive effects of special sales campaigns in Japan. Lesson volume in Latin America increased by 23.8% from prior year, primarily reflecting strong growth in Mexico and Brazil. Lesson volume in Central/Eastern Europe increased 15.4% over the prior year, primarily reflecting growth in Germany, Poland, and Israel. Lesson volume in Western Europe rose 9.4% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy.

For the 1998 first quarter, ARPL was $40.51, as compared to $42.17 in the comparable prior-year period. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.40 and changes in the client mix in Japan. ARPL ranged from a high of approximately $59.05 in Brazil to a low of $12.29 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service. The Company opened one Berlitz franchise during 1998 in Egypt.

Translation segment sales were $20.2 million for the three-month period ended March 31, 1998, an increase of $0.6 million, or 3.2%, from the same period in 1997. Excluding the unfavorable effects of exchange rate fluctuations of $1.9 million, sales grew $2.5 million, or 12.9%. The operations sales growth was primarily due to increased volume in North America, Singapore and certain Western European countries. The North America sales growth was due to the continued growth in demand for interpretation services and expansion of business from the existing customer base. Singapore's growth is due to the acquisition of a new major account and the results of prior reorganization efforts. Sales in Western Europe continue to grow due to increased volume from certain key accounts in the software related industries and the expansion of new customer base. These improvements were partially offset by declines in sales in Japan.

Publishing segment sales were $3.6 million for the three months ended March 31, 1998, compared with $3.7 million in 1997. Exchange rate fluctuations were not significant.

Other sales, consisting primarily of franchising activity, were $0.2 million in 1998 compared with $0.6 million in the prior year.

The Company's cost of services and products sold as a percentage of sales in 1998 remained consistent with the comparable prior year's quarter at 60.4%. Selling, general and administrative expenses as a percentage of sales were 32.3% in the 1998 first quarter, compared with 32.7% in the comparable prior year period. This improvement was favorably impacted by margin improvements in the Translations and Publishing segments.

EBITA(1) for the 1998 first quarter was $7.6 million, or 7.3% of sales, compared to $6.2 million, or 7.0% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA, excluding franchising activity, for the quarter ended March 31, 1998 was $13.4 million, or 16.6% of segment sales, compared to $12.1 million, or 18.6% of segment sales, in the comparable prior year period. Included in 1998 was $0.7 million of EBITA generated by ELS. Excluding these results of ELS, which was acquired after the first quarter of 1997, the Instruction segment's EBITA margins were 18.6% in both 1998 and 1997.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC the first quarter of 1998 which was $0.5 million lower than in 1997. The Company has started to implement certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for Japan Instruction, which despite lesson volume increases, exhibited a 1998 EBITA decline, excluding exchange rate fluctuations, of $0.5 million, or 20%, from 1997 due to higher administrative salary and advertising expense percentages. The Company continues to focus on measures designed to protect Japan's Instruction EBITA.

Translation segment EBITA for the three months ended March 31, 1998 was $ 1.5 million, or 7.3% of segment sales, compared to $1.3 million, or 6.4% of segment sales, in the prior year. The 1998 EBITA increased due to higher volume in certain Western European countries and Singapore and improvements in margins in Germany as a result of recent reorganization efforts. These positive results were partially offset by a one-time charge in North America and lower margins in Ireland. The Ireland operation is being reorganized to restore margins.

As a result of the recent economic turmoil in Asia, the Translations segment's North America division has experienced lower sales backorder on Asian projects as existing clients delay and/or cancel production of certain Asian projects until the uncertainty of the market is stabilized. Japan Translations also faces a weak market which has resulted in lower sales. However, previous reorganization efforts have positioned Japan and Singapore for growth and, despite the challenging economies, have improved the Asia division's Translations segment EBITA over the prior year.

Publishing segment EBITA for the 1998 first quarter was $0.5 million, compared to $0.4 million in the prior year.

EBITA for franchising activity was break-even during the first quarter of 1998, compared with an EBITA loss of $0.2 million in the prior year. These results reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.

------------------
(1) EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP. Non-segment related corporate expenses included in EBITA were $7.8 million for the three months ended March 31, 1998, compared with $7.4 million in the same prior year period. This change was primarily due to increases in administrative salaries.

Amortization of intangibles increased $1.2 million, or 37.8%, over 1997, as a result of higher intangible assets arising out of the acquisition of ELS. Additionally, interest expense on long-term debt for the three months ended March 31, 1998 rose $1.1 million, or 62.0%, from the comparable prior year period, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other income, net for the three months ended March 31, 1998 improved by $0.7 million over the prior year, primarily due to higher foreign exchange gains.

The Company recorded an income tax expense of $0.2 million, or an effective rate of 69.0%, during the current period. This compared to an income tax expense of $0.3 million, or an effective rate of 57.2%, in the prior year's quarter. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

Net cash provided by operating activities was $7.6 million for the quarter ended March 31, 1998, down $0.1 million from the comparable prior year period. This fluctuation primarily resulted from increased receivable collections, offset by higher inventory expenditures, higher payment of year-end bonuses, and a reduction in prepayment of fees by the Company's customers.

Net cash used in investing activities totalled $5.2 million for the 1998 first quarter, up $2.1 million from the comparable prior year quarter. This increase included the payment in January 1998 of a $1.3 million post-close purchase price adjustment related to the ELS acquisition, as well as an increase in capital expenditures.

Net cash used for financing activities during the first quarter were $0.4 million in 1998, $3.5 million lower than the prior year. This decrease resulted from a $4.0 million borrowing on the Company's revolving credit facility, partly offset by higher long-term debt principal repayments.

Other items impacting the Company's liquidity and capital resources are as follows:

o In October 1996, the IRS issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. In connection with this notice, the Company made a payment of $2.5 million to the IRS during the 1997 second quarter. The Company is contesting the deficiency notice and intends to fund any remaining deficiency that may ultimately result through its cash resources. The Company believes that it has adequate cash resources to pay any such deficiency and to pursue its business plan.

o Reported within accrued expenses at March 31, 1998 were $3.0 million related to the ELS acquisition.

o On February 25, 1998, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is increased to 503,225 from 377,000. This increase is subject to shareholder approval at the Company's June 2, 1998 annual shareholders' meeting. The Company plans to reserve its treasury shares for use under this Plan.

o The revolving credit commitment under the Bank Facility was increased from to $70 million, via amendment, on March 23, 1998. At May 13, 1998, the Company had $48 million outstanding under this revolving credit facility.

o The Company's SERP provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o Pursuant to a covenant under the Bank Facility, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at March 31, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $1.8 million.

o In connection with another covenant under the Bank Facility, the Company is party to a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount, originally set at $66.0 million and currently at $60.6 million at March 31, 1998. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated. The estimated fair value of this interest rate swap at March 31, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.8 million.

o Certain financial covenants contained in the Bank Facility restrict the ability of the Company to pay dividends and the Company does not expect to pay dividends during the term of the Bank Facility. Further pursuant to the Bank Facility, principal and interest repayment of indebtedness to Benesse, having a balance at March 31, 1998 of $39.9 million, are deferred until all obligations under the Bank Facility are satisfied.

o Included within cash and temporary investments at March 31, 1998 are $3.5 million in restricted funds set aside in an escrow account pursuant to the Bank Facility. Such funds may be used to pay rent, interest, taxes, dividends or long-term debt principal at any time after January 1, 1998.

At March 31, 1998, the Company's liquid assets of $28.4 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirement and future working capital needs through funds generated from operations.

THE YEAR 2000 ISSUE

Recognizing the need to ensure operations will not be adversely affected by Year 2000 software failures, the Company established a committee to address any possible exposure. This committee is responsible for assessing key financial and operational systems, for assessing external relationships with customers and vendors, and for developing and implementing detailed divisional action plans. This committee has completed its gathering of worldwide hardware and software inventories and expects to complete its assessment of external vendor relationships by June 1998. Software selection and development is scheduled for the second half of 1998, and the installation of hardware and software is anticipated to begin in 1999. The Company expects to be Year 2000 compliant by September 29, 1999.

Based on its worldwide hardware and software inventories, the Company currently estimates the cost for Year 2000 compliance with respect to its information and production systems to be approximately $3.6 million, consisting primarily of replacements of financial accounting systems and desktop hardware and software. Since it is in the midst of gathering information, the Company is not yet able to estimate the cost for Year 2000 compliance with respect to its customers and suppliers. However, management does not currently believe that such incremental costs will have a material adverse effect on the Company's future consolidated results, due to the nature of the Company's services, and the diversity of its customer base.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including information appearing under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the outcome of future negotiations and/or litigation pertaining to the deficiency assessed by the IRS; the Company's success in selling new franchises; the economic conditions in the Asian region; the Year 2000 issues, including the success with which the Company's customers and suppliers address their Year 2000 exposures; the future continuation of the Executive Office for Immigration Review ("EOIR") contract; as well as more general factors affecting future cashflows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.
-----------

    27     Financial Data Schedule, for the three months ended March 31, 1998.


(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BERLITZ INTERNATIONAL, INC.
                                                   (Registrant)


Date:  May 14, 1998                           By: /s/ HENRY D. JAMES
                                              ----------------------
                                              Henry D. James
                                              Executive Vice President and
                                              Chief Financial Officer