Form 10-Q
period 1998-06-30
BERLITZ INTERNATIONAL INC
filed 1998-08-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No The number of shares outstanding of the registrant's common stock, at the close of business on August 13, 1998, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30,
                (Dollars in thousands, except per share amounts)


                                                          1998       1997
                                                      --------   --------
Sales of services and products ....................   $107,509   $ 95,894
                                                      --------   --------
Costs and expenses:
 Cost of services and products sold ...............     63,161     55,863
 Selling, general and administrative ..............     33,750     29,192
 Amortization of publishing rights, excess of cost
    over net assets acquired, and other intangibles      4,276      3,137
 Interest expense on long-term debt ...............      2,768      1,752
 Interest expense to affiliates ...................        549        513
 Other expense (income), net ......................        789       (410)
                                                      --------   --------
    Total costs and expenses ......................    105,293     90,047
                                                      --------   --------
 Income before income taxes and minority
    interest in earnings of subsidiary ............      2,216      5,847

 Income tax expense ...............................      1,479      3,747

 Minority interest in earnings of subsidiary ......         37        151
                                                      --------   --------
 Net income .......................................   $    700   $  1,949
                                                      ========   ========
 Earnings per share - basic and diluted ...........   $   0.07   $   0.20
                                                      ========   ========
 Average number of shares outstanding (000's) .....      9,530      9,543
                                                      ========   ========

    See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED JUNE 30,
                (Dollars in thousands, except per share amounts)

                                                           1998        1997
                                                      ---------   ---------
Sales of services and products ....................   $ 212,165   $ 185,145
                                                      ---------   ---------
Costs and expenses:
 Cost of services and products sold ...............     126,397     109,751
 Selling, general and administrative ..............      67,581      58,333
 Amortization of publishing rights, excess of cost
    over net assets acquired, and other intangibles       8,615       6,286
 Interest expense on long-term debt ...............       5,617       3,511
 Interest expense to affiliates ...................       1,091       1,027
 Other expense (income), net ......................         351        (175)
                                                      ---------   ---------
    Total costs and expenses ......................     209,652     178,733
                                                      ---------   ---------
 Income before income taxes and minority
    interest in earnings of subsidiary ............       2,513       6,412

 Income tax expense ...............................       1,684       4,070

 Minority interest in earnings of subsidiary ......         106         225
                                                      ---------   ---------
 Net income .......................................   $     723   $   2,117
                                                      =========   =========
 Earnings per share - basic and diluted ...........   $    0.08   $    0.22
                                                      =========   =========
 Average number of shares outstanding (000's) .....       9,530       9,475
                                                      =========   =========

      See accompanying Notes to the Consolidated Financial Statements.


                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
                                                                  JUNE 30,  DECEMBER 31,
                                                                      1998         1997
                                                               -----------  -----------
ASSETS
CURRENT ASSETS:
Cash and temporary investments ...............................   $  29,293    $  26,665
Accounts receivable, less allowance for
  doubtful accounts of $2,476 and $2,415 .....................      40,707       50,622
Unbilled receivables .........................................       8,095        3,538
Inventories ..................................................      11,083        9,159
Prepaid expenses and other current assets ....................       7,841        8,323
                                                                 ---------    ---------
  TOTAL CURRENT ASSETS .......................................      97,019       98,307
Property and equipment, net of accumulated
  depreciation of $19,286 and $17,365 ........................      33,509       32,098
Publishing rights, net of accumulated amorti-
  zation of $4,764 and $4,324 ................................      17,221       17,661
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $65,433 and $57,893 .....     486,424      498,506
Other assets .................................................      17,517       14,943
                                                                 ---------    ---------
  TOTAL ASSETS ...............................................   $ 651,690    $ 661,515
                                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt ............................   $  18,706    $  17,712
Accounts payable .............................................      10,004        9,990
Deferred revenues ............................................      37,610       36,071
Payrolls and commissions .....................................      15,736       17,988
Income taxes (prepaid) payable ...............................        (995)         573
Accrued expenses and other current liabilities ...............      17,058       15,505
                                                                 ---------    ---------
  TOTAL CURRENT LIABILITIES ..................................      98,119       97,839
                                                                 =========    =========
Long-term debt ...............................................     136,854      142,369
Notes payable to affiliates ..................................      39,885       39,423
Deferred taxes and other liabilities .........................      21,873       24,964
Minority interest ............................................      10,064        9,942
                                                                 ---------    ---------
  TOTAL LIABILITIES ..........................................     306,795      314,537
                                                                 =========    =========
Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Common stock .................................................       1,003        1,003
Additional paid-in capital ...................................     372,518      372,518
Retained earnings ............................................       3,215        2,492
Treasury stock at cost .......................................      (6,361)      (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment ..........................     (25,480)     (22,674)
                                                                 ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY .................................     344,895      346,978
                                                                 ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $ 651,690    $ 661,515
                                                                 =========    =========

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                             FOR THE THREE MONTHS ENDED JUNE 30,
                                             -----------------------------------
                                                    1998       1997
                                                  --------   --------
Net income ....................................   $    700   $  1,949

Other comprehensive (loss) income, net of tax:
 Foreign currency items, including translation
   adjustments, and the effects of certain
   hedges and intercompany transactions .......     (1,308)     1,975
                                                  --------   --------
Comprehensive (loss) income....................   $   (608)  $  3,924
                                                  ========   ========

The tax expenses (benefit) allocated to each component of other comprehensive
  (loss) income are as follows:

Foreign currency items ........................   $    442   $    (75)
                                                  ========   ========


                                             FOR THE SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------
                                                    1998       1997
                                                  --------   --------
Net income ....................................   $    723   $  2,117

Other comprehensive loss, net of tax:
 Foreign currency items, including translation
   adjustments, and the effects of certain
   hedges and intercompany transactions .......     (2,806)    (4,949)
                                                  --------   --------
Comprehensive loss ............................   $ (2,083)  $ (2,832)
                                                  ========   ========

The expenses allocated to each component of other comprehensive loss are as follows:

Foreign currency items ........................   $    947   $    187
                                                  ========   ========

        See accompanying Notes to the Consolidated Financial Statements.


                           BERLITZ INTERNATIONAL, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                             1998        1997
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................   $    723    $  2,117
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ....................................     13,384      10,296
   Other (primarily provision for bad debts, and
   foreign exchange (gains) losses, net) .............................     1,160         887
   Changes in operating assets and liabilities ......................      4,410      (1,674)
                                                                        ---------   ---------
    Net cash provided by operating activities .......................     19,677      11,626
                                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...............................................     (8,506)     (6,117)
 Acquisitions of businesses .........................................     (3,347)          -
                                                                        ---------   ---------
    Net cash used in investing activities ...........................    (11,853)     (6,117)
                                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt ........................................     (8,509)     (7,617)
 Proceeds from sale of treasury stock ...............................          -       6,110
 Net borrowings under revolving credit facility .....................      4,000           -
 Payment of deferred finance costs ..................................       (177)          -
                                                                        ---------   ---------
    Net cash used in financing activities ...........................     (4,686)     (1,507)
                                                                        ---------   ---------
Effect of exchange rate changes on cash and
  temporary investments .............................................       (510)       (520)
                                                                        ---------   ---------
Net increase in cash and temporary investments ......................      2,628       3,482
Cash and temporary investments, beginning of period .................     26,665      25,781
                                                                        ---------   ---------
Cash and temporary investments, end of period .......................   $ 29,293    $ 29,263
                                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for:
               Interest .............................................   $  5,442    $  3,077
                                                                        =========   =========
               Income taxes .........................................   $  4,544    $  6,294
                                                                        =========   =========
 Cash refunds of income taxes .......................................   $    666    $    150
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

    INTERNAL-USE SOFTWARE
    On March 4, 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements have not been issued. The Company has elected to apply this SOP to all costs incurred on and after January 1, 1998. Consequently, $241 of internal-use software costs have been capitalized in the first half of 1998.

    RECLASSIFICATIONS
    Certain reclassifications have been made to the prior period financial statements to conform to the 1998 presentation.

2.  ACQUISITION OF BUSINESSES

    In January 1998, in connection with its August 1997 acquisition of ELS Educational Services, Inc. ("ELS"), the Company paid $1,340 related to certain post-closing purchase price adjustments. In June 1998, the Company paid $2,007 to purchase the assets of a major corporation's translations division in France.

3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                     JUNE 30,                  DECEMBER 31,
                                         1998                          1997
                              ---------------               ---------------
 Term Loan                    $       107,250               $       115,750
 Revolving credit facility             48,000                        44,000
 Other                                    310                           331
                              ---------------               ---------------
     Total                            155,560                       160,081
 Less current  maturities              18,706                        17,712
                              ---------------               ---------------
     Long-term debt           $       136,854               $       142,369
                              ===============               ===============

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    The carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1998 and December 31, 1997 were as follows:

                                                       1998                 1997
                                                -------------------   -------------------
                                                CARRYING ESTIMATED    CARRYING ESTIMATED
                                                AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                                                -------- ----------   -------- ----------
     Assets:
      Cash and temporary investments .........  $ 29,293   $ 29,293   $ 26,665   $ 26,665
      Currency coupon swap agreements ........     2,311      2,311        719        719

     Liabilities:
      Long-term debt, including
        current maturities ...................   155,560    155,560    160,081    160,081
      Notes payable to affiliates ............    39,885     35,540     39,423     34,101
      Currency coupon swap agreements ........       120        120        406        406
      Interest rate swap agreement ...........         -        896          -        680

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

5.  OTHER EXPENSE (INCOME), NET
                                                 THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                                JUNE 30, 1998      JUNE 30, 1997
                                                -------------      -------------
Interest income on temporary investments .......$       (165)      $       (187)
Foreign exchange (gains) losses, net ...........         633               (136)
Other non-operating taxes ......................          33                 86
Loss on disposal of fixed assets ...............          91                 5
Other investment income, net ...................         (48)              (100)
Other expense (income), net ....................         245                (78)
                                                -------------      -------------
     Total other expense (income), net .........$        789       $       (410)
                                                =============      =============


                                                 SIX MONTHS         SIX MONTHS
                                                    ENDED              ENDED
                                                JUNE 30, 1998      JUNE 30, 1997
                                                -------------      -------------
Interest income on temporary investments .......$       (310)      $       (331)
Foreign exchange losses, net ...................         215                 74
Other non-operating taxes ......................         107                249
Term Loan administration fee ...................          35                150
Loss on disposal of fixed assets ...............         207                 30
Other investment income, net ...................         (24)              (199)
Other expense (income), net ....................         121               (148)
                                                -------------      -------------
     Total other expense (income), net .........$        351       $       (175)
                                                =============      =============

6.  EARNINGS PER SHARE

    Reconciliations between Basic and Diluted earnings per share ("EPS") computations for

    "net income" for the three and six month periods ended June 30, 1998 are as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                                                  NUMBER
                                                                               OF SHARES        PER-SHARE
                                                                 INCOME      OUTSTANDING           AMOUNT
                                                            -----------      -----------      -----------
    Basic EPS:
      Net income - three months ........................    $       700            9,530      $      0.07
    Effect of dilutive securities:
      Stock options ....................................                              36
                                                            -----------      -----------      -----------
    Diluted EPS:
      Net income - three months ........................    $       700            9,566      $      0.07
                                                            ===========      ===========      ===========

    Basic EPS:
      Net income - six months ..........................    $       723            9,530      $      0.08
    Effect of dilutive securities:
       Stock options ....................................                             27
                                                            -----------      -----------      -----------
    Diluted EPS:
      Net income - six months ..........................    $       723            9,557      $      0.08
                                                            ===========      ===========      ===========

    There is no difference between Basic and Diluted EPS computations for the three and six months ended June 30, 1997 since no dilutive securities were outstanding prior to June 30, 1997.

7.  CONTINGENCIES

     In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company has reached a preliminary settlement with the IRS subject to Joint Committee approval. The Company believes that any liability that may ultimately result is adequately provided for at June 30, 1998.

8.  STOCK OPTION AND INCENTIVE PLANS

    On February 25, 1998, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is increased to 503,225 from 377,000. This increase was approved by the shareholders at the Company's June 2, 1998 annual shareholders' meeting.

9.  OPERATING SEGMENTS

    The Company's operations are principally conducted through four reportable segments: Instruction, Translations, Publishing and Franchising. These are strategic business units that offer different products and services and that are managed separately by senior management due to different technology and marketing strategies. Through the use of proprietary methods and materials, the Instruction segment provides predominantly live language education in virtually all spoken languages, as well as cross-cultural training. The Translations segment provides high quality technical documentation translation, software localization (i.e. the translation of software-related products), software quality assurance testing, interpretation services, electronic publishing services, and other foreign language-related services. The Publishing segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising segment sells Berlitz language center franchises to independent franchisees in certain locations.

    The Company evaluates operating segment performance based on EBITA, defined as sales of services and products, less costs of services and products sold and selling, general and administrative expenses. EBITA includes depreciation and similar non-cash charges, but excludes amortization of publishing rights, excess of cost over net assets acquired, and other intangibles.

    The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------     -------------------------
                                                                1998         1997               1998         1997
                                                                ----         ----               ----         ----
Revenues:
    Revenues from external customers:
       Instruction .....................................   $  82,989    $  71,985          $ 163,617    $ 137,312
       Translation .....................................      20,763       20,727             40,984       40,315
       Publishing ......................................       3,386        3,461              6,954        7,162
       Franchising .....................................         368         (119)               601          377
                                                           ----------   ----------         ----------   ----------
         Total external revenues .......................     107,506       96,054            212,156      185,166
                                                           ----------   ----------         ----------   ----------
    Intersegment revenues:
       Franchising .....................................         262          525                346          556
                                                           ----------   ----------         ----------   ----------
         Total intersegment revenues ...................         262          525                346          556
                                                           ----------   ----------         ----------   ----------
    Total revenues for reportable segments..............     107,768       96,579            212,502      185,722
     Elimination of intersegment and
       other amounts ...................................        (259)        (686)              (337)        (577)
                                                           ----------   ----------         ----------   ----------
         Total consolidated revenues ...................   $ 107,509    $  95,893          $ 212,165    $ 185,145
                                                           ==========   ==========         ==========   ==========
INCOME BEFORE TAXES AND MINORITY INTEREST:
Operating Profit:
    Segment EBITA:
       Instruction .....................................   $  16,548    $  16,759          $  29,959    $  28,887
       Translation .....................................       2,250        2,000              3,720        3,263
       Publishing ......................................        (103)          (7)               433          389
       Franchising .....................................          82         (290)                44         (493)
                                                           ----------   ----------         ----------   ----------
    Total EBITA for reportable segments ................      18,777       18,462             34,156       32,046
     General corporate and nonsegment expenses...........     (8,179)      (7,623)           (15,969)     (14,985)
                                                           ----------   ----------         ----------   ----------
    Total EBITA                                               10,598       10,839             18,187       17,061
                                                           ----------   ----------         ----------   ----------
    Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles:
           Instruction .................................      (3,868)      (2,650)            (7,774)      (5,306)
           Translation .................................        (308)        (386)              (641)        (778)
           Publishing ..................................        (100)        (101)              (200)        (202)
                                                           ----------   ----------         ----------   ----------
         Total intangible amortization .................      (4,276)      (3,137)            (8,615)      (6,286)
                                                           ----------   ----------         ----------   ----------
Total operating profit .................................       6,322        7,702              9,572       10,775

Interest expense on long-term debt .....................      (2,768)      (1,752)            (5,617)      (3,511)
Interest expense to affiliates .........................        (549)        (513)            (1,091)      (1,027)
Other income (expense), net ............................        (789)         410               (351)         175
                                                           ----------   ----------         ----------   ----------
Total consolidated income before taxes and
minority interest ......................................   $   2,216    $   5,847          $   2,513    $   6,412
                                                           ==========   ==========         ==========   ==========

ASSETS:
                                                                 JUNE 30,
                                                                ---------
                                                             1998        1997
                                                          ----------  ----------
    Segment assets:
       Instruction ...............................        $ 533,600   $ 454,235
       Translation ...............................           76,793      75,174
       Publishing ................................           23,717      21,549
       Franchising ...............................            5,701       4,008
                                                          ----------  ----------
    Total assets for reportable segments                    639,811     554,966

    General corporate and nonsegment assets ......           13,424       8,123
    Eliminations of intersegment receivables .....           (1,545)       (686)
                                                          ----------  ----------
       Total consolidated assets .................        $ 651,690   $ 562,403
                                                          ==========  ==========

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------         -------------------------
                                                             1998              1997               1998           1997
                                                             ----              ----               ----           ----
    Depreciation:
       Segment depreciation:
           Instruction ...........................         $  1,393            $  1,138         $  2,754         $  2,230
           Translation ...........................              515                 496            1,031              923
           Publishing ............................              279                 226              493              468
           Franchising ...........................                5                   5               15                9
                                                           ---------           ---------        ---------        ---------

    Total depreciation for reportable segments....            2,192               1,865            4,293            3,630
    General corporate and divisional .............              261                 180              476              379
                                                           ---------           ---------        ---------        ---------
       Total consolidated depreciation ...........         $  2,453            $  2,045         $  4,769         $  4,009
                                                           =========           =========        =========        =========
    CAPITAL EXPENDITURES:
       Segment capital expenditures:
           Instruction ...........................         $  2,919            $  1,733         $  5,586         $  4,247
           Translation ...........................              466                 599              772              874
           Publishing ............................            1,126                 624            1,828              905
           Franchising ...........................             --                     3             --                  3
                                                           ---------           ---------        ---------        ---------
       Total capital expenditures for reportable
           segments...............................            4,511               2,959            8,186            6,029
       General corporate and divisional ..........              121                  14              320               88
                                                           ---------           ---------        ---------        ---------
           Total consolidated capital expenditures         $  4,632            $  2,973         $  8,506         $  6,117
                                                           =========           =========        =========        =========

    The following tables presents certain information about the geographic areas in which the Company operates:

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------           -------------------------
                                                              1998                 1997              1998              1997
                                                              ----                 ----              ----              ----
Revenues from external customers:
    United States ................................         $  36,881            $  25,493         $  72,887        $   49,516
    Japan ........................................            14,629               16,486            28,949            30,892
    Germany ......................................             9,987                9,016            19,713            18,455
    Ireland ......................................             6,790                7,993            13,682            14,943
    Brazil .......................................             5,805                5,684            10,702             9,891
    Other foreign countries ......................            33,414               31,382            66,223            61,469
                                                           ----------           ----------        ----------        ----------
       Total .....................................         $ 107,506            $  96,054         $ 212,156         $ 185,166
                                                           ==========           ==========        ==========        ==========

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------           -------------------------
                                                              1998                 1997              1998              1997
                                                              ----                 ----              ----              ----
Operating profit:
    EBITA :
       United States .............................         $   4,167            $   3,777         $   7,357         $   7,019
       Japan .....................................             2,056                2,660             3,024             4,063
       Germany ...................................             1,288                  571             2,471             1,054
       Ireland ...................................               595                1,008             1,074             2,035
       Brazil ....................................             1,063                  997             1,602             1,313
       Other foreign countries ...................             5,839                6,032            10,746             8,845
       General corporate expenses ................            (4,410)              (4,206)           (8,087)           (7,268)
                                                           ----------           ----------        ----------        ----------
         Total EBITA..............................            10,598               10,839            18,187            17,061
                                                           ----------           ----------        ----------        ----------
    Amortization of publishing rights,
      excess of cost over net assets acquired,
      and other intangibles:
       United States .............................            (3,569)              (2,305)           (7,163)           (4,561)
       Japan .....................................              (288)                (325)             (594)             (649)
       Germany ...................................               (64)                 (68)             (128)             (138)
       Ireland ...................................               (12)                 (87)              (48)             (178)
       Brazil ....................................               (16)                 (16)              (32)              (32)
       Other foreign countries ...................              (327)                (336)             (650)             (728)
                                                           ----------           ----------        ----------        ----------
         Total intangible amortization ...........            (4,276)              (3,137)           (8,615)           (6,286)
                                                           ----------           ----------        ----------        ----------
    Intercompany royalties:
       United States .............................             4,470                4,888             7,769             8,397
       Japan .....................................            (1,485)              (1,865)           (1,965)           (2,764)
       Germany ...................................              (373)                (342)             (749)             (696)
       Ireland ...................................              (333)                (404)             (678)             (746)
       Other foreign countries ...................            (2,279)              (2,277)           (4,377)           (4,191)
                                                           ----------           ----------        ----------        ----------
         Total intercompany royalties ............                --                   --                --                --
                                                           ----------           ----------        ----------        ----------
Total operating profit ...........................         $   6,322            $   7,702         $   9,572         $  10,775
                                                           ==========           ==========        ==========        ==========


LONG LIVED ASSETS:                                         Property &
                                                           Equipment              Other           Intangible
                                                              net                 Assets            Assets            Total
                                                          ----------           ----------        ----------        ----------
June 30, 1998:
    United States ................................         $   6,691                6,285         $ 412,944         $ 425,920
    Japan ........................................             6,743                   77            39,929            46,749
    Germany ......................................             2,696                   --             8,825            11,521
    Brazil .......................................             2,653                   --             2,176             4,829
    Ireland ......................................             1,736                   44             1,769             3,549
    Other foreign countries ......................            11,155                  283            36,406            47,844
    General corporate.............................             1,835                1,995             1,596             5,426
                                                           ----------           ----------        ----------        ----------
       Total .....................................         $  33,509            $   8,684         $ 503,645         $ 545,838
                                                           ==========           ==========        ==========        ==========
JUNE 30, 1997:
    United States ................................         $   4,343            $   3,428         $ 325,028         $ 332,799
    Japan ........................................             6,783                   --            48,609            55,392
    Germany ......................................             2,979                   25             9,461            12,465
    Brazil .......................................             1,682                   --             2,239             3,921
    Ireland ......................................             1,781                   26             2,070             3,877
    Other foreign countries ......................            10,469                  333            37,326            48,128
    General corporate.............................             1,804                3,348             1,596             6,748
                                                           ----------           ----------        ----------        ----------
       Total .....................................         $  29,841            $   7,160         $ 426,329         $ 463,330
                                                           ==========           ==========        ==========        ==========

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Sales for the quarter ended June 30, 1998 were $107.5 million, 12.1% above the same period in the prior year. This improvement was primarily due to increases from operating activity in the Instruction and Translation business segments, including the post-acquisition results of ELS Educational Services, Inc. ("ELS"), which was purchased in August 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $5.9 million, which resulted from a strengthened dollar against all foreign currencies (most significantly the Japanese yen, the Irish punt, and the German mark). Excluding the effects of exchange rate fluctuations and ELS' revenues, sales increased from the prior year by 6.2%.

Language Instruction sales for the quarter ended June 30, 1998 were $83.0 million, 15.3% above the same period in 1997. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries and $11.6 million in post-acquisition results for ELS, partially offset by unfavorable exchange rate fluctuations of $4.8 million. Excluding the effects of the ELS acquisition and the unfavorable exchange rate fluctuations, revenues increased 5.8% from the prior year.

On a geographic basis, Language Instruction revenue increases in Latin America, Central/Eastern Europe, and Western Europe offset decreases in the other divisions. The increase in Latin American revenues ($0.9 million, or 6.8%) was primarily attributable to volume and ARPL increases in Brazil, Mexico, and Venezuela. Central/Eastern Europe's increase ($0.6 million, or 4.2%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Poland, and Israel. The volume and ARPL increase is partially offset by unfavorable exchange rate fluctuations ($0.9 million, principally versus the German mark). Western Europe's Sales increase of ($0.2 million, or 1.6%) is mainly attributable to corporate lesson volume increases in France and Italy. The growth in volume is partially offset by unfavorable exchange rate fluctuations of $0.5 million. North America's sales decline, excluding ELS post-acquisition results of $11.6 million, was $0.3 million, or 1.6%, primarily due to reductions in business originating from the Far East, principally Korea and Japan. Asia's revenues declined $1.9 million. This is attributable to unfavorable exchange rate fluctuations of $1.9 million.

During the three-month period ended June 30, 1998, the number of lessons given was approximately 1.5 million, 5.0% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America increased 1.8% from the prior year, reflecting growth in both the U.S.A. and Canada. Lesson volume in Asia rose slightly over prior year due to activity generated from new markets. Lesson volume in Latin America increased by 8.3% from prior year, primarily reflecting high volume in Mexico and Venezuela, as well growth in the newer markets (Peru and Uruguay). Lesson volume in Central/Eastern Europe increased 7.6% over the prior year, primarily reflecting growth in Israel, Poland and Germany. Lesson volume in Western Europe rose 6.2% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy.

For the 1998 second quarter, ARPL was $40.25, as compared to $41.77 in the comparable prior-year period. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.80. ARPL ranged from a high of approximately $60.28 in Brazil to a low of $13.95 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Translation segment sales were $20.8 million for the three-month period ended June 30, 1998, an increase of 0.2% from the same period in 1997. Excluding the unfavorable effects of exchange rate fluctuations of $1.1 million, sales grew $1.2 million, or 5.6%. The operations sales growth was primarily due to increased volume in the USA, Germany, France and certain other Western European countries. The USA sales growth was due to the continued growth in demand for interpretation services and expansion of business from the existing customer base. Germany's growth is due to increased volume from its key clients. Sales increased in France due to an acquisition completed in June 1998. Sales in certain Western Europe countries continue to grow due to increased volume from certain key accounts in the software related industries and the acquisition of new customers. These improvements were partially offset by declines in sales in Ireland due to cyclical fluctuations.

Publishing segment sales were $3.4 million for the three months ended June 30, 1998, compared with $3.5 million in 1997. Exchange rate fluctuations were not significant.

Other sales, consisting primarily of franchising activity and intersegment sales elimination's, were $0.4 million in 1998 compared with negative $0.3 million in the prior year. The Company opened a Berlitz franchise in the United Arab Emirates during the second quarter of 1998.

The Company's cost of services and products sold as a percentage of sales was 58.8% in the 1998 second quarter, compared to 58.3% in the same prior year period. The increase in the percentage is attributable to the inclusion of ELS student housing expenses in 1998; The fees collected from students for such housing are only slightly above the Company's costs. Selling, general and administrative expenses as a percentage of sales were 31.4% in the 1998 second quarter, compared with 30.4% in the comparable prior year period. The increase is due to higher administrative salary percentages.

EBITA(1) for the 1998 second quarter was $10.6 million, or 9.9% of sales, compared to $10.8 million, or 11.3% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA, excluding franchising activity, for the quarter ended June 30, 1998 was $16.5 million, or 19.9% of segment sales, compared to $16.8 million, or 23.3% of segment sales, in the comparable prior year period. The comparison to prior year was impacted by unfavorable exchange rate fluctuations of $1.2 million (most significantly in Japan, Colombia, Brazil and Mexico), as well as the inclusion in 1998 of $0.7 million of EBITA generated by ELS. Excluding these results of ELS, which was acquired after the second quarter of 1997, the Instruction segment's EBITA margin was 22.2% in 1998.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in the second quarter of 1998 which was $0.3 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for the Asia division, which exhibited a 1998 EBITA decline, excluding exchange rate fluctuations, of $0.3 million, or 7.8%, from 1997 due to higher administrative salary, rent, and certain other center operating percentages. The Company continues to focus on measures designed to protect Asia division's EBITA.

In other geographic divisions, excluding the effects of exchange fluctuations, Latin America and Central/Eastern Europe divisions had EBITA increases of 14.2% and 26.0% above prior year. The increases are mainly attributable to lesson and price increases in Brazil, Mexico, Venezuela, and Germany. Western Europe remained flat as improvements in Italy were offset by declines in England.

Translation segment EBITA for the three months ended June 30, 1998 was $ 2.3 million, or 10.8% of segment sales, compared to $2.0 million, or 9.6% of segment sales, in the prior year. The 1998 EBITA increased due to higher volume in Germany and certain Western European countries. In addition Translations experienced improved margins in all the Asian countries as a result of recent reorganization efforts. These positive results were partially offset by lower margins in the USA and Ireland due to lower volume. The Ireland operation has been reorganized in an effort to restore margins.

Publishing segment EBITA reported a loss of $0.1 million for the 1998 second quarter, compared to a breakeven in the prior year.

EBITA for franchising activity was $0.1 million during the second quarter of 1998, compared with an EBITA loss of $0.3 million in the prior year. These results reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.


--------------------------------------------------------------------------------
(1) EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

Non-segment related corporate expenses included in EBITA were $8.2 million for the three months ended June 30, 1998, compared with $7.6 million in the same prior year period. This change was primarily due to increases in administrative salaries.

Amortization of intangibles increased $1.1 million, or 36.3%, over 1997, as a result of higher intangible assets arising out of the acquisition of ELS. Additionally, interest expense on long-term debt for the three months ended June 30, 1998 rose $1.0 million, or 58.0%, from the comparable prior year period, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other expense, net for the three months ended June 30, 1998 increased by $1.2 million over the prior year, primarily due to higher foreign exchange losses.

The Company recorded an income tax expense of $1.5 million, or an effective rate of 66.7%, during the current period. This compared to an income tax expense of $3.7 million, or an effective rate of 64.1%, in the prior year's quarter. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Sales for the six months ended June 30, 1998 were $212.2 million, 14.6% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Translation business segments, including the post-acquisition results of ELS, which was purchased in August 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $12.7 million, which resulted from a strengthened dollar against all foreign currencies (most significantly the Japanese yen, the Irish punt, and the German mark). Excluding the effects of exchange rate fluctuations and ELS' revenues, sales increased from the prior year by 8.6%.

Language Instruction sales for the six months ended June 30, 1998 were $163.6 million, 19.2% above the same period in 1997. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries and $23.7 million in post-acquisition results for ELS, partially offset by unfavorable exchange rate fluctuations of $9.5 million. Excluding the effects of the ELS acquisition and the unfavorable exchange rate fluctuations, revenues increased 8.8% from the prior year.

On a geographic basis, Language Instruction revenue increases in Latin America, Central/Eastern and Western Europe offset decreases in the other divisions. The increase in Latin American revenues ($3.2 million, or 14.1%) was primarily attributable to volume and ARPL increases in Brazil, Mexico, Venezuela and Colombia. Central/Eastern Europe's increase ($2.0 million, or 6.8%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Poland and Israel. The increase is partially offset by unfavorable exchange rate fluctuations ($2.6 million, principally versus the German mark). Western Europe sales increased by $0.1 million due mainly to volume growth in France and Italy, which was partially offset by unfavorable exchange rate fluctuations of $1.5 million, and volume decreases in England and Belgium. North America's sales decline, excluding ELS post-acquisition results of $23.7 million, was $0.8 million, or 2.4%, primarily due to reductions in business originating from the Far East, principally Korea and Japan. Asia's revenues declined $1.9 million as unfavorable exchange rate fluctuations of $2.9 million, were largely offset by the positive effects of higher lesson volume in Japan from special sales campaigns.

During the six-month period ended June 30, 1998, the number of lessons given was approximately 3.0 million, 8.3% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America increased 1.8% from the prior year, reflecting a growth in lessons in the U.S., partially offset by declines in Canada due to adverse winter weather conditions and fewer students traveling from abroad. Lesson volume in Asia rose 5.4% from 1997, primarily reflecting the positive effects of special sales campaigns in Japan and expansion in new Asian markets. Lesson volume in Latin America increased by 14.8% from prior year, primarily reflecting strong growth in Mexico, Brazil and Venezuela. Lesson volume in Central/Eastern Europe increased 11.4% over the prior year, primarily reflecting growth in Germany, Poland and Israel. Lesson volume in Western Europe rose 7.8% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy. The increase is partially offset by a 27.7% decrease in lesson volume in England due in part to a decline in activity from overseas students applying for the Berlitz Study Abroad program.

For the 1998 first half, ARPL was $40.37, as compared to $41.96 in the comparable prior-year period. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.90, and was negatively affected by changes in the client and lesson product mix in Japan, France and Spain. ARPL ranged from a high of approximately $59.72 in Brazil to a low of $13.08 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Translation segment sales were $41.0 million for the six-month period ended June 30, 1998, an increase of $0.7 million, or 1.7%, from the same period in 1997. Excluding the unfavorable effects of exchange rate fluctuations of $3.0 million, sales grew $3.6 million, or 9.0%. The operations sales growth was primarily due to increased volume in all divisions except for Japan. The more notable increases were in North America, Singapore, Germany and certain Western European countries. The North America sales growth was due to the continued growth in demand for interpretation services and expansion of business beyond the existing customer base. Singapore's growth is due to the acquisition of a new major account and the results of prior reorganization efforts. The growth in Germany sales are due to an increase of orders from its major clients, and internal strengthening and training of its sales staff. Sales in Western Europe continue to grow due to increased volume from certain key accounts in the software related industries and the expansion of the customer base.

Publishing segment sales were $7.0 million for the six months ended June 30, 1998, compared with $7.2 million in 1997. Exchange rate fluctuations were not significant.

Other sales, consisting primarily of franchising activity, were $0.6 million in 1998 compared with $0.4 million in the prior year. The Company opened three Berlitz franchises during 1998 in Egypt, Costa Rica and United Arab Emirate.

The Company's cost of services and products sold as a percentage of sales in 1998 was 59.6%, compared to 59.3% in the same prior year period. The increase in the percentage is due to low margin student housing revenues for ELS, which was acquired after the second half of 1997. Excluding the impact of ELS, the percentage remained flat @ 59.3%. Selling, general and administrative expenses as a percentage of sales were 31.9% in the 1998 first half, compared with 31.5% in the comparable prior year period. The increase is due to higher administrative salary percentages.

EBITA for the 1998 first half was $18.2 million, or 8.6% of sales, compared to $17.1 million, or 9.2% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA, excluding franchising activity, for the six months ended June 30, 1998 was $30.0 million, or 18.3% of segment sales, compared to $28.9 million, or 21.0% of segment sales, in the comparable prior year period. Included in 1998 was $1.4 million of EBITA generated by ELS. Excluding these results of ELS, which was acquired after the first half of 1997, the Instruction segment's EBITA margin was 20.4% in 1998.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in the first half of 1998 which was $0.8 million lower than in 1997. The Company has implement certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for the Asia division, which despite lesson volume increases, exhibited a 1998 EBITA decline, excluding exchange rate fluctuations, of $0.9 million, or 12.9%, from 1997 due to higher administrative salaries and a decrease in the ARPL. The Company continues to focus on measures designed to protect Asia's Instruction EBITA.

Exchange rate fluctuations has a $2.1 million negative effect on the Instruction EBITA, Japan, Colombia, Germany, Brazil, and Mexico being the countries impacted the most. Excluding the effect of the exchange rate fluctuations Latin America and Central/Eastern Europe divisions had EBITA increases of 30.4% and 37.4% over prior year. The increases are mainly attributable to lesson and price increases in Brazil, Mexico and Germany. Western Europe's EBITA was $0.3 million lower than prior year, primarily due to unfavorable exchange rate fluctuations.

Translation segment EBITA for the six months ended June 30, 1998 was $3.7 million, or 9.1% of segment sales, compared to $3.3 million, or 8.1% of segment sales, in the prior year. The 1998 EBITA increased in Germany, certain Western European countries and Asia as a result of recent reorganization efforts and increased volume. These positive results were partially offset by a one-time charge in North America and lower margins in Ireland. The Ireland operation has been reorganized in an effort to restore margins.

As a result of the recent economic turmoil in Asia, the Translations segment's North America division has experienced lower sales backorder on Asian projects as existing clients delay and/or cancel production of certain Asian projects until the uncertainty of the market is stabilized. Japan Translations also faces a weak market which has resulted in lower sales volume. However, previous reorganization efforts have positioned Japan and Singapore for growth and, despite the challenging economies, have improved the Asia division's Translations segment EBITA over the prior year.

Publishing segment EBITA for the 1998 first half was flat with the prior year at $0.4 million.

The EBITA margin increased to 6.2% from 5.4% in the prior year.

EBITA for franchising activity was break-even during the first half of 1998, compared with an EBITA loss of $0.5 million in the prior year. These results still reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.

Non-segment related corporate expenses included in EBITA were $16.0 million for the six months ended June 30, 1998, compared with $15.0 million in the same prior year period. This change was primarily due to increases in administrative salaries.

Amortization of intangibles increased $2.3 million, or 37.1%, over 1997, as a result of higher intangible assets arising from the acquisition of ELS. Additionally, interest expense on long-term debt for the six months ended June 30, 1998 rose $2.1 million, or 60.0%, from the comparable prior year period, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other income, net for the six months ended June 30, 1998 decreased by $0.5 million over the prior year, primarily due to higher foreign exchange losses, and loss on disposal of fixed assets.

The Company recorded an income tax expense of $1.7 million, or an effective rate of 67.0%, during the current period. This compared to an income tax expense of $4.1 million, or an effective rate of 63.5%, in the prior year. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

Net cash provided by operating activities was $19.7 million for the six months ended June 30, 1998, an increase of $8.1 million from the comparable prior year period. This fluctuation primarily resulted from increased receivable collections, offset by higher inventory expenditures, higher payment of year-end bonuses, and a reduction in prepayment of fees by the Company's customers.

Net cash used in investing activities totaled $11.9 million for the 1998 first half, up $5.7 million from the comparable prior year period. This increase included the January 1998 payment of a $1.3 million post-close purchase price adjustment related to the ELS acquisition, a $2.0 million translation segment acquisition in France in June 1998, and an increase in overall capital expenditures.

Net cash used for financing activities during the first half was $4.7 million in 1998, $3.2 million higher than the prior year. This increase resulted from the absence of treasury stock sales activity, which contributed $6.1 million in proceeds in the prior year, and higher long-term debt principal payments, partly offset by a $4.0 million borrowing on the Company's revolving credit facility made during the current year.

Other items impacting the Company's liquidity and capital resources are as follows:

    In October 1996, the IRS issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. In connection with this notice, the Company made a payment of $2.5 million to the IRS during the 1997 second quarter, and a payment of $0.7 million during the 1998 second quarter. In June, 1998, the Company reached a preliminary settlement with the IRS. Such settlement is subject to Joint Committee approval. The Company believes that it has adequate cash resources to pay any deficiency that may ultimately result and to pursue its business plan.

    Reported within accrued expenses at June 30, 1998 were $2.9 million related to the ELS acquisition.

    On February 25, 1998, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is increased to 503,225 from 377,000. This increase was approved by the shareholders at the Company's June 2, 1998 annual shareholders' meeting. The Company plans to reserve its treasury shares for use under this Plan.

    The revolving credit commitment under the Bank Facility was increased from $55 million to $70 million, via amendment, on March 23, 1998. At August 13, 1998, the Company had $48 million outstanding under this revolving credit facility.

    The Company's SERP provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

    Pursuant to a covenant under the Bank Facility, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at June 30, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $2.2 million.

    In connection with another covenant under the Bank Facility, the Company is party to a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount, originally set at $66.0 million and currently at $58.9 million at June 30, 1998. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated. The estimated fair value of this interest rate swap at June 30, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.9 million.

    Certain financial covenants contained in the Bank Facility restrict the ability of the Company to pay dividends and the Company does not expect to pay dividends during the term of the Bank Facility. Further pursuant to the Bank Facility, principal and interest repayment of indebtedness to Benesse, having a balance at June 30, 1998 of $39.9 million, are deferred until all obligations under the Bank Facility are satisfied.

    Included within cash and temporary investments at June 30, 1998 are $2.8 million in restricted funds set aside in an escrow account pursuant to the Bank Facility. Such funds may be used to pay rent, interest, taxes, dividends or long-term debt principal at any time after January 1, 1998.

At June 30, 1998, the Company's liquid assets of $29.3 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

THE YEAR 2000 ISSUE

Recognizing the need to ensure operations will not be adversely affected by Year 2000 software failures, the Company established a committee to address any possible exposure. This committee is responsible for assessing key financial and operational systems, for assessing external relationships with customers and vendors, and for developing and implementing detailed divisional action plans. This committee has completed its gathering of worldwide hardware and software inventories and expects to complete its assessment of external vendor relationships in the 1998 third quarter. Software selection and development is scheduled for the second half of 1998, and the installation of hardware and software is anticipated to begin in 1999. The Company expects to be Year 2000 compliant by September 29, 1999.

Based on its worldwide hardware and software inventories, the Company currently estimates the cost for Year 2000 compliance with respect to its information and production systems to be approximately $4.2 million, consisting primarily of replacements of financial accounting systems and desktop hardware and software. Since it is in the midst of gathering information, the Company is not yet able to estimate the cost for Year 2000 compliance with respect to its customers and suppliers. However, management does not currently believe that such incremental costs will have a material adverse effect on the Company's future consolidated results, due to the nature of the Company's services, and the diversity of its customer base.

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

 Exhibit No.
 -----------
     27       Financial Data Schedule, for the three months ended June 30, 1998.


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                                BERLITZ INTERNATIONAL, INC.
                                                ---------------------------
                                                       (Registrant)


Date: August 13, 1998                           By: /s/ HENRY D. JAMES
                                                    ------------------
                                                    Henry D. James
                                                    Executive Vice President and
                                                    Chief Financial Officer