Form 10-Q
period 1998-09-30
BERLITZ INTERNATIONAL INC
filed 1998-11-16
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 1-10390

                           Berlitz International, Inc.
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, at the close of business on November 13, 1998, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                (Dollars in thousands, except per share amounts)


                                                           1998            1997
                                                    -----------     -----------

Sales of services and products                      $   114,396     $   104,436
                                                    -----------     -----------
Costs and expenses:
   Cost of services and products sold                    67,478          62,312
   Selling, general and administrative                   34,362          31,768
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles     4,310           3,540
   Interest expense on long-term debt                     2,648           1,993
   Interest expense to affiliates                           571             542
   Other expense (income), net                              566             (29)
                                                    -----------     -----------
      Total costs and expenses                          109,935         100,126
                                                    -----------     -----------
   Income before income taxes, minority
      interest in earnings of subsidiary, and
      extraordinary item                                  4,461           4,310

   Income tax expense                                     3,490           3,259
   Minority interest in earnings of subsidiary               48             223
                                                    -----------     -----------
   Income before extraordinary item                         923             828

   Extraordinary loss from early
   extinguishment of debt, net of income tax
   benefit of $1,949                                          -           6,285
                                                    -----------     -----------
   Net income (loss)                                $       923     $    (5,457)
                                                    ===========     ===========
   Earnings (loss) per share - basic and diluted
         Income before extraordinary item           $      0.10     $      0.09
         Extraordinary loss                                   -           (0.66)
                                                    -----------     -----------
         Income (loss) per share                    $      0.10     $     (0.57)
                                                    ===========     ===========
   Average number of shares outstanding (000's)           9,530           9,656
                                                    ===========     ===========

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                (Dollars in thousands, except per share amounts)

                                                           1998            1997
                                                    -----------     -----------

Sales of services and products                      $   326,561     $   289,582
                                                    -----------     -----------
Costs and expenses:
   Cost of services and products sold                   193,870         172,064
   Selling, general and administrative                  101,948          90,101
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles    12,925           9,826
   Interest expense on long-term debt                     8,265           5,504
   Interest expense to affiliates                         1,662           1,569
   Other expense (income), net                              917            (204)
                                                    -----------     -----------
      Total costs and expenses                          319,587         278,860
                                                    -----------     -----------
   Income before income taxes, minority
      interest in earnings of subsidiary, and
      extraordinary item                                  6,974          10,722

   Income tax expense                                     5,174           7,329
   Minority interest in earnings of subsidiary              154             448
                                                    -----------     -----------
   Income before extraordinary item                       1,646           2,945

   Extraordinary loss from early
   extinguishment of debt, net of income tax
   benefit of $1,949                                          -           6,285
                                                    -----------     -----------
   Net income (loss)                                $     1,646     $    (3,340)
                                                    ===========     ===========
   Earnings (loss) per share - basic and diluted
         Income before extraordinary item           $      0.17     $      0.31
         Extraordinary loss                                   -           (0.66)
                                                    -----------     -----------
         Income (loss) per share                    $      0.17     $     (0.35)
                                                    ===========     ===========

   Average number of shares outstanding (000's)           9,530           9,536
                                                    ===========     ===========

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                               SEPT. 30,            DECEMBER 31,
                                                                                    1998                    1997
                                                                         ---------------         ---------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                           $        34,831         $        26,665
Accounts receivable, less allowance for
  doubtful accounts of $2,331 and $2,415                                          46,103                  50,622
Unbilled receivables                                                               8,821                   3,538
Inventories, net                                                                  10,940                   9,159
Prepaid expenses and other current assets                                          7,888                   8,323
                                                                         ---------------         ---------------
  TOTAL CURRENT ASSETS                                                           108,583                  98,307
Property and equipment, net of accumulated
  depreciation of $22,962 and $17,365                                             35,787                  32,098
Publishing rights, net of accumulated amorti-
  zation of $4,984 and $4,324                                                     17,001                  17,661
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $70,226 and $57,893                         479,540                 498,506
Other assets                                                                      17,944                  14,943
                                                                         ---------------         ---------------
  TOTAL ASSETS                                                           $       658,855         $       661,515
                                                                         ===============         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                        $        19,219         $        17,712
Accounts payable                                                                  14,283                   9,990
Deferred revenues                                                                 40,177                  36,071
Payrolls and commissions                                                          16,501                  17,988
Income taxes payable                                                               2,457                     573
Accrued expenses and other current liabilities                                    18,451                  15,505
                                                                         ---------------         ---------------
  TOTAL CURRENT LIABILITIES                                                      111,088                  97,839

Long-term debt                                                                   132,100                 142,369
Notes payable to affiliates                                                       40,864                  39,423
Deferred taxes and other liabilities                                              13,877                  24,964
Minority interest                                                                 10,106                   9,942
                                                                         ---------------         ---------------
  TOTAL LIABILITIES                                                              308,035                 314,537
                                                                         ---------------         ---------------
Commitments and Contingencies (Note 8)

SHAREHOLDERS' EQUITY:
Common stock                                                                       1,003                   1,003
Additional paid-in capital                                                       372,518                 372,518
Retained earnings                                                                  4,138                   2,492
Treasury stock at cost                                                            (6,361)                 (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                              (20,478)                (22,674)
                                                                         ---------------         ---------------
  TOTAL SHAREHOLDERS' EQUITY                                                     350,820                 346,978
                                                                         ---------------         ---------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $       658,855         $       661,515
                                                                         ===============         ===============

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    1998                    1997
                                                                         ---------------         ---------------
Net income (loss)                                                        $           923         $        (5,457)

Other comprehensive income (loss), net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                          5,002                  (3,564)
                                                                         ---------------         ---------------
Comprehensive income (loss)                                              $         5,925         $        (9,021)
                                                                         ===============         ===============

The tax (benefit) expense allocated to each component of other comprehensive income (loss) is as follows:

Foreign currency items                                                   $          (347)        $           154
                                                                         ===============         ===============

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1998                    1997
                                                                         ---------------         ---------------
Net income (loss)                                                        $         1,646         $        (3,340)

Other comprehensive income (loss), net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                          2,196                  (8,513)
                                                                         ---------------         ---------------
Comprehensive income (loss)                                              $         3,842         $       (11,853)
                                                                         ===============         ===============

The tax expenses allocated to each component of other comprehensive income (loss) are as follows:

Foreign currency items                                                   $           600         $           341
                                                                         ===============         ===============

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)

                                                                                    1998                    1997
                                                                         ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $         1,646         $        (3,340)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                                20,337                  15,960
     Other (primarily provision for bad debts, foreign exchange
      (gains) losses, net, minority interest, and deferred tax provision)            908                   1,297
     Changes in operating assets and liabilities                                  10,245                  (2,775)
                                                                         ---------------         ---------------
      Net cash provided by operating activities                                   33,136                  11,142
                                                                         ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (12,925)                 (9,487)
   Acquisitions of businesses                                                     (3,347)                (90,522)
                                                                         ---------------         ---------------
      Net cash used in investing activities                                      (16,272)               (100,009)
                                                                         ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of treasury stock                                                -                   6,110
   Proceeds from bank loans                                                            -                 120,000
   Net borrowings under revolving credit facility                                  4,000                  44,000
   Repayment of long-term debt                                                   (12,763)                (66,724)
   Payment of deferred finance costs                                                (177)                   (725)
                                                                         ---------------         ---------------
      Net cash (used in) provided by financing activities                         (8,940)                102,661
                                                                         ---------------         ---------------
Effect of exchange rate changes on cash and
   temporary investments                                                             242                  (1,315)
                                                                         ---------------         ---------------
Net increase in cash and temporary investments                                     8,166                  12,479
Cash and temporary investments, beginning of period                               26,665                  25,781
                                                                         ---------------         ---------------
Cash and temporary investments, end of period                            $        34,831         $        38,260
                                                                         ===============         ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
         Interest                                                        $         8,076         $         4,958
                                                                         ===============         ===============
         Income taxes                                                    $         6,451         $         8,321
                                                                         ===============         ===============
   Cash refunds of income taxes                                          $           669         $           248
                                                                         ===============         ===============

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

         INTERNAL-USE SOFTWARE
         On March 4, 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements have not been issued. The Company has elected to apply this SOP to all costs incurred on and after January 1, 1998. Consequently, $529 of internal-use software costs have been capitalized for the first nine months of 1998.

         RECLASSIFICATIONS
         Certain reclassifications have been made to the prior period financial statements to conform to the 1998 presentation.

2.       SUBSEQUENT EVENT

         Pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998, the Company has agreed to issue, subject to shareholder approval and certain other conditions, $155,000 aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement. It is anticipated that the date of original issuance (the "Issue Date") for the Convertible Debentures will occur in December 1998. Such debentures will be issued as follows: a) $100,000 aggregate principal (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55,000 aggregate principal (the "Benesse Debentures") to Benesse Holdings International, Inc ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until 2010, and the Company is not required to establish a bond sinking fund for repayment of this principal.

         The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments to offset the effects of stock dividends and other changes in equity. The Company will, at all times, reserve out of its authorized but unissued common stock the full number of shares then issuable upon conversion of all outstanding Convertible

         Debentures.

         The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime after 3 years and 2 months. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

         The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either a) redeem all of the Apollo Debentures at par, or b) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, shall either a) redeem both the Apollo and Benesse Debentures, or b) deliver the Fixed Rate Debentures to both Apollo and BHI.

         Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures interest rate is subject to a cap of a) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures, or b) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receives Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issue upon payment of principal amounts of the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: a) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; b) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and c) no premium for redemptions occurring thereafter.

         Prior to the third anniversary of the Issue Date, if Benesse sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but Benesse sells less than 80% of its shares, or if

         Benesse sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

         The Convertible Debentures are subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. Negative covenants that the Convertible Debentures are subject to include: prohibitions on certain mergers, consolidations and asset transfers; forbearance from restrictions on rights of holders to convert or exchange the Convertible Debentures; and, in the case of the Apollo Debentures, forbearance from amending certain understandings between the Company, Berlitz Japan, Inc. and Benesse.

         The Investment Agreements include a number of other provisions, including: a) the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; b) the granting of a certain number of board seats to Apollo on the Company's Board of Directors; c) the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and d) certain restrictions on the transferability of the Apollo Debentures.

         In a separate transaction contingent upon the closing of the Convertible Debenture transactions, BHI has agreed to loan $50,000 to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note would bear interest for the first five years at 5.9% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest would be payable semiannually in cash while principal repayment would be deferred until maturity. The BHI Note includes standard covenants similar to those included in the Benesse Debentures. In the event of a change in control, the BHI Note provides for redemption by the Company, at the option of BHI, at a price equal to 101% of the note's principal amount.

         The Company intends to use proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing bank credit agreement (see Note 4) and existing notes payable to affiliates, and for general corporate purposes. However, the Company does not expect to currently terminate its interest rate swap agreement (See Note 5) which hedges the floating rate bank indebtedness. Since the interest rate swap agreement will no longer qualify for hedge accounting treatment, changes in its fair market value will be recorded in the Consolidated Statements of Operations. The Company expects to record an extraordinary item in the 1998 fourth quarter equal to the interest rate swap's fair market value at the time of extinguishment of the underlying debt. Subsequent changes in the agreement's market value will periodically be recorded to "Other income/expense, net".

         The Company anticipates incurring approximately $3,500 in transaction costs in connection with the issuance of the Convertible Debentures and BHI Note. Such costs will be amortized over the 12 year life of the Convertible Debentures and BHI Note.

3.       ACQUISITIONS OF BUSINESSES

         In January 1998, in connection with its August 1997 acquisition of ELS Educational Services, Inc. ("ELS"), the Company paid $1,340 related to certain post-closing purchase price adjustments. In addition, in June 1998, the Company paid $2,007 to purchase the assets of a major corporation's translations division in France.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                              SEPT. 30,            DECEMBER 31,
                                                   1998                    1997
                                        ---------------         ---------------
         Term Loan                      $       103,000         $       115,750
         Revolving credit facility               48,000                  44,000
         Other                                      319                     331
                                        ---------------         ---------------
             Total                              151,319                 160,081
         Less current maturities                 19,219                  17,712
                                        ---------------         ---------------
             Long-term debt             $       132,100         $       142,369
                                        ===============         ===============

5.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1998 and December 31, 1997 were as follows:

                                                              1998                           1997
                                                   --------------------------     --------------------------
                                                     CARRYING     ESTIMATED         CARRYING     ESTIMATED
                                                      AMOUNT      FAIR VALUE         AMOUNT      FAIR VALUE
                                                   --------------------------     --------------------------
         Assets:
           Currency coupon swap agreements         $     2,437    $     2,437     $       719    $       719

         Liabilities:
           Long-term debt, including
             current maturities                        151,319        151,319         160,081        160,081
           Notes payable to affiliates                  40,864         31,658          39,423         34,101
           Currency coupon swap agreements               1,239          1,239             406            406
           Interest rate swap agreement                      -          2,270               -            680

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

6.       OTHER EXPENSE (INCOME), NET

                                                          THREE MONTHS           THREE MONTHS
                                                             ENDED                  ENDED
                                                         SEPT. 30, 1998         SEPT. 30, 1997
                                                         --------------         --------------
         Interest income on temporary investments        $         (200)        $         (222)
         Foreign exchange losses (gains), net                       567                    (38)
         Other non-operating taxes                                  165                     50
         Other investment income, net                               (80)                   (38)
         Other expense, net                                         114                    219
                                                         --------------         --------------
              Total other expense (income), net          $          566         $          (29)
                                                         ==============         ==============

                                                          NINE MONTHS            NINE MONTHS
                                                             ENDED                  ENDED
                                                         SEPT. 30, 1998         SEPT. 30, 1997
                                                         --------------         --------------
         Interest income on temporary investments        $         (510)                  (553)
         Foreign exchange losses (gains), net                       782                    (63)
         Other non-operating taxes                                  272                    299
         Term Loan administration fee                                35                    150
         Loss on disposal of fixed assets                           244                     29
         Other investment income, net                              (104)                  (138)
         Other expense, net                                         198                     72
                                                         --------------         --------------
              Total other expense (income), net          $          917         $         (204)
                                                         ==============         ==============

7.       EARNINGS PER SHARE

         Reconciliations between Basic and Diluted earnings per share ("EPS") computations for "income before extraordinary item" for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                   NUMBER
                                                                                OF SHARES               PER-SHARE
                                                            INCOME            OUTSTANDING                  AMOUNT
                                                    ==============         ==============          ==============
         PERIOD ENDING SEPTEMBER 30, 1998:

         Three months:
         -------------
         Basic EPS:
           Income before extraordinary item         $          923                  9,530          $         0.10
         Effect of dilutive securities:
           Stock options                                                               28
                                                    --------------         --------------          --------------
         Diluted EPS:
           Income before extraordinary item         $          923                  9,558          $         0.10
                                                    ==============         ==============          ==============
         Nine months:
         ------------
         Basic EPS:
           Income before extraordinary item         $        1,646                  9,530          $         0.17
         Effect of dilutive securities:
           Stock options                                                               27
                                                    --------------         --------------          --------------
         Diluted EPS:
           Income before extraordinary item         $        1,646                  9,557          $         0.17
                                                    ==============         ==============          ==============

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                   NUMBER
                                                                                OF SHARES               PER-SHARE
                                                            INCOME            OUTSTANDING                  AMOUNT
                                                    ==============         ==============          ==============
         PERIOD ENDING SEPTEMBER 30, 1997:

         Three months:
         -------------
         Basic EPS:
           Income before extraordinary item         $          828                  9,656          $         0.09
         Effect of dilutive securities:
           Stock options                                                                9
                                                    --------------         --------------          --------------
         Diluted EPS:
           Income before extraordinary item         $          828                  9,656          $         0.09
                                                    ==============         ==============          ==============
         Nine months:
         ------------
         Basic EPS:
           Income before extraordinary item         $        2,945                  9,536          $         0.31
         Effect of dilutive securities:
           Stock options                                                                9
                                                    --------------         --------------          --------------
         Diluted EPS:
           Income before extraordinary item         $        2,945                  9,656          $         0.31
                                                    ==============         ==============          ==============

8.       CONTINGENCIES

         In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. The Company reached a final settlement with the IRS in August 1998 for $2,150 plus interest. Such settlement had been adequately provided for, and was fully paid by the Company as of September 30, 1998 through a payment of $2,500 during the 1997 second quarter, and a payment of $680 during the 1998 second quarter.

9.       STOCK OPTION AND INCENTIVE PLANS

         On February 25, 1998, the Compensation Committee of the Company's Board of Directors approved a modification to the Company's 1996 Stock Option Plan (the "Plan") whereby the total number of shares for which options may be granted is increased to 503,225 from 377,000. This increase was approved by the shareholders at the Company's June 2, 1998 annual shareholders' meeting.

10.      OPERATING SEGMENTS

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

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                       1998             1997              1998             1997
                                                       ----             ----              ----             ----
           REVENUES:
             Revenues from external customers:
                Instruction                        $    88,824      $    77,074       $   252,441      $   214,386
                Translation                             21,130           23,447            62,115           63,762
                Publishing                               4,406            3,476            11,360           10,638
                Franchising                                 52              552               652              928
                                                   -----------      -----------       -----------      -----------
                  Total external revenues              114,412          104,549           326,568          289,714
                                                   -----------      -----------       -----------      -----------
             Intersegment revenues:
                Franchising                                 96                -               443              556
                                                   -----------      -----------       -----------      -----------
                  Total intersegment revenues               96                -               443              556
                                                   -----------      -----------       -----------      -----------
             Total revenues for reportable segments    114,508          104,549           327,011          290,270

             Elimination of intersegment and
                other amounts                             (112)            (113)             (450)            (688)
                                                   ===========      ===========       ===========      ===========
                  Total consolidated revenues      $   114,396      $   104,436       $   326,561      $   289,582
                                                   ===========      ===========       ===========      ===========

           INCOME BEFORE TAXES AND MINORITY INTEREST:
           Operating Profit:
             Segment EBITA:
                Instruction                        $    16,893      $    15,908       $    46,852      $    44,796
                Translation                              2,904            2,443             6,624            5,706
                Publishing                                 738               70             1,172              459
                Franchising                               (207)            (147)             (162)            (640)
                                                   -----------      -----------       -----------      -----------
             Total EBITA for reportable segments        20,328           18,274            54,486           50,321
             General corporate and nonsegment
                expenses                                (7,772)          (7,918)          (23,743)         (22,904)
                                                   -----------      -----------       -----------      -----------
             Total EBITA                                12,556           10,356            30,743           27,417
                                                   -----------      -----------       -----------      -----------
             Amortization of publishing rights,
              excess of cost over net assets
              acquired, and other intangibles:
                Instruction                             (3,870)          (3,055)          (11,644)          (8,361)
                Translation                               (341)            (385)             (982)          (1,163)
                Publishing                                 (99)            (100)             (299)            (302)
                                                   -----------      -----------       -----------      -----------
              Total intangible amortization             (4,310)          (3,540)          (12,925)          (9,826)
                                                   -----------      -----------       -----------      -----------

           Total operating profit                        8,246            6,816            17,818           17,591

           Interest expense on long-term debt           (2,648)          (1,993)           (8,265)          (5,504)
           Interest expense to affiliates                 (571)            (542)           (1,662)          (1,569)
           Other income (expense), net                    (566)              29              (917)             204
                                                   ===========      ===========       ===========      ===========
           Total consolidated income before
           taxes and minority interest             $     4,461      $     4,310       $     6,974      $    10,722
                                                   ===========      ===========       ===========      ===========

           ASSETS:
                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                         1998                  1997
                                                                   ---------------       ---------------
             Segment assets:
                Instruction                                        $       539,562       $       544,179
                Translation                                                 79,343                82,420
                Publishing                                                  25,493                21,410
                Franchising                                                  5,830                 4,649
                                                                   ---------------       ---------------

             Total assets for reportable segments                          650,228               652,658
             General corporate and nonsegment assets                        10,153                 9,845
             Eliminations of intersegment receivables                       (1,526)                 (988)
                                                                   ===============       ===============
                Total consolidated assets                          $       658,855       $       661,515
                                                                   ===============       ===============
                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                       1998             1997              1998             1997
                                                       ----             ----              ----             ----
           DEPRECIATION:
             Segment depreciation:
                Instruction                        $     1,487      $     1,190       $     4,241      $     3,420
                Translation                                522              549             1,552            1,472
                Publishing                                 376              149               869              616
                Franchising                                  5                5                20               14
                                                   -----------      -----------       -----------      -----------
             Total depreciation for reportable
                segments                                 2,390            1,893             6,682            5,522
             General corporate and divisional              252              239               729              620
                                                   -----------      -----------       -----------      -----------
                Total consolidated depreciation    $     2,642      $     2,132       $     7,411      $     6,142
                                                   ===========      ===========       ===========      ===========
           CAPITAL EXPENDITURES:
             Segment capital expenditures:
                Instruction                        $     2,448      $     1,404       $     8,402      $     5,651
                Translation                              1,403              520             2,133            1,394
                Publishing                                 355            1,095             1,857            2,000
                Franchising                                  -                -                 -                3
                                                   -----------      -----------       -----------      -----------
             Total capital expenditures for
                reportable segments                      4,206            3,019            12,392            9,048
             General corporate and divisional              213              351               533              439
                                                   -----------      -----------       -----------      -----------
                Total consolidated capital
                  expenditures                     $     4,419      $     3,370       $    12,925      $     9,487
                                                   ===========      ===========       ===========      ===========

The following tables present certain information about the geographic areas in which the Company operates:

                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                       1998             1997              1998             1997
                                                       ----             ----              ----             ----
           REVENUES FROM EXTERNAL CUSTOMERS:
             United States                         $    48,456      $    37,276       $   121,342      $    86,791
             Japan                                      13,808           17,163            42,757           48,055
             Germany                                    10,795            8,720            30,508           27,175
             Ireland                                     5,042            6,534            18,724           21,478
             Brazil                                      5,402            5,625            16,104           15,517
             Other foreign countries                    30,909           29,231            97,133           90,698
                                                   -----------      -----------       -----------      -----------
                Total                              $   114,412      $   104,549       $   326,568      $   289,714
                                                   ===========      ===========       ===========      ===========

                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                       1998             1997              1998             1997
                                                       ----             ----              ----             ----
           OPERATING PROFIT:
             EBITA:
                United States                      $     8,754      $     6,811       $    16,119      $    13,832
                Japan                                    1,561            3,026             4,574            7,089
                Germany                                  1,266              553             3,739            1,605
                Ireland                                    633              622             1,707            2,657
                Brazil                                     824              985             2,426            2,298
                Other foreign countries                  3,570            2,985            14,316           11,829
                General corporate expenses              (4,052)          (4,626)          (12,138)         (11,893)
                                                   -----------      -----------       -----------      -----------
                  Total EBITA                           12,556           10,356            30,743           27,417
                                                   -----------      -----------       -----------      -----------
             Amortization of publishing rights,
              excess of cost over net assets
              acquired, and other intangibles:
                United States                           (3,583)          (2,715)          (10,746)          (7,276)
                Japan                                     (278)            (331)             (872)            (980)
                Germany                                    (65)             (65)             (193)            (203)
                Ireland                                    (13)             (85)              (61)            (263)
                Brazil                                     (16)             (16)              (48)             (48)
                Other foreign countries                   (355)            (328)           (1,005)          (1,056)
                                                   -----------      -----------       -----------      -----------
                  Total intangible amortization         (4,310)          (3,540)          (12,925)          (9,826)
                                                   -----------      -----------       -----------      -----------
             Intercompany royalties:
                United States                            3,881            4,097            11,648           12,494
                Japan                                   (1,193)          (1,608)           (3,159)          (4,372)
                Germany                                   (360)            (321)           (1,109)          (1,017)
                Ireland                                   (249)            (326)             (927)          (1,071)
                Other foreign countries                 (2,079)          (1,842)           (6,453)          (6,034)
                                                   -----------      -----------       -----------      -----------
                  Total intercompany royalties               -                -                 -                -
                                                   -----------      -----------       -----------      -----------

           Total operating profit                  $     8,246      $     6,816       $    17,818      $    17,591
                                                   ===========      ===========       ===========      ===========

           LONG LIVED ASSETS:                       PROPERTY &
                                                    EQUIPMENT          OTHER           INTANGIBLE
                                                       NET             ASSETS            ASSETS           TOTAL
                                                   -----------      -----------       -----------      -----------
           SEPTEMBER 30, 1998:
             United States                         $     7,565      $     6,445       $   402,024      $   416,034
             Japan                                       7,268               89            41,747           49,104
             Germany                                     2,917                -             9,482           12,399
             Brazil                                      2,920                -             2,160            5,080
             Ireland                                     1,643               33             1,815            3,491
             Other foreign countries                    11,649              157            37,717           49,523
             General corporate                           1,825            1,866             1,596            5,287
                                                   -----------      -----------       -----------      -----------
                Total                              $    35,787      $     8,590       $   496,541      $   540,918
                                                   ===========      ===========       ===========      ===========

           DECEMBER 31, 1997:
             United States                         $     6,363      $     5,250       $   421,766      $   433,379
             Japan                                       5,806                -            43,925           49,731
             Germany                                     2,823                -             9,020           11,843
             Brazil                                      2,219                -             2,208            4,427
             Ireland                                     2,003               33             1,796            3,832
             Other foreign countries                    10,988              216            35,856           47,060
             General corporate                           1,896            1,727             1,596            5,219
                                                   -----------      -----------       -----------      -----------
                Total                              $    32,098      $     7,226       $   516,167      $   555,491
                                                   ===========      ===========       ===========      ===========

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Sales for the quarter ended September 30, 1998 were $114.4 million, 9.5% above the same period in the prior year. This improvement was primarily due to increases from operating activity in the Instruction and Publishing business segments, including the results of ELS Educational Services, Inc. ("ELS"), which was purchased on August 28, 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $4.7 million, which resulted from a strengthened dollar against most foreign currencies (most significantly the Japanese yen, the Irish punt, and the Latin American currencies). Excluding the effects of exchange rate fluctuations and ELS' revenues, sales increased from the prior year by 0.9%.

Language Instruction sales for the quarter ended September 30, 1998 were $88.8 million, 15.2% above the same period in 1997. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries and a $13.8 million increase in ELS due primarily to only a partial quarter being reported by ELS in 1997. These increases were partially offset by unfavorable exchange rate fluctuations of $4.2 million. Excluding ELS' revenues and the unfavorable exchange rate fluctuations, revenues increased 3.0% from the prior year.

On a geographic basis, Language Instruction revenue increased in Latin America, Central/Eastern Europe, and Western Europe offsetting decreases in the other divisions. The increase in Latin American revenues ($0.3 million, or 2.4%) was primarily attributable to volume and ARPL increases in almost all countries (most significantly Mexico), offset by unfavorable exchange rate fluctuations of $1.6 million (primarily in Mexico, Brazil and Colombia). Central/Eastern Europe's increase ($1.4 million, or 10.5%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Israel, Austria and Poland. Western Europe's sales increase ($0.8 million, or 9.2%) is mainly attributable to corporate lesson volume increases in France, Italy and Ireland. The volume increase in these countries is partially offset by volume decreases in England and ARPL decrease in Spain. North America's sales decline, excluding ELS' results, was $0.8 million, or 4.4%, primarily due to reduced enrollments in Berlitz on Campus ("BOC") for business originating from the Far East, principally Korea and Japan. Asia's revenues declined $3.6 million. This is attributable to unfavorable exchange rate fluctuations of $2.7 million and lesson volume decreases in Japan, Hong Kong, and Thailand mainly attributable to the current economic recession in this region.

During the three-month period ended September 30, 1998, the number of lessons given at language centers (exclusive of ELS/BOC programs) was approximately 1.4 million, 3.4% above the same period in the prior year, reflecting increases in all divisions except for Asia. Lesson volume in North America language centers increased 1.4% from the prior year, reflecting growth in both the USA and Canada. Lesson volume in Asia dropped 5.8% over prior year due to the weakness in the Asian economy. Lesson volume in Latin America increased by 8.9% from prior year, primarily reflecting higher volume in Mexico and Colombia, as well growth in the newer markets (Peru and Uruguay). Lesson volume in Central/Eastern Europe increased 5.9% over the prior year, primarily reflecting growth in Germany, Israel, and Poland. Lesson volume in Western Europe rose 7.1% from 1997, primarily due to increases in lessons given in France, Spain, Italy, and Ireland which helped cover the shortfalls in the UK due to slow trend of the enrollment of overseas students.

For the 1998 third quarter, ARPL was $40.51, as compared to $41.72 in the comparable prior-year period. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.61. ARPL ranged from a high of approximately $57.92 in Brazil to a low of $13.65 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Translation segment sales were $21.1 million for the three-month period ended September 30, 1998, a decrease of 9.9% from the same period in 1997. Excluding the unfavorable effects of exchange rate fluctuations of $0.5 million, sales decreased by $1.8 million. The operations sales decline was primarily due to lower volume in the USA, Canada, and certain European countries. The reduction in the US was a result of flattening of the production cycle of one major customer where prior year volume was exceptionally high during such period. Lower sales volume in Ireland, Denmark and Norway was the result of a delay in certain major customer projects. The decline in volume in these countries is partially offset by increased sales in France due to an acquisition completed in June 1998.

Publishing segment sales were $4.4 million for the three months ended September 30, 1998, compared with $3.5 million in 1997. Exchange rate fluctuations were not significant. The increase is due to a large sale to a German distributor for the German version of Think and Talk(R).

Other sales, consisting primarily of franchising activity, were minimal for the third quarter of 1998, compared to $0.4 million in the prior year quarter. The Company opened five Berlitz franchises and one ELS franchise in the third quarter of 1998. The new Berlitz franchise locations are in Austria, Chile, Germany, Guatemala, and Kuwait. The new ELS franchise is located in Panama.

The Company's cost of services and products sold as a percentage of sales was 59.0% in the 1998 third quarter, compared to 59.7% in the same prior year period. The decrease in the percentage is mainly attributable to reductions in the teacher salary and translator cost percentages, and the provision for doubtful accounts. Selling, general and administrative expenses as a percentage of sales were 30.0% in the 1998 third quarter, compared with 30.4% in the comparable prior year period. The decrease is due to lower advertising expense percentage.

EBITA(1) for the 1998 third quarter was $12.6 million, or 11.0% of sales, compared to $10.4 million, or 9.9% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA for the quarter ended September 30, 1998 was $16.9 million, or 19.0% of segment sales, compared to $15.9 million, or 20.6% of segment sales, in the comparable prior year period. The comparison to prior year was impacted by unfavorable exchange rate fluctuations of $0.9 million (most significantly in Japan, Mexico, Colombia, and Brazil). $2.6 million of the increase in EBITA was generated from ELS which was purchased by Berlitz at the end of August 1997. Excluding the results of ELS, the Instruction segment's EBITA margin was 19.7% in 1998 and 21.4% in 1997.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in the third quarter of 1998 which was $0.6 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges in Japan, which exhibited a 1998 EBITA decline, excluding exchange rate fluctuations, of $1.2 million, due to lower lesson volume, and higher rent and certain other fixed operating expenses. The Company continues to focus on measures designed to protect Asia division's EBITA.

The other geographic divisions within the Instruction segment all reported increased EBITA over prior year for the three months. The increases are mainly attributable to lesson and price increases in these divisions, most notably in Germany and Mexico.

Despite the decline in sales for the quarter, Translation segment EBITA for the three months ended September 30, 1998 was $2.9 million, or 13.7% of segment sales, compared to $2.4 million, or 10.4% of segment sales, in the prior year. The 1998 EBITA increased due to improved production efficiencies resulting in lower translator costs in all the divisions. In addition, Translations experienced significant improved margins in all the Asian countries as a result of recent reorganization efforts.

Publishing segment EBITA was $0.7 million for the 1998 third quarter, compared to $0.1 million in the prior year. The increase is due to increased volume and the collection of certain accounts receivable previously reserved for as being uncollectible.

EBITA loss for franchising activity was $0.2 million during the third quarter of 1998, compared with an EBITA loss of $0.1 million in the prior year. These results reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.

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

Non-segment related corporate expenses included in EBITA were $7.8 million for the three months ended September 30, 1998, compared with $7.9 million in the same prior year period. The reduction in expenses is due to the exchange rate fluctuations in Japan and Latin America. Excluding the effects of exchange, the expenses increased $0.1 million over prior year due primarily to increases in administrative salaries.

Amortization of intangibles increased $0.8 million, or 21.8%, over 1997, as a result of higher intangible assets arising out of the acquisition of ELS. Additionally, interest expense on long-term debt for the three months ended September 30, 1998 rose $0.7 million, or 32.9%, from the comparable prior year period, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility (the "Bank Facility"). Other expense, net for the three months ended September 30, 1998 increased by $0.6 million over the prior year, primarily due to higher foreign exchange losses.

The Company recorded an income tax expense of $3.5 million, or an effective rate of 78.2%, during the current period. This compared to an income tax expense of $3.3 million, or an effective rate of 75.6%, in the prior year's quarter. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges. Benefits realized from the revaluation of reserves for tax disputes in 1998 were offset by the expiry of foreign tax losses which reduced the effective rate in 1997.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Sales for the nine months ended September 30, 1998 were $326.6 million, 12.8% above the same period in the prior year. This improvement was due to increases from operating activity in the Instruction and Publishing business segments, including the results of ELS, which was purchased on August 28, 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $17.2 million, which resulted from a strengthened dollar against all foreign currencies (most significantly the Japanese yen, the Irish punt, and the German mark). Excluding the effects of exchange rate fluctuations and ELS' revenues, sales increased from the prior year by 5.9%.

Language Instruction sales for the nine months ended September 30, 1998 were $252.4 million, 17.8% above the same period in 1997. This improvement was primarily due to volume and ARPL increases in most countries and $37.5 million in increased results due to the ELS purchase. The increase in sales is partially offset by unfavorable exchange rate fluctuations of $13.7 million. Excluding the effects of the ELS acquisition and the unfavorable exchange rate fluctuations, revenues increased 6.8% from the prior year.

On a geographic basis, Language Instruction revenue increased in Latin America, Central/Eastern and Western Europe, offsetting decreases in the other divisions. The increase in Latin American revenues ($3.6 million, or 9.8%) was primarily attributable to volume and ARPL increases in Mexico, Brazil, Venezuela and Colombia. The sales increase in the Latin American countries is partially offset by unfavorable exchange rate fluctuations of $4.0 million. Central/Eastern Europe's increase ($3.4 million, or 7.9%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Israel and Poland. The increase is partially offset by unfavorable exchange rate fluctuations ($2.5 million, principally versus the German mark). Western Europe sales increased by $0.9 million due mainly to volume growth in France and Italy, which was partially offset by unfavorable exchange rate fluctuations of $1.3 million, and volume decreases in England and Belgium. North America's sales decline, excluding ELS sales increase of $37.5 million, was $1.6 million, or 3.2%, primarily due to reductions in business originating from the Far East, principally Korea and Japan. Asia's revenues declined $5.5 million due to unfavorable exchange rate fluctuations of $5.6 million.

During the nine-month period ended September 30, 1998, the number of lessons given at language centers (exclusive of ELS/BOC programs) was approximately 4.4 million, 6.7% above the same period in the prior year, reflecting increases in all divisions. Lesson volume in North America increased 1.7% from the prior year, reflecting a growth in lessons in the U.S.. Despite the current economic recession, in Asia lesson volume rose 1.2% from 1997, primarily reflecting the positive effects of special sales campaigns in Japan and expansion in new Asian markets. Lesson volume in Latin America increased by 12.6% from prior year, primarily reflecting strong growth in Mexico, Brazil, Peru and Venezuela. Lesson volume in Central/Eastern Europe increased 9.7% over the prior year, primarily reflecting growth in Germany, Poland and Israel. Lesson volume in Western Europe rose 7.6% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy. The increase is partially offset by a 25.4% decrease in lesson volume in England due in part to a decline in activity from overseas students applying for the Berlitz Study Abroad program.

For the nine-month period ended September 30, 1998, ARPL was $40.42, as compared to $41.88 in the comparable prior-year period. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.80, and was negatively affected by changes in the client and lesson product mix in France and Spain. Excluding the effects of exchange rate fluctuations the ARPL increased 3.2% over the prior year. ARPL ranged from a high of approximately $59.11 in Brazil to a low of $13.28 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Translation segment sales were $62.1 million for the nine-month period ended September 30, 1998, a decrease of $1.6 million, or 2.6%, from the same period in 1997. Excluding the unfavorable effects of exchange rate fluctuations of $3.5 million, sales grew $1.8 million, or 2.8%. The operations sales growth was primarily due to increased external sales in France, Singapore, Germany, Norway and Denmark. The growth in France is primarily due to an acquisition consummated in June 1998. Singapore and Germany had external sales growth due to management restructuring, and internal strengthening and training of its sales staff. The increased sales from these countries is partially offset by delayed start of major projects in certain Western European countries.

Publishing segment sales were $11.4 million for the nine months ended September 30, 1998, compared with $10.6 million in 1997. The increase is primarily due to a large sale to a German distributor for the German version of Think and Talk
(R). Exchange rate fluctuations were not significant.

Other sales, consisting primarily of franchising activity, were $0.6 million in 1998 compared with $0.8 million in the prior year. The Company opened seven Berlitz franchises during 1998 in Austria, Chile, Egypt, Germany, Guatemala, Kuwait and United Arab Emirate, and two

ELS franchises in Costa Rica and Panama.

The Company's cost of service and products sold as a percentage of sales for the nine months ended September 30, 1998 was 59.4%, the same as the prior year period. Selling, general and administrative expenses as a percentage of sales were 31.2% in the 1998 first nine months, compared with 31.1% in the comparable prior year period. The increase is due to higher administrative salary percentages.

EBITA for the nine months ended September 30, 1998 was $30.7 million, or 9.4% of sales, compared to $27.4 million, or 9.5% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA for the nine months ended September 30, 1998 was $46.9 million, or 18.6% of segment sales, compared to $44.8 million, or 20.9% of segment sales, in the comparable prior year period. The comparison to prior year was impacted by unfavorable exchange rate fluctuations of $3.2 million, caused mainly by Japan, Latin America, Germany and Poland. Included in the 1998 sales increase was $4.0 million of EBITA generated by ELS. Excluding the results of ELS, which was acquired on August 28, 1997, the Instruction segment's EBITA margin was 20.2% in 1998, compared with 21.2% in 1997.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in the first nine months of 1998, which was $1.3 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for the Asia division, which despite lesson volume increases, exhibited a 1998 EBITA decline due to higher administrative salaries and rent expense in Japan. The Company continues to focus on measures designed to protect Asia's Instruction EBITA.

Excluding the effects of exchange fluctuations, Latin America and Central/Eastern Europe divisions had EBITA increases of $2.6 million and $2.3 million over prior year. The increases are mainly attributable to lesson and price increases in Brazil, Mexico and Germany. Excluding exchange rate fluctuations, Western Europe's EBITA was $0.1 million higher than prior year, primarily due to sale increases in France and Italy.

Translation segment EBITA for the nine months ended September 30, 1998 was $6.6 million, or 10.7% of segment sales, compared to $5.7 million, or 8.9% of segment sales, in the prior year. The 1998 EBITA increases in Asia, and Germany were a result of recent reorganization efforts and improved production efficiencies. These positive results were partially offset by lower margins and sales volume in Ireland and the USA.

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

Publishing segment EBITA for the first nine months of 1998 was $1.2 million, compared to $0.5 million in the prior year. The EBITA margin increased to 10.3% from 4.3% in the prior year. The increase is due to a sales volume increase due to a large sale in Germany.

EBITA for franchising activity was a loss of $0.2 million during the first nine months of 1998, compared with an EBITA loss of $0.6 million in the prior year. These results still reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.

Non-segment related corporate expenses included in EBITA were $23.7 million for the nine months ended September 30, 1998, compared with $22.9 million in the same prior year period. This change was primarily due to increases in administrative salaries.

Amortization of intangibles increased $3.1 million, or 31.5%, over 1997, as a result of higher intangible assets arising from the acquisition of ELS. Additionally, interest expense on long-term debt for the nine months ended September 30, 1998 rose $2.8 million, or 50.2%, from the comparable prior year period, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other income, net for the nine months ended September 30, 1998 decreased by $1.1 million over the prior year, primarily due to higher foreign exchange losses, and loss on disposal of fixed assets.

The Company recorded an income tax expense of $5.2 million, or an effective rate of 74.2%, during the current period. This compared to an income tax expense of $7.3 million, or an effective rate of 68.4%, in the prior year. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges. Benefits realized from the revaluation of reserves for tax disputes in 1998 were offset by the expiry of foreign tax losses which reduced the effective rate in 1997.

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

Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 1998, an increase of $22.0 million from the comparable prior year period. This fluctuation primarily resulted from increased receivable collections, offset by higher inventory expenditures, and higher payment of year-end bonuses. In addition, cash-flow in 1997 had been reduced by a $5.8 million prepayment penalty on the Company's Senior Notes.

Net cash used in investing activities totaled $16.3 million for the nine months ended September 30, 1998, down $83.7 million from the comparable prior year period which had included $90.5 million for the August 1997 purchase of ELS. Acquisitions of businesses in 1998 included the January payment of a $1.3 million post-close purchase price adjustment related to the ELS acquisition and $2.0 million for a translation segment acquisition in France in June 1998. Capital expenditures increased $3.4 million over the prior year.

Net cash used for financing activities during the nine months ended September 30, 1998 was $8.9 million in 1998, compared with net cash provided by financing activities of $102.7 million in the prior year. The change primarily resulted from net proceeds in the prior year from bank borrowing in connection with the ELS acquisition and the Company's refinancing of its then existing long-term debt, as well as from higher long-term debt principal payments and the absence of treasury stock sales activity, which contributed $6.1 million in proceeds in the prior year, partly offset by a $4.0 million borrowing on the Company's revolving credit facility made during the current year.

Other items impacting the Company's liquidity and capital resources are as follows:

o In October 1996, the IRS issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. The company reached a final settlement of $2.1 million plus interest with the IRS in August 1998. Such settlement has been fully paid by the Company as of September 30, 1998. The Company made payments of $0.1 million in December 1996, $2.5 million to the IRS during the 1997 second quarter, and a payment of $0.7 million during the 1998 second quarter.

o Reported within accrued expenses at September 30, 1998 were $2.9 million related to the ELS acquisition.

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

o The revolving credit commitment under the Bank Facility was increased from $55 million to $70 million, via amendment, on March 23, 1998. At November 13, 1998, the Company had $48 million outstanding under this revolving credit facility.

o The Company's SERP provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o Pursuant to a covenant under the Bank Facility, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at September 30, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net asset of approximately $1.2 million.

o In connection with another covenant under the Bank Facility, the Company is party to a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount, originally set at $66.0 million and currently at $57.2 million at September 30, 1998. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance is not anticipated. The estimated fair value of this interest rate swap at September 30, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $2.3 million.

o Certain financial covenants contained in the Bank Facility restrict the ability of the Company to pay dividends and the Company does not expect to pay dividends during the term of the Bank Facility. Further pursuant to the Bank Facility, principal and interest repayment of indebtedness to Benesse, having a balance at September 30, 1998 of $40.9 million, are deferred until all obligations under the Bank Facility are satisfied.

o Pursuant to definitive investment agreements dated as of October 2, 1998, the Company has agreed to issue, subject to shareholder approval and certain other conditions, $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement with Apollo Management IV, L.P. and Benesse Holdings International, Inc. ("BHI"). The issuance is expected to occur in December 1998. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until 2010, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

     In a separate transaction contingent upon the closing of the Convertible Debenture transactions, BHI has agreed to loan $50 million to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note would bear interest for the first five years at 5.9% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest would be payable semiannually in cash while principal repayment would be deferred until maturity.

     The Company intends to use proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing Bank Facility and existing notes payable to Benesse, and for general corporate purposes. However, the Company does not expect to currently terminate its interest rate swap agreement or currency coupon swap agreements. Berlitz anticipates incurring approximately $3.5 million in transaction costs in connection with the issuance of the Convertible Debentures and BHI Note.

At September 30, 1998, the Company's liquid assets of $34.8 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

THE YEAR 2000 ISSUE

INTRODUCTION
The Year 2000 issue is the result of certain computerized systems' use of a two rather than four digit year, e.g., 95 vs. 1995. As a result of the ambiguous century in such systems, the introduction of twenty-first century dates may cause systems to function abnormally or not at all.

Recognizing the need to ensure operations will not be adversely affected by Year 2000 failures, the Company established a committee to address any possible exposure. This committee is responsible for carrying out the Company's awareness program, assessing key financial and operational systems, for assessing external relationships with customers and vendors, and for developing and implementing detailed divisional action plans.

The Company has divided the Year 2000 issue into three areas: (i) Infrastructure; (ii) Internal Use Financial and Operational Software; and (iii) Key Third Party Customer and Vendor Relationships. For each area, the committee is responsible for carrying out the following steps: Inventory, Assessment, Remediation and Testing, and Contingency Plan Development and Implementation.

The infrastructure area contains all hardware, embedded systems, and software, excepting financial and operational software. Non-compliant internal use financial software is currently being replaced in conjunction with the global deployment of PeopleSoft systems. Such PeopleSoft systems are warranted to be Year 2000 compliant and have been successfully tested as such. Key third party relationships include external interfaces between the Company and its suppliers, service providers, and customers that are deemed material to the continued operation of the Company.

STATE OF READINESS
Overall, the Company's Year 2000 project is currently proceeding on schedule and is expected to be fully completed according to the original schedule by September 29, 1999.

As of April 1998, the committee had completed a worldwide systems inventory and assessment for the infrastructure and internal use financial and operational systems areas. To minimize complicating factors, the Company chose to replace rather than upgrade most non-compliant systems without commercially available remediation paths at the time of assessment. The Company is employing both internal and external resources in its remediation efforts.

Remediation and testing of systems began in July 1998 and is scheduled to continue through September 30, 1999. Testing is scheduled to occur in line with remediation efforts; as systems are upgraded or replaced, compliance testing of the system will begin. Based on current progress, the Company reasonably expects that all internal remediation efforts in this area will be completed on or before the scheduled completion date. Further, the Company believes it is unlikely that its efforts to remediate non-compliant financial and operational software would extend beyond the scheduled completion date.

The Company has begun formal communications with all key vendors and customers to identify and assess their states of readiness. Based on the results of this process, the committee will estimate the impact of a failure in a third party's own Year 2000 remediation program. Communications with key third parties will continue to minimize the exposure to the Company and its ability to conduct normal business. The Company expects to complete its assessment of external vendor relationships by the end of 1998.

Since it is in the midst of gathering information, the Company is not yet able to estimate the cost for Year 2000 compliance with respect to its customers and suppliers.

RISK
The Company expects to achieve internal compliance and does not believe that any reasonably likely risk of failure exists. Based on management estimates and the uncertainty surrounding the Company's ability to guarantee the compliance of third parties, the Company expects that the most likely worst case is that some third parties fail to successfully and completely remediate all Year 2000 issues. Third party failures could range from the loss of a utility or service such as electricity or telecommunications to a loss of revenue due to a customer's inability to conduct normal business based on the failure of the customer's or vendor's own systems or those of its own critical third party relationships.

Third parties deemed material to the Company fall primarily into the following categories: banks, accounting bureaus, telecommunications providers, utilities, and customers. Although management estimates that it is reasonably likely that some third parties may experience failures, the Company does not believe that the aggregate effect of such failures will have a material effect on the Company's consolidated future results. This estimate is based on the nature of the Company's services, its widespread geographic dispersion, and the diversity of its customer base.

Although third party failures are beyond the reasonable control of the Company, the Company is making every effort to reduce any negative effect by closely communicating with third parties to follow the progress of their remediation programs and minimize the risks associated with a third party's failure to achieve compliance.

CONTINGENCY PLANS
To further minimize any risk associated with any internal or third party failure to achieve compliance, the Company is currently in the process of developing contingency plans for those critical systems and third party relationships that have the potential to materially interrupt the Company's ability to conduct normal business. Decisions regarding the implementation of specific contingency plans are expected to be made by the end of the first quarter of 1999 and, if deemed necessary, are expected to be fully implemented by the end of the third quarter of 1999.

COSTS TO ADDRESS THE YEAR 2000 ISSUE
Based on its worldwide hardware and software inventories, the Company currently estimates the cost for Year 2000 compliance with respect to its information and production systems to be approximately $4.2 million, consisting of: $2.9 million for replacements of financial accounting systems with the remainder dedicated to infrastructure and third party relationship remediation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including information appearing under the captions "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the Company's success in selling new franchises; the economic conditions in the Asian region; the Year 2000 issues, including the success with which the Company's customers and suppliers address their Year 2000 exposures; the successful completion of the Convertible Debenture transactions and BHI note issuance with Apollo Management IV, L.P. and BHI; as well as more general factors affecting future cashflows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.

    27   Financial Data Schedule, for the quarterly period ended September
         30, 1998.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.


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

                                             BERLITZ INTERNATIONAL, INC.
                                             ---------------------------
                                                    (Registrant)


Date: November 16, 1998                      By: /s/ HENRY D. JAMES
                                                 ------------------
                                                 Henry D. James
                                                 Executive Vice President and
                                                 Chief Financial Officer