Form 10-K
period 1998-12-31
BERLITZ INTERNATIONAL INC
filed 1999-03-26
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission File Number 1-10390

                           BERLITZ INTERNATIONAL, INC.
                           ---------------------------
               (Exact name of issuer as specified in its charter)

               New York                                    13-3550016
               --------                                    ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

     400 Alexander Park, Princeton, New Jersey               08540
     -----------------------------------------               -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the average bid and ask price at March 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $60,748,744.

The number of shares of the Registrant's common stock outstanding as of March 29, 1999 was 9,529,788.

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                               Page 1 of [ ] Pages
                        Exhibit Index Appears on Page [ ]

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

The Company, through its predecessors, was founded over 120 years ago and completed its initial public offering in 1989. Since February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") has beneficially owned a majority of the Company's common stock and it currently holds approximately 7.0 million shares, or 73.3% of the shares outstanding. Public shareholders of the Company hold the remaining outstanding common stock. Since 1990, Benesse has also owned a 20% interest in Berlitz Japan, Inc., ("Berlitz Japan"), the Company's Japanese subsidiary.

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. Through December 31, 1998, its operations were conducted through three major business segments (Language Instruction, Translation Services, and Publishing), each of which were organized geographically into five operating divisions: North America, Western Europe, Central/Eastern Europe, Asia and Latin America. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of both their particular areas and the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 16.

As of January 1, 1999 the Company reorganized into two separate autonomous business segments: Language Services, including Language Instruction and Publishing, and Berlitz GlobalNET (formerly Translation Services). Language Services will be organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET will be consolidated into three geographic divisions: Americas (North and Latin Americas), Asia and Europe. The lines of business orientation will allow global integration of the 21 Translation production centers, in 19 countries, to increase operational efficiency on a global basis.

Language Instruction

General. As of December 31, 1998, the Company owned and operated 332 Berlitz language centers in 40 countries and Puerto Rico using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. All of these centers were wholly-owned, except for joint venture operations in Korea and Taiwan. Approximately 5.8 million language lessons were given by these Berlitz language centers in 1998, the most frequently taught languages being English, Spanish, French and German. A lesson consists of a single 45-minute session (regardless of the number of students).

In addition to lessons given at Berlitz language centers, the Company provides intensive English language instruction programs at 40 additional locations through ELS Educational Services, Inc. ("ELS"), a wholly-owned subsidiary acquired in August 1997, and through the Company's Berlitz on Campus ("BOC") division. Together with an additional 79 franchised Berlitz and ELS language center locations, the Company has a presence in 54 countries.

The following table sets forth, by geographic division, the number of language facilities in each of the countries in which the Company and its subsidiaries or franchisees operated centers as of December 31, 1998:

                                      Berlitz                            ELS and BOC
                                     Language                             facilities
                                      Centers                              (Company
                                  (Company owned)       Berlitz             owned)             ELS
                                                      Franchises                           Franchises          Total
                                  ----------------   --------------    ---------------    --------------    ------------
North America
  United States                        63                   4               37                  -               104
  Canada                                8                   -                1                  1                10
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      71                   4               38                  1               114
                               ----------------    -------------    ---------------    --------------    ------------
Asia
  Australia                             -                   -                -                  2                 2
  China                                 1                   -                -                  1                 2
  Hong Kong                             1                   -                -                  -                 1
  Indonesia                             -                   1                -                  2                 3
  Japan                                46                   3                1                  2                52
  Korea                                 1                   -                -                  5                 6
  Malaysia                              1                   -                -                  4                 5
  Singapore                             1                   -                -                  -                 1
  Taiwan                                1                   -                -                 12                13
  Thailand                              2                   -                -                  2                 4
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      54                   4                1                 30                89
                               ----------------    -------------    ---------------    --------------    ------------
Latin America
  Argentina                             5                   1                -                  2                 8
  Brazil                               17                   1                -                  1                19
  Chile                                 5                   1                -                  1                 7
  Colombia                              7                   -                -                  4                11
  Costa Rica                            -                   1                -                  1                 2
  Dominican Republic                    -                   1                -                  -                 1
  Guatemala                             -                   1                -                  -                 1
  Mexico                               19                   2                -                  -                21
  Panama                                -                   -                -                  1                 1
  Peru                                  1                   -                -                  -                 1
  Puerto Rico                           4                   -                -                  -                 4
  Uruguay                               1                   -                -                  -                 1
  Venezuela                             8                   -                -                  -                 8
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      67                   8                -                 10                85
                               ----------------    -------------    ---------------    --------------    ------------


                                Berlitz                             ELS and BOC
                                Language                             facilities
                                Centers                               (Company
                                (Company           Berlitz             owned)             ELS
                                 owned)           Franchises                          Franchises           Total
                              -------------    ---------------    ---------------    --------------    --------------

Western Europe
    Belgium                          10                  -                 -                  -                10
    Denmark                           2                  -                 -                  -                 2
    Finland                           1                  -                 -                  -                 1
    France                           16                  1                 -                  -                17
    Holland                           2                  -                 -                  -                 2
    Ireland                           1                  -                 -                  -                 1
    Italy                             6                  -                 -                  -                 6
    Norway                            1                  -                 -                  -                 1
    Portugal                          1                  -                 -                  -                 1
    Spain                            10                  -                 -                  -                10
    Sweden                            1                  -                 -                  -                 1
    United Kingdom                    5                  1                 1                  -                 7
                           --------------    --------------    ---------------    ---------------   ---------------
          Subtotal                   56                  2                 1                  -                59
                           --------------    --------------    ---------------    ---------------   ---------------
Central/Eastern Europe
    Austria                          7                  2                 -                  -                 9
    Croatia                          -                  1                 -                  -                 1
    Czech Republic                   5                  -                 -                  -                 5
    Egypt                            -                  1                 -                  1                 2
    Germany                         47                  2                 -                  -                49
    Greece                           1                  -                 -                  -                 1
    Hungary                          3                  -                 -                  -                 3
    Israel                           4                  -                 -                  -                 4
    Kuwait                           -                  1                 -                  1                 2
    Malta                            -                  1                 -                  -                 1
    Poland                           7                  -                 -                  -                 7
    Qatar                            -                  -                 -                  1                 1
    Saudi Arabia                     -                  -                 -                  2                 2
    Slovak Republic                  1                  1                 -                  -                 2
    Slovenia                         1                  -                 -                  -                 1
    Switzerland                      8                  -                 -                  -                 8
    Turkey                           -                  1                 -                  -                 1
    United Arab Emirates             -                  2                 -                  3                 5
                             --------------    --------------    ---------------    ---------------   ---------------
         Subtotal                   84                 12                 -                  8               104
                             --------------    --------------    ---------------    ---------------   ---------------

    Total                          332                 30                40                 49               451
                             ==============    ==============    ===============    ===============   ===============

The following tables set forth, by geographic division, the number of Company-owned and operated Berlitz language centers and the number of lessons given by these centers over the last five years:


                                      Number of Centers at December 31,
                                      ---------------------------------
                             1998        1997      1996      1995      1994
                             ----        ----      ----      ----      ----

    North America              71          71        70        72        72
    Western Europe             56          57        57        55        56
    Central/Eastern Europe     84          87        86        84        81
    Asia                       54          53        52        52        53
    Latin America              67          66        60        60        58
                              ---         ---       ---       ---       ---
       Total                  332         334       325       323       320
                              ===         ===       ===       ===       ===


                                      Number of Lessons (in thousands)
                                      --------------------------------
                             1998      1997       1996      1995      1994
                             ----      ----       ----      ----      ----
    North America           1,157       1,150     1,095     1,050     1,064
    Western Europe            981         924       896       897       835
    Central/Eastern Europe  1,347       1,251     1,160     1,084     1,017
    Asia                    1,040       1,040       939       935       946
    Latin America           1,301       1,183     1,049       981       911
                            -----       -----     -----     -----     -----
       Total                5,826       5,548     5,139     4,947     4,773
                            =====       =====     =====     =====     =====

In 1998, the United States, Japan, and Germany accounted for approximately 17%, 16% and 11% of lessons given and 34%, 17% and 11% of Language Instruction sales, respectively. Revenues from Language Instruction accounted for approximately 77%, 75% and 75% of total Company revenues in 1998, 1997 and 1996, respectively.

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

Language Instruction Programs. The Company offers several types of language instruction programs, which vary in cost, length and intensity of study. Approximately 41% of all tuition revenues in 1998 were from private lessons (excluding Total Immersion(R)). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion(R) courses, an intensive form of private instruction, accounted for approximately 4% of tuition revenues in 1998. Total Immersion(R) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group programs, together represented 55% of tuition revenues in 1998.

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

Included in the Language Instruction business are specialty areas that in the aggregate accounted for approximately 17% of the Company's revenues in 1998. Three such businesses, ELS, Berlitz on Campus(R) - Language Institute For English and Berlitz Study Abroad(R), combine intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. A fourth specialty program, Berlitz Jr.(R), provides complete language instruction programs to children in public and private schools throughout the world. A fifth business, Berlitz Cross Cultural, which typically provides cross-cultural training on a fee basis to corporate employees, complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

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

Competition. The language instruction industry is fragmented, varying significantly among different geographic locations. In addition to the Company, providers of language instruction generally include individual tutors, small language schools operated by individuals and public institutions, and franchisees of large language instruction companies. The smaller operations typically offer large group instruction and self-teaching materials for home study. Rather than compete with these smaller operators, the Company concentrates on its leading position in the higher-priced, business-oriented segment of the language instruction market through its offering of intensive and individualized instruction. No competitors in this market offer language instruction through wholly-owned operations on a worldwide basis. However, the Company does have a number of competitors organized on a franchise basis which, although not as geographically diverse as the Company, compete with it internationally.
The Company also faces significant competition in a number of local markets.

Translation Services

Berlitz Translations Services helps customers prepare their products for the world market faster and at less cost. Translations provides language-related document management services, including project management, high quality technical documentation translation, software localization (i.e. the translation of software-related products), software quality assurance ("SQA") testing and electronic publishing, and interpretation services. Translations Services represented approximately 19%, 21% and 21% of total Company revenues in 1998, 1997 and 1996, respectively. Translations' contribution to corporate revenues is expected to increase over the next few years through expansion of services, a continued focus on key customer accounts, and as a result of growing demand for software related services and technical documentation translation. In addition, Translations plans to deploy the latest telecommunication technology, including use of the Internet, to optimize internal operational efficiency and provide real-time customer information.

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


Publishing

The Company publishes pocket-size travel guides, language phrase books, bilingual dictionaries, children's language products, self-teaching language audio and language reference products. It is also involved in several licensing arrangements for products that use Berlitz content and trademarks and for which the Company receives royalties. The Publishing business accounted for approximately 3%, 3% and 4% of total Company revenues in 1998, 1997 and 1996, respectively. Approximately 41%, 35% and 43% of Publishing segment sales in 1998, 1997 and 1996, respectively, were in Europe.

Berlitz Books and Guides. Pocket-size, smaller format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. There are a total of 92 titles in this format published in English, plus more than 175 titles in other language editions. For titles published in multiple-languages, the Company reduces manufacturing costs by employing techniques that use the same graphics and layouts.

The Company's phrase books include common expressions, words, and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. There are a total of 72 phrase books published in 5 languages, of which 36 are for English-speaking travelers. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75-minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution for the books and audio products is generally handled by distributors appointed by Berlitz; by independent sales representatives; and, increasingly, by direct selling efforts, including e-commerce.

Berlitz Self-Teaching. The audio cassette and CD products produced by the Company are intended for the self-instruction language market and draw on the experience gained through operating language centers. In addition to a general language instruction curriculum, these products include products for children and courses for business people.

In addition to the audio cassette and CD products, the Company is presently involved in several licensing arrangements for products that use published Berlitz materials as the basis of electronic or software products (such as hand-held electronic reference products and CD-ROM computer software) for which the Company receives royalties.

The Company's Publishing segment plan includes the relaunching of existing product lines and the creation of new products that will compete in today's market place. For example, Berlitz publishes illustrated book and audiotape language learning products for children under the brand name BERLITZ KIDS(TM). In 1998, Berlitz began distribution of a new self-teaching language instruction product that superceded the Company's THINK & TALK(R) series, under the names BERLITZ TODAY and BERLITZ THINK & TALK(R).

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

Franchisees are granted franchises to operate Berlitz language centers in a specific territory, the size of which depends on demographic and geographic factors. Such sites are selected to improve the Company's geographic reach beyond areas in which the Company and other franchisees operate. Franchisees initially pay Berlitz an application fee of $5,000, and a franchise fee of $25,000 ($45,000 in Asia). Thereafter, franchisees pay Berlitz 10% (7.5% in Europe) of the language center's gross revenues in royalties, and 2% of gross revenues for advertising participation.

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

Employees

As of December 31, 1998, the Company employed 5,309 full-time employee and employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a part-time or freelance basis. Full-time employee equivalents are calculated by aggregating all part-time hours (excluding freelance translators) and dividing these by the average number of hours worked by a full-time employee.

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

The Uniform Offering Circular ("UFOC") of Berlitz Franchising Corporation and ELS Educational Services, Inc., each a wholly owned subsidiary of the Company, have been registered with various states as required. An "internationalized" version of the UFOC has been prepared and has been modified to comply with foreign law requirements where applicable.

ITEM 2.  Properties

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. The majority of the Company's facilities are leased. Total annual rental expense for the twelve months ended December 31, 1998, principally for leased facilities, was $32.3 million. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction. ELS and Berlitz on Campus locations typically consist of classroom and administrative space that is rented at various colleges and universities.

The following tables set forth, as of December 31, 1998, by geographic region, the number of facilities maintained in each region, the primary use of the Company's facility, whether owned or leased, and the aggregate square footage. No properties are subject to material encumbrances.

                                                  OWNED FACILITIES

                                                                         Other (principally
                             Language               Translation           headquarters and
                            Instruction               Services             administrative)              Total
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
                        Number                   Number                  Number                  Number
                        of         Square        of         Square       of         Square       of         Square
                        facilities footage       facilities footage      facilities footage      facilities footage
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
Region
Western Europe               2        3,401             -          -            -          -            2      3,401
Central/Eastern Europe
                             2        4,392             1      3,638            -          -            3      8,030
Latin America                5       19,396             -          -            -          -            5     19,396
                        ========== =========     ========== ========     ========== =========    ========== =========
Total                        9       27,189             1      3,638            -          -           10     30,827
                        ========== =========     ========== ========     ========== =========    ========== =========


                                                  LEASED FACILITIES


                                                                           Other (principally
                                                 Translation Services       headquarters and
                     Language Instruction                                   administrative)                Total
                    ----------- ------------     ---------- ----------    ---------- ----------    ---------- ------------
                    Number                       Number                   Number                   Number
                    of            Square         of         Square        of         Square        of           Square
                    facilities    footage        facilities  footage      facilities  footage      facilities   footage
                    ----------- ------------     ---------- ----------    ---------- ----------    ---------- ------------
Region
North America           110        488,200             4       20,965           6     113,192          120       622,357
Western Europe
                         54        169,952            10       67,503           6      17,340           70       254,795
Central/Eastern
  Europe                 82        230,300             1        6,673           4       9,031           87       246,004
Asia                     54        144,699             2       14,559           4       5,952           60       165,210
Latin America            62        246,185             1        3,229           4      12,994           67       262,408
                    =========== ============     ========== ==========    ========== ==========    ========== ============
Total                   362      1,279,336            18      112,929          24     158,509          404     1,550,774
                    =========== ============     ========== ==========    ========== ==========    ========== ============

ITEM 3.  Legal Proceedings

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders
No matters have been submitted to a vote of security holders during the fourth quarter of 1998.


Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers and Directors of the Registrant

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 1999.

Name, Age, Position with Registrant
                                           Business Experience


Soichiro Fukutake, 53                      Mr. Fukutake has served as Chairman
Chairman of the Board;                     of the Board of the Company since
Director (A) (E)                           February 1993. Mr. Fukutake joined
                                           Benesse in 1973, and since May 1986
                                           has served as its President and
                                           Representative Director. He also
                                           serves on the Board of Directors of
                                           a number of companies, private
                                           foundations and associations in
                                           Japan. Mr. Fukutake became a
                                           Director of the Company in February
                                           1993. His term will expire in 1999.

Hiromasa Yokoi, 59                         Mr. Yokoi was elected Vice Chairman
Vice  Chairman  of the Board,  Chief       of the Board and Chief Executive
Executive   Officer  and  President;       Officer of the Company in February
Director (A) (E)                           1993 and additionally was elected
                                           President effective on August 31,
                                           1993. Mr. Yokoi has served as a
                                           director of Benesse since June 1992
                                           and Director for Berlitz and North
                                           American Sector since April 1994.
                                           Prior to that, he served as General
                                           Manager of the Overseas Operations
                                           Division (formerly the International
                                           Division) of Benesse from October
                                           1990 to March 1994 and as General
                                           Manager of the President's Office of
                                           Benesse from July 1990 to September
                                           1990. Mr. Yokoi currently is also a
                                           Director of La Petite Academy and
                                           serves on its compensation
                                           committee. Mr. Yokoi has served as a
                                           Director of the Company since
                                           January 1991. His term will expire
                                           in 2000.

Susumu Kojima, 56                          Since 1993, Mr. Kojima has served in
Vice President,                            several positions with Berlitz,
Asia Language Services;                    including: Vice President, Asia
                                           Language Services (since March 2,
                                           1999); Executive Vice President,
                                           Asia Division (January 1, 1996 to
                                           March 1, 1999); Executive Vice
                                           President, Corporate Planning,
                                           (September 1993 to December 1995);
                                           and Senior Vice President, Corporate
                                           Planning (February 1993 to September
                                           1993). Mr. Kojima also served as a
                                           Director of Benesse from March 1993
                                           until June 1998. Prior to March
                                           1993, he was Joint General Manager
                                           of the Business Development
                                           Department of The Industrial Bank of
                                           Japan, Limited ("I.B.J.") from June
                                           1991 to February 1993. Between
                                           November 1987 and June 1991, he
                                           served as Senior Deputy General
                                           Manager, Industrial Research
                                           Department of I.B.J. after having
                                           served as Chief Representative of
                                           I.B.J.'s Washington Representative
                                           Office from September 1983. Mr.
                                           Kojima has served as a Director of
                                           the Company from February 1993 until
                                           his retirement from the Board on
                                           March 2, 1999.

Robert Minsky, 54                          Mr. Minsky has served as Executive
Executive Vice President,                  Vice President, Corporate Planning
Corporate Planning and Marketing;          and Marketing of the Company since
Director (A)                               August 1, 1997. Prior thereto, he
                                           served as Executive Vice President
                                           and Chief Operating Officer,
                                           Translations and Publishing of the
                                           Company from January 1, 1995 to
                                           December 31, 1997, as Executive Vice
                                           President, Translations of the
                                           Company from October 1, 1993 to
                                           January 1995, and as Chief Financial
                                           Officer of the Company from November
                                           1990 to January 1995. From November
                                           1990 to October 1993, he also served
                                           as Vice President. Mr. Minsky has
                                           served as a Director of the Company
                                           since April 1991. His term will
                                           expire in 1999.

Manuel Fernandez, 62                       Mr. Fernandez has served as
Executive Vice President and               Executive Vice President and Chief
Chief Operating Officer,                   Operating Officer-Worldwide Language
Worldwide Language                         Instruction of the Company since
Instruction;                               January 1, 1995. Prior thereto, he
Director                                   was Executive Vice President,
                                           Language Services of the Company
                                           from September 1993 to January 1995.
                                           He previously served as Vice
                                           President, European Operations of
                                           the Company and its predecessor,
                                           Berlitz Languages, from January 1983
                                           to September 1993. Mr. Fernandez was
                                           first employed by Berlitz Languages
                                           in 1963 and served in various
                                           positions until becoming Vice
                                           President in 1983. Mr. Fernandez
                                           served as a Director of the Company
                                           from July 1993 until his retirement
                                           from the Board on March 2,

                                           1999. Mr. Fernandez will retire from
                                           the Company effective March 31,
                                           1999, and his successor will be Mr.
                                           Mako Obara.

Mako Obara, 55                             Mr. Obara joined Berlitz
Executive Vice President                   International, Inc. as Executive
                                           Vice President on January 1, 1999,
                                           and was elected Chief Operating
                                           Officer, Worldwide Language Services
                                           (as successor to Mr. Fernandez)
                                           effective March 31, 1999. From March
                                           1998 to January 1999, Mr. Obara
                                           served as President and Chief
                                           Executive Officer of Benesse
                                           Holdings International, Inc. From
                                           1985 to February 1998, Mr. Obara
                                           served as Vice President of
                                           Citibank/Citicorp, Private Banking
                                           (1992 to 1998); Vice President and
                                           Senior Banker, Citicorp Venture
                                           Capital (1989 to 1991); Vice
                                           President and Senior Banker, World
                                           Corporation Group of
                                           Citibank/Citicorp (1987 to 1989);
                                           and Vice President and Executive
                                           Director, Citibank/Citicorp Mexico
                                           (1985 to 1987). From 1978 to 1985,
                                           Mr. Obara held positions of Section
                                           Manager and Deputy General Manager
                                           with the Mitsubishi Corporation. He
                                           currently serves on the Board of
                                           Directors of Technology Educational
                                           Network, and Benesse Holdings
                                           International, Inc. On March 2,
                                           1999, Mr. Obara was elected to the
                                           Company's Board of Directors as the
                                           successor to Mr. Fernandez. His term
                                           will expire in 1999.

Henry D. James, 61                         Mr. James has served as Executive
Executive Vice President and               Vice President and Chief Financial
Chief Financial Officer;                   Officer of the Company since
Director                                   November 21, 1995, and as its Vice
                                           President and Chief Financial
                                           Officer from January 1, 1995 to
                                           November 1995. He previously served
                                           as Vice President and Controller of
                                           the Company and its predecessor,
                                           Berlitz Languages, since 1981. Mr.
                                           James joined Berlitz Languages in
                                           1977 and served as Controller with
                                           that company prior to 1981. Mr.
                                           James has served as a Director of
                                           the Company since November 21, 1995.
                                           His term will expire in 2000.


James Lewis, 41                            Mr. Lewis has served as Executive
Executive Vice President and Chief         Vice President and Chief Operating
Operating Officer, Worldwide               Officer, Worldwide Translation
Translation Services                       Services, since January 1, 1999,
                                           prior to which he was Vice
                                           President, Worldwide Translations
                                           since September 1, 1997. Previously,
                                           Mr. Lewis most recently served in a
                                           number of executive level positions
                                           with Globalink, Inc., including
                                           President and Director (1995 to
                                           1997) and Vice President, Worldwide
                                           Sales and Marketing (1995); Vice
                                           President, Marketing of MAXM Systems
                                           Corporation (1994 to 1995); and Vice
                                           President, International Operations,
                                           Landmark Systems Corporation (1992
                                           to 1994). During the period of 1983
                                           to 1992, Mr. Lewis held a
                                           number of management positions with
                                           Ashton-Tate Corporation, and Peter
                                           Norton Computing. On March 2, 1999,
                                           Mr. Lewis was elected to the
                                           Company's Board of Directors as the
                                           successor to Mr. Kojima. His term
                                           will expire in 1999.

Takuro Isoda, 63                           Mr. Isoda has served as a Senior
Director                                   Advisor for Nippon Investment &
(B)(C)(D)                                  Finance Co. Ltd. since July 1998,
                                           and previously served as its
                                           Chairman from June 1994 and its
                                           President from January 1990 to May
                                           1994. Prior to that, Mr. Isoda
                                           served in various positions with
                                           Daiwa Securities since first joining
                                           the company in 1959, including, most
                                           recently, Chairman & CEO of Daiwa
                                           Securities of America, Inc., New
                                           York (January 1985 to January 1990),
                                           and Senior Managing Director of
                                           Daiwa Securities Co., Ltd., Tokyo
                                           (December 1988 to January 1990). Mr.
                                           Isoda currently serves on the boards
                                           of the New Business Conference,
                                           Tokyo (as Director); Webster
                                           Communications Corporation Plc.,
                                           Wiltshire, UK (as an Advisor); and
                                           Americans for Indian Opportunity,
                                           New Mexico (as an International
                                           Advisor). Mr. Isoda has served as a
                                           Director of the Company since June
                                           1998. His term will expire in 2000.



Edward G. Nelson, 67                       Since January 1985, Mr. Nelson has
Director                                   served as Chairman and President of
(B)(C)(D)(E)                               Nelson Capital Corporation. From
                                           1983 to 1985, he was Chairman and
                                           Chief Executive Officer of Commerce
                                           Union Corporation. He also serves on
                                           the Board of Directors of ClinTrials
                                           Research, Inc., Central Parking
                                           System and Advocat, Inc. He is a
                                           trustee of Vanderbilt University.
                                           Mr. Nelson became a Director of the
                                           Company in February 1993. His term
                                           will expire in 2000.

Robert L. Purdum, 63                       Mr. Purdum is the retired Chairman
Director (B)(C)(D)(E)                      of the Board of Armco, Inc. and
                                           currently is an independent
                                           consultant and partner with American
                                           Industrial Partners, a private
                                           investment company located in New
                                           York and San Francisco. During his
                                           Armco career, he served in various
                                           positions since first joining Armco
                                           in 1962, including Chairman and
                                           Chief Executive Officer (November
                                           1990 to December 1993), President
                                           and Chief Executive Officer (April
                                           1990 to November 1990), President
                                           (October 1986 to April 1990), Chief
                                           Operating Officer (February 1985 to
                                           October 1986) and Chief Executive
                                           Officer - Steel Group (November 1982
                                           to February 1985). Mr. Purdum has
                                           also served on the Board of
                                           Directors of Holophane Corporation
                                           since 1994.

                                           In addition, he is a member of the
                                           Board of Trustees of Kettering
                                           University. Mr. Purdum has served as
                                           a Director of the Company since
                                           August 1994. His term will expire in
                                           2000.

Kazuo Yamakawa, 59                         Mr. Yamakawa has served as Director
Director                                   of Benesse Corporation and has
                                           supervised its General
                                           Administration and Accounting
                                           Departments since June 1995. He also
                                           has served as General Manager of
                                           Benesse's Accounting Department
                                           since January 1996. Since joining
                                           Benesse in April 1995, he served as
                                           Counselor until June 1995. Prior to
                                           that, Mr. Yamakawa served in various
                                           positions with The Shokochukin Bank,
                                           including Director (April 1993 to
                                           March 1995), General Manager of its
                                           Tokyo Branch (April 1993 to March
                                           1995), General Manager of the
                                           International Department (October
                                           1991 to March 1993) and General
                                           Manager of its New York branch
                                           (April 1988 to September 1991). Mr.
                                           Yamakawa became a Director of the
                                           Company in May 1996. Mr. Yamakawa
                                           will retire from the Board effective
                                           upon the election of his successor
                                           at the Annual Meeting of
                                           Shareholders to be held on June 8,
                                           1999.

Robert C. Hendon, Jr., 61                  Mr. Hendon has served as Vice
Vice President,  General Counsel and       President, Legal Department of the
Secretary                                  Company since January 1, 1995 and as
                                           Secretary and General Counsel of the
                                           Company since April 1992. Prior
                                           thereto, he was first an associate
                                           then a partner at the law firm of
                                           Waller Lansden Dortch & Davis from
                                           1964 until April 1992.

Anthony Tedesco, 56                        Mr. Tedesco has served as Senior
Senior Vice President,                     Vice President, Worldwide Language
Worldwide Language Services                Services, since January 1, 1999,
                                           prior to which he was Senior Vice
                                           President, Worldwide Language
                                           Instruction of the Company since
                                           October 1, 1997. Prior thereto, he
                                           served as Vice-President, North
                                           American Division, from October 1994
                                           to October 1997, as Vice President,
                                           East Asian Division of the Company,
                                           from July 1993 to October 1994, and
                                           as Vice President, North American
                                           Division of the Company from October
                                           1989 to July 1993. Prior thereto,
                                           Mr. Tedesco served as Vice
                                           President, North American Division
                                           of Berlitz Languages from his
                                           initial employment in 1983.

Ellen Adler, 43                            Ms. Adler has served as Vice
Vice President, Worldwide Publishing       President, Worldwide Publishing of
                                           the Company since October 1, 1997.
                                           Prior thereto, she served in various
                                           positions with the Company
                                           including Managing Director, North
                                           America Publishing (January 1996 to
                                           September 1997), Publisher, North
                                           and south America (January 1994 to
                                           December 1995), Director of Berlitz
                                           Publishing, Inc. (July 1989 to
                                           December 1993), and Director of
                                           Operations, USA (November 1988 to
                                           July 1989)


Jose Alvarino, 59                          Mr. Alvarino has been Vice
Vice President                             President, Latin America Languages
                                           Services, since January 1, 1999,
                                           prior to which he was Vice
                                           President, Latin American Division
                                           of the Company since October 1989.
                                           Prior thereto, he served in the same
                                           capacity with Berlitz Languages from
                                           1985 until October 1989. Mr.
                                           Alvarino was first employed by
                                           Berlitz Languages in 1970 and served
                                           in various positions from that time
                                           until being appointed Vice President
                                           in 1985.

Mark Harris, 45                            Mr. Harris has served as Vice
Vice President                             President, North America Language
                                           Services, since January 1, 1999,
                                           prior to which he was Vice
                                           President, North America Division of
                                           the Company since October 1, 1997.
                                           Prior thereto, he served in various
                                           positions with the Company,
                                           including Managing Director of
                                           Berlitz on Campus (September 1993 to
                                           September 1997) and Berlitz Regional
                                           Manager, New Business Development,
                                           Far East (May 1987 through August
                                           1993). Mr. Harris was first employed
                                           by Berlitz Languages in 1978.

Brian Kelly, 51                            Mr. Kelly has served as Vice
Vice President                             President, Europe Translations
                                           Services since January 1, 1999 and
                                           as Vice President, Western Europe
                                           Division of the Company from January
                                           1996 until January 1, 1999 and as
                                           General Manager, Translations
                                           Services Europe since January 1993.
                                           Prior to that he was Managing
                                           Director of Softrans International
                                           Ltd., of which the Company acquired
                                           a 51% ownership interest in December
                                           1991 and the remaining 49% in 1994.
                                           Mr. Kelly founded Softrans in 1984
                                           and prior to that held senior
                                           management positions with Apple
                                           Computer and Data General.

Wolfgang Wiedeler, 53                      Mr. Wiedeler has been Vice
Vice President                             President, Europe Language Services,
                                           since January 1, 1999, prior to
                                           which he was Vice President,
                                           Central/Eastern Europe Division of
                                           Company since January 1, 1995, and
                                           Vice President, Language
                                           Instruction, European Division of
                                           the Company from September 1993 to
                                           December 1995. From May 1992 to
                                           September 1993 he was Vice
                                           President, Central/Eastern European
                                           Operations. Prior thereto, he served
                                           as Divisional

                                           Manager of German-speaking countries
                                           since October 1989. Prior thereto he
                                           served in the same capacity for
                                           Berlitz Languages from his initial
                                           employment in 1984.

(A) member of the Executive Committee of the Board of Directors
(B) member of the Audit Committee
(C) member of the Compensation Committee
(D) member of the Disinterested Directors Committee
(E) member of the Nominating Committee

The Company's Disinterested Directors Committee evaluates all significant transactions between the Company and Benesse. There is no family relationship between any of the Directors or Executive Officers of the Company.

Berlitz has expanded its Board of Directors on March 11, 1999 in connection with the issuance of convertible debentures to two affiliates of Apollo Advisors, L.P. ("Apollo"), and has selected Mr. Antony P. Ressler and Mr. Laurence M. Berg, both partners of Apollo, to join the Company's Board.

Mr. Ressler, 38, is a senior partner at Apollo (and one of its founding principals in 1990). Apollo, together with its affiliates (including Apollo Management IV, L.P.), act as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P., Apollo Investment Fund III, L.P. and Apollo Investment Fund IV, L.P., which are private securities investment funds, and of Lim Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1990, Mr. Ressler served as a Senior Vice President in the Investment Banking Division of Drexel Burnham Lambert Incorporated. Mr. Ressler serves on several boards of directors including: Allied Waste Industries, Inc.; Koo Koo Roo Enterprises, Inc.; United International Holdings, Inc.; and Vail Resorts, Inc. Mr. Ressler is also the Vice Chairman of LEARN (the Los Angeles Education Alliance for Reform
Now), the largest public school reform movement in the United States, and a member of the Executive Committee of the board of directors of the Jonsson Comprehensive Cancer Center at the UCLA Medical Center. Mr. Ressler has also served on the board of the Los Angeles Chapter of Cities in Schools, a national organization focused on dropout prevention and the Capital Campaign Committee for the Los Angeles Child Guidance Clinic, a clinic for emotionally disturbed children aged 18 months to 21 years. Mr. Ressler received his B.S.F.S. from Georgetown University's School of Foreign Service and received his MBA from Columbia University Graduate School of Business.

Mr. Berg, 32, has been associated with Apollo since 1992 and a partner since 1995. Prior thereto, Mr. Berg was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Berg is a director of Continental Graphics Holdings, Inc.; Mariner Post Acute Network, Inc.; and Rent-A-Center, Inc. Mr. Berg received his MBA from the Harvard Business School and received his BS in economics from the University of Pennsylvania's Wharton School of Business.

Significant Employees of the Registrant

The following table sets forth certain information concerning certain significant employees of the Company as of March 1, 1999.

Frank Garton, 52                           Mr. Garton has served as Vice
Vice President                             President, Franchising of the
                                           Company since March 1995. Prior to
                                           that, he was Director of Worldwide
                                           Franchise Sales and Corporate
                                           Development for King Bear
                                           Enterprises from 1987 to 1995. From
                                           1978 to 1987, Mr. Garton was
                                           President and Chief Executive
                                           Officer of Regeneration, Inc., an
                                           automotive components manufacturing
                                           company with internationally
                                           franchised manufacturing processes.



                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, such dividends were subject to restrictions set forth in the Company's August 28, 1997 credit agreement (the "Bank Facility"). As a result, the Company has not paid dividends during the term of such debt facilities. On March 11, 1999, the Company terminated the Bank Facility in connection with the issuance of convertible debentures both to Benesse Holdings, Inc. ("BHI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), and to Apollo Management IV, L.P. (See "Management's Discussion and Analysis - Liquidity and Capital Resources"). The Company does not have any present intention to commence paying dividends following this issuance of convertible debentures. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were [ ] holders of record of Common Stock as of March 17, 1999.

The sales prices per share of Common Stock as reported by the NYSE for each quarter during the period from January 1, 1997 until December 31, 1998 ranged as follows:

                                                             Price per Share
                                                             ---------------
                                                              High     Low
                                                              ----     ---
         First Quarter 1998                                   $27 3/8  $25 1/2
         Second Quarter 1998                                  $28 7/16 $27
         Third Quarter 1998                                   $28 1/8  $26 5/16
         Fourth Quarter 1998                                  $30 5/8  $25 1/2

         First Quarter 1997                                   $22 3/8  $18 5/8
         Second Quarter 1997                                  $25 1/4  $22 3/8
         Third Quarter 1997                                   $26 3/4  $24 9/16
         Fourth Quarter 1997                                  $27 5/16 $25 1/2

No Common Stock dividends were declared or paid for 1997 or 1998.

On April 29, 1997, the Company and BHI (formerly Fukutake Holdings (America),
Inc), signed a definitive contract whereby the Company agreed to sell to BHI 250,000 shares of the Company's Common Stock for $6,110,000, or $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction. Since this offering was made to a single shareholder who is the majority shareholder of the Company, the transaction was deemed to be a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used for general corporate purposes. Following this private placement, Benesse beneficially owned 6,985,338 shares, which represented 73.3%, of the 9,529,788 shares of Common Stock outstanding at December 31, 1997 and 1998.

ITEM 6.  Selected Financial Data

                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)


                                                              Year Ended December 31,
                                             -------------------------------------------------------
                                             1998         1997          1996          1995       1994
                                             ----         ----          ----          ----       ----
Income Statement Data:
Sales of services and
products sold                             $  436,303  $  397,209   $  369,622    $   354,509  $ 303,287
                                          ----------  ----------   ----------    -----------  ---------
Cost and expenses:
  Cost of services and
       products sold                         258,903     236,521      222,313        216,443    182,922
  Selling, general and
      administrative                         137,086     123,444      113,695        105,039     91,703
  Amortization of publishing rights,
      excess of cost over net assets
      acquired and other intangibles          17,265      14,183       12,746         13,425     12,750
   Other (income) expense, net                15,370      10,008        8,054          8,826      8,070
                                          ----------  ----------   ----------    -----------  ---------
     Total costs and expenses                428,624     384,156      356,808        343,733    295,445
                                          ----------  ----------   ----------    -----------  ---------
  Income (loss) before income taxes,
    minority interest,  and
    extraordinary item                    $    7,679   $  13,053   $   12,814    $    10,776  $   7,842
                                          ==========  ==========   ==========    ===========  =========
  Minority interest-income/(expense)      $       68   $    (613)  $   (1,503)   $    (1,106) $    (738)
                                          ==========  ==========   ==========    ===========  =========
  Extraordinary loss(1)                   $        -   $  (6,285)  $        -    $         -  $        -
                                          ==========  ==========   ==========    ===========  =========
  Net income (loss)                       $    2,082   $    (934)  $    3,803    $     2,270  $     909
                                          ==========  ==========   ==========    ===========  =========

Earnings (loss) per  share (both basic and diluted):
  Income (loss) before extraordinary
    item and cumulative effect of change
    in accounting  principle               $    0.22   $    0.56   $     0.40    $      0.23  $    0.09
  Extraordinary loss                               -       (0.66)           -              -          -
                                          ----------  ----------   ----------    -----------  ---------
  Earnings (loss) per  share              $     0.22   $   (0.10)   $    0.40    $      0.23  $    0.09
                                          ==========  ==========   ==========    ===========  =========

Average number of shares (000)                 9,530       9,550        9,569         10,033     10,033
                                          ==========  ==========   ==========    ===========  =========

Balance sheet data (at year end):
Total assets(1)                           $  663,461  $  661,515   $  561,245    $   576,930  $ 582,005
Long-term debt(1)                         $  129,387  $  142,369   $   56,353    $    67,081  $  78,420
Shareholders' equity                      $  354,986  $  346,978   $  357,407    $   370,416  $ 367,235

Other data:

Dividends declared                        $        -  $        -   $        -    $         -  $       -
                                          ==========  ==========   ==========    ===========  =========
Language lessons given
     during year (000)                         5,826       5,548        5,139          4,947      4,773
Company-operated language
     centers at year end                         332         334          325            323        320
Growth (decline) in same center
     sales from year to year(2)                  4.8%        7.5%         6.0%           3.0%       6.3%


(1) On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. Such post-closing adjustments aggregated $1.3 million and were paid to the sellers in January 1998. The Company also incurred various transaction-related expenditures. Consequently, included in the increase in total assets from December 31, 1996 to December 31, 1997 was $103 million in intangibles related to the ELS acquisition.

     Financing for the transaction, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility") consisting of term loans and a revolving credit facility, as amended, aggregating $190 million. In connection with this refinancing, the Company incurred an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs. Long-term debt increased from 1996 to 1997 due to the inclusion at December 31, 1997 of $160 million, including $17.7 million in current maturities, outstanding under the Bank Facility.

(2) Indicates year-over-year increase (decrease), excluding the impact of foreign currency rate fluctuations, in sales by language centers which were operating during the entirety of both years being compared.

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

General Overview

The Company's operations are conducted primarily through the following business segments: Language Instruction, Translation Services, and Publishing. The Company's sales grew from $369.6 million in 1996 to $436.3 million in 1998, a compound annual growth rate of 8.6%. Its earnings per share (both basic and diluted), before extraordinary items, dropped from $0.40 to $0.22 in the same three-year period, favorably impacted by higher operating profits, but hurt by additional interest expense associated with the financing of the Company's August 1997 acquisition of ELS Educational Services, Inc., and by net foreign exchange losses.

The following table shows the Company's income and expense data as a percentage of sales:

                                                                                     Year Ended December 31,
                                                                          -------------------------------------------
                                                                          1998               1997                1996
                                                                          ----               ----                ----

Sales of Services and Products                                           100.0%             100.0%              100.0%
                                                                         ------             ------              ------
Costs of services and products sold (1)                                   59.3               59.5                60.1
Selling, general and administrative (2)                                   31.4               31.1                30.8
Amortization of publishing rights
   excess of cost over net assets acquired,
   and other intangibles                                                   4.0                3.6                 3.4
Interest expense on long-term debt                                         2.5                2.1                 2.1
Interest expense to affiliate                                              0.5                0.5                 0.5
Other (income), net                                                        0.5               (0.1)               (0.3)
                                                                         ------             ------              ------
         Total costs and expenses                                         98.2               96.7                96.6
                                                                         ------             ------              ------

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                                                      1.8                3.3                 3.4
Income tax expense                                                         1.3                1.8                 2.0
Minority interest                                                           --                0.2                 0.4
                                                                         ------             ------              ------

Income before extraordinary item                                           0.5                1.3                 1.0

Extraordinary loss from early extinguishment
  of debt, net of tax benefit                                               --               (1.6)                 --
                                                                         ------             ------              ------

Net (loss) income                                                          0.5%              (0.3)%               1.0%


(1) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance, depreciation and other center operating expenses.
(2) Consists primarily of administrative salaries, marketing and advertising expenses, and other headquarters related expenses.

The Company's recent growth is attributable to a number of factors, including the purchase of a significant new subsidiary. On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95.0 million (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. Such post-closing adjustments aggregated $1.3 million and were paid to the sellers in January 1998. The Company also incurred various transaction-related expenditures. Financing for the transaction, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility") consisting of term loans and a revolving credit facility aggregating $165 million at the Closing Date. ELS contributed $53.4 million and $19.9 million, respectively, in post acquisition revenues for the years ended December 31, 1998 and 1997.

The Company's operations have also benefited in recent years from a number of global trends which have increased the demand for the Company's services. For example, the opening of Central and Eastern Europe to capitalism and the economic growth experienced in Latin America have contributed to increased international business activity and the use of English worldwide as a business language. Another example is the market for software localization and technical translations services, an area in which the Company's Translations segment is a global leader. This market has increased rapidly as software programs have proliferated and have been translated into numerous language versions, and as the Company's customers have increasingly outsourced the software localization process.

Internal actions have also helped the Company grow. For example, in Language Instruction, the Company continued to expand several niche programs, including cross-cultural services, Berlitz Jr(R), Berlitz on Campus(R) and Berlitz Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. The Company has also increased its emphasis on more profitable semi-private and group lessons, and has increased the number of Company-owned language center locations, adding 27 new Berlitz language centers and deleting 13 over the three-year period ended December 31, 1998. To further increase its market presence, the Company has utilized franchising and joint ventures in emerging and secondary markets. From commencement of its operations through December 31, 1998, the Company's franchising business segment has granted 50 Berlitz franchises, 30 of which have opened as of December 1998.

In the Translations segment, there has been a continued focus on large corporate accounts, development of new customers, superior customer satisfaction, and the expansion of services, including a continuing commitment to the information technology industry, software localization, and software testing services. As Translations Services grows, the Company will seek to continue improving the profitability of the segment through (i) the deployment of latest telecommunication technology, including the use of the Internet, to optimize internal operational efficiency and provide real time customer information; (ii) increasing productivity through the use of more advanced computer-aided translation tools; (iii) continuing to centralize certain non-linguistic functions, such as software engineering, software quality assurance and desktop publishing; and (iv) hiring, training and retaining the highest quality industry talent available in the industry.

The publishing segment's recent performance has been disappointing, having been hurt in 1996 and 1997 by a number of factors. These included: significant transition problems related to the move of editorial and production functions from the United Kingdom to the United States; the absence of new products and out-of-stock situations for certain products; a challenging competitive environment; and limitations of inventory management systems. However, certain positive events beginning toward the end of 1997 have set the stage for a turnaround. For example, a new Publishing organization structure has been established with new executive and senior management. An integrated inventory control and accounting system is now in place and new analytical tools are being developed. Having articulated a new business plan to customers and partners in all key markets, 1998 results show strong growth in traditional markets.

Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For the three years ended December 31, 1998, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 68%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As a result, changes in exchange rates affected the comparisons of the Company's earnings from period to period, adversely affecting 1996's, 1997's, and 1998's financial results when the dollar generally strengthened. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales and EBITA(1) during the periods presented:

                                             Percentage Growth (Decline)
                                              Year Ended December 31,
                                              -----------------------
                                          1998          1997           1996
                                          ----          ----           ----
     Sales:
          Operations (2)                 14.2%          14.0%          9.0%
          Exchange                       (4.4)          (6.5)         (4.7)
                Total                     9.8%           7.5%          4.3%
     EBITA:
          Operations (2)                 14.9%          17.8           7.8%
          Exchange                       (7.2)          (7.0)         (6.0)
                Total                     7.7%          10.8%          1.8%

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

For the year ended December 31, 1998, Japan contributed $58.3 million, or 13.4%, toward total Company revenues, while the rest of the Asia division contributed $5.2 million, or 1.2%, towards sales. Furthermore, in the North America division, approximately 40% of ELS/Berlitz on Campus' annual enrollments for the year ended December 31, 1998 originated from the Far East. Due to this geographic presence in Asia, the Company is exposed to the economic turmoil affecting the Asian region, and management therefore continues to focus on action steps designed to mitigate any future impact. These include implementing cost control measures, maximizing economies of scale, and intensifying emphasis on revenues generation from the Company's other geographic divisions.

The year to year comparison of the results of operations are discussed in further detail in the sections which follow.

Year Ended December 31, 1998 vs. Year Ended December 31, 1997
-------------------------------------------------------------

Sales for the twelve months ended December 31, 1998 were $436.3 million, 9.8% above the same period in the prior year. This improvement was due to increases from operating activity in all business segments, as well as a full year of results for ELS, which was purchased on August 28, 1997. Such increases were partially offset by unfavorable exchange rate fluctuations of $17.5 million, which resulted from a strengthened dollar against virtually all foreign currencies (most significantly the Japanese yen, Mexican peso, Irish punt, Brazilian real, Colombian peso and German mark). Excluding the results of ELS and the effects of exchange rate fluctuations, sales increased from the prior year by 6.1%.

Language Instruction sales for the year ended December 31, 1998 were $335.5 million, 12.5% above 1997. The year-to-date fluctuations primarily resulted from increase volume and average revenue per lesson ("ARPL") and a full year of ELS' results, partly offset by reduced intensive English program revenues originating from Asia and unfavorable exchange rate fluctuations of $14.1 million. Excluding the results of ELS and the effects of unfavorable exchange rate fluctuations, revenues increased 6.4% from the prior year.

On a geographic basis, Language Instruction revenue increased in all divisions except Asia. The increase in Latin American revenues ($3.3 million, or 6.7%) was primarily attributable to volume and ARPL increases in Mexico, Brazil, Venezuela and Colombia, partially offset by unfavorable exchange rate fluctuations of $5.5 million. Central/Eastern Europe's increase ($5.3 million, or 9.1%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Poland, and Israel, partially offset by unfavorable exchange rate fluctuations ($2.0 million, principally versus the German mark, Polish zloty and Israeli shekel). Western Europe sales increased by $1.7 million due mainly to volume growth in France and Italy, which was partially offset by unfavorable exchange rate fluctuations of $0.9 million, and volume decreases in England and Belgium. Asia's revenues declined $4.3 million due to unfavorable exchange rate fluctuations of $5.6 million. Revenues in North America in 1998 included twelve months of ELS results totaling $53.4 million, as compared to only post-acquisition revenues of $19.9 million for ELS in 1997. Excluding the results of ELS, North America's sales declined by $2.6 million, primarily due to reductions in business originating from the Far East, principally Korea and Japan.

During the twelve-month period ended December 31, 1998, the number of lessons given at language centers (exclusive of ELS/BOC programs) was approximately 5.8 million, up 5.0% from 1997, reflecting increases in most divisions. Lesson volume in North America increased 0.6% from the prior year, reflecting [ ].. Despite the current economic recession, in Asia lesson volume remained flat with 1997, [primarily reflecting the positive effects of special sales campaigns in Japan and expansion in new Asian markets.] Lesson volume in Latin America increased by 9.9% from prior year, primarily reflecting strong growth in Mexico, Peru and
Venezuela. [ADD DISCUSSION ON THE ECONOMIC CONDITIONS IN BRAZIL             ]
Lesson volume in Central/Eastern Europe increased 7.7% over the prior year, primarily reflecting growth in Germany, Poland and Israel. Lesson volume in Western Europe rose 6.2% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy. The increase is partially offset by a 24.1% decrease in lesson volume in England due [in part to a decline in activity from overseas students applying for the Berlitz Study Abroad program.]

For the year ended December 31, 1998, ARPL was $40.87, as compared to $41.71 in 1997. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.17, [and was negatively affected by changes in the client and lesson product mix in France and Spain [ALSO DISCUSS ASIA]. Excluding the effects of exchange rate fluctuations the ARPL increased 3.2% over prior year. ARPL ranged from a high of approximately $58.89 in Brazil to a low of $13.77 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

During the twelve months ended December 31, 1998, the Company opened a branch in China and six Company-owned language centers in Italy, Japan, Malaysia, Mexico and the United States. Same center sales (i.e. sales by centers which were operating during the entirety of both years being compared) grew by 4.8% over 1997, excluding the impact of foreign currency rate fluctuations.

Translation segment sales were $84.8 million for the twelve-month period ended December 31, 1998, an increase of $0.6 million, or 0.7%, from 1997. Excluding the unfavorable effects of exchange rate fluctuations of $3.3 million, sales grew $3.9 million, or 4.6%. The Asia crisis impacted revenue on certain key accounts as customers changed product release decisions away from the Asian languages. This shortfall, estimated at approximately $10.0 million, was offset by increased volume from new accounts in the U.S., new business in certain emerging markets and increased volume as a result of an acquisition in France consummated in June 1998.

Publishing segment sales were $14.8 million for the twelve months ended December 31, 1998, compared with $13.6 million in 1997. The increase is due to a large sale of German market versions of Think and Talk(R). Additionally, strong increases in trade bookstore sales in several key markets were offset by a decline in the direct response business in North America. Exchange rate fluctuations were not significant.

Other sales, consisting of franchising activity, were $1.3 million in 1998 compared with $1.0 million in the prior year. The Company opened 16 Berlitz franchises during 1998 in Austria, Chile, Croatia, Egypt, France, Germany, Guatemala, Kuwait, Malta, Mexico, Slovakia, Turkey, the United Arab Emirate, and the U.S., and two ELS franchises in Costa Rica and Panama.

The Company's cost of service and products sold as a percentage of sales for the twelve months ended December 31, 1998 was 59.3%, compared to 59.5% for 1997. The change reflects the effect of improved margins in the Translations and Publishing segments. Selling, general and administrative expenses as a percentage of sales were 31.4% in 1998, compared with 31.0% in the comparable prior year period. The increase reflects higher administrative salary percentages.

EBITA for the twelve months ended December 31, 1998 was $40.3 million, or 9.2% of sales, compared to $37.2 million, or 9.4% of sales, in the same prior year period. A discussion by business segment follows.

Instruction segment EBITA for the twelve months ended December 31, 1998 was $62.3 million, or 18.6% of segment sales, compared to $60.8 million, or 20.4% of segment sales, in the comparable prior year period. The comparison to prior year was impacted by unfavorable exchange rate fluctuations of $3.3 million, caused mainly by Latin America and Japan. EBITA in 1998 included twelve months of ELS results totaling $4.9 million, as compared to only post-acquisition EBITA of $1.8 million for 1997. Excluding the results of ELS, the Instruction segment's EBITA margin was 20.4% in 1998, compared with 21.2% in 1997.

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments in 1998 of approximately 27%, primarily due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in 1998 which was $1.8 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for the Asia division, which despite flat lesson volume and a relatively flat fourth quarter, exhibited a 1998 full year EBITA decline of $1.7 million (exclusive of unfavorable exchange rate fluctuations of $0.8 million). This decline was largely due to higher administrative salaries and rent expense in Japan. The Company continues to focus on measures designed to protect Asia's Instruction EBITA.

Excluding the effects of exchange fluctuations, Latin America and Central/Eastern Europe divisions had EBITA increases of $3.4 million and $3.3 million, respectively, over prior year. The increases are mainly attributable to lesson and price increases in Germany, Mexico, Brazil and Venezuela. Excluding exchange rate fluctuations, Western Europe's EBITA was $0.7 million higher than prior year, primarily due to sale increases in Italy and France.

Translation segment EBITA for the twelve months ended December 31, 1998 was $10.2 million, or 12.0% of segment sales, compared to $7.7 million, or 9.1% of segment sales, in the prior year; this represented an increase of 31.6% over 1997. Despite the Asian economic situation, a significant portion of the EBITA improvement was recognized in the Asian countries due to reorganization efforts and improved production efficiencies. In addition, Germany, the U.S. and certain western European countries experienced improved operating margins. These positive results were partially offset by lower margins and sales volume in Ireland.

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

Publishing segment EBITA for 1998 was $1.3 million, compared to $0.6 million in the prior year. The EBITA margin increased to 9.0% from 4.4% in the prior year. The increase is due in part to the volume increase in the German market.

EBITA for franchising activity was breakeven in 1998, compared with an EBITA loss of $0.7 million in the prior year. These results still reflect the start-up nature of this operation, as the Company is not yet collecting significant royalty income.

Non-segment related corporate expenses included in EBITA were $33.5 million for the 1998 full year, compared with $31.1 million in the same prior year period. This change was primarily due to increases in administrative salaries.

Amortization of intangibles increased $3.1 million, or 21.7%, over 1997, as a result of higher intangible assets arising from the acquisition of ELS. Additionally, interest expense on long-term debt in 1998 rose $2.4 million, or 28.5%, from 1997, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. Other expense, net for the twelve months ended December 31, 1998 increased by $2.7 million over the prior year, due largely to higher foreign exchange losses, losses on disposal of fixed assets, and non-operating taxes.

The Company recorded an income tax expense of $5.7 million, or an effective rate of 73.8%, during the current period. This compared to an income tax expense of $7.1 million, or an effective rate of 54.3%, in the prior year. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.


Year ended December 31, 1997 vs. Year ended December 31, 1996
-------------------------------------------------------------

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

Language Instruction sales for the twelve months ended December 31, 1997 were $298.3 million, 8.0% above the same period in 1996. This improvement was primarily due to volume and ARPL increases in most countries and $19.9 million in post-acquisition results for ELS, partially offset by unfavorable exchange rate fluctuations of $20.7 million. Excluding the unfavorable exchange rate fluctuations and ELS acquisition, revenues increased 8.3% from the prior year.

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

Instruction segment EBITA, excluding franchising activity, for the twelve months ended December 31, 1997 was $60.8 million, or 20.4% of segment sales, compared to $54.3 million, or 19.7% of segment sales, in the same prior year period. This improvement was largely due to increased lesson volume, improvements in ARPL, and general efforts to reduce expenses.

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

An EBITA loss of $0.7 million was recorded for franchising activity for the twelve months ended December 31, 1997, compared with an EBITA loss of $0.8 million in the prior year. These results reflect the start-up nature of this operation.

Non-segment related corporate expenses included in EBITA were $31.1 million for the twelve months ended December 31, 1997, compared with $26.3 million in the same prior year period. This increase was primarily due to higher expenses in 1997 for administrative salaries and related costs, including expenses associated with the Company's New Long-Term Executive Incentive Compensation Plan (the "New LTIP").

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

Net cash provided by operating activities was $34.4 million, $13.5 million and $25.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In comparing 1998 with 1997, the increase of $20.9 million [primarily resulted from increased receivable collections, offset by higher inventory expenditures, and higher payment of year-end bonuses. In addition, cash-flow in 1997 had been reduced by a $5.8 million prepayment penalty on the Company's Senior Notes]. In comparing 1997 with 1996, the decline of $11.9 million was due to a number of factors, including a $5.8 million prepayment penalty on the Company's Senior Notes, higher accounts receivable primarily related to two Translations segment major customers subject to special contractual arrangements, higher income tax payments, including $2.5 million tax payment associated with the October 1996 Internal Revenue Service ("IRS") deficiency notice, hereinafter discussed, and higher interest payments on long-term debt. The decrease was partially offset by the timing of payments for certain accrued liabilities, most notably payrolls and commissions.

Net cash used in investing activities totaled $22.9 million, $105.5 million and $13.1 million in 1998, 1997 and 1996, respectively. Included in 1997 were ELS acquisition-related payments of $90.9 million, including various transaction costs and net of cash acquired of $6.1 million. The balance of net cash used largely consisted of capital expenditures, aggregating $18.9 million, $14.6 million and $13.0 million in 1998, 1997 and 1996, respectively. Such capital expenditures were primarily for the opening of new facilities and the refurbishing of existing facilities. Capital expenditures have increased over the three-year period due to growth related expansion in the Instruction and Translations segments.

Net cash used in financing activities totaled $13.6 million and $11.0 million, respectively, in 1998 and 1996, compared with net cash provided by financing activities of $94.9 million in 1997. 1997's results primarily reflected net proceeds from the Company's refinancing of its long-term debt in conjunction with the ELS acquisition, while the other years' activity primarily reflected repayments of long-term debt.

Other items impacting the Company's liquidity and capital resources are as follows:

o In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 Federal tax returns. Such notice proposed adjustments of approximately $9.3 million, plus accrued interest. The Company reached a final settlement of $2.1 million plus interest with the IRS in August 1998. Such settlement had been fully paid by the Company at the time of settlement. The Company made a payment of $2.5 million to the IRS during the 1997 second quarter, and a payment of $0.7 million during the 1998 second quarter.

o Reported within accrued expenses at December 31, 1998 were $1.9 million related to the ELS acquisition.

o The Company's SERP provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o Pursuant to a covenant under the Bank Facility, the Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company, in exchange for U.S. dollar receipts, to make semi-annual foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at December 31, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $3.1 million.

o In connection with another covenant under the Bank Facility, the Company was party to a five-year interest rate swap agreement at December 31, 1998. This agreement provided for quarterly exchanges of interest on an amortizing "notional" (theoretical) amount, originally set at $66.0 million and amortized to $55.3 million at December 31, 1998. This notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. Credit loss from counterparty non-performance was not anticipated. The estimated fair value of this interest rate swap at December 31, 1998, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $1.7 million.

o On March 11, 1999, after receiving approval from its shareholders, the Company issued $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement with Apollo Management IV, L.P and Benesse Holdings International, Inc. ("BHI"). These issuances were made pursuant to definitive agreements entered into as of October 2, 1998. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

o In a separate transaction also completed on March 11, 1999, BHI has loaned $50 million to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash while principal repayment is deferred until maturity.

o The Company used the proceeds from the sale of the Convertible Debentures, as well as the proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing Bank Facility and existing notes payable to Benesse, to terminate the related interest rate swap agreement for a cash payment by the Company of $1.1 million, and for general corporate purposes. However, the Company does not expect to currently terminate its currency coupon swap agreements. Berlitz anticipates incurring approximately $3.5 million in transaction costs in connection with the issuance of the Convertible Debentures and BHI Note.

o The Company does not have any present intention to commence paying dividends following the repayment of the Bank Facility.

At December 31, 1998, the Company's liquid assets of $25.3 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's Translations segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

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

The Company has conducted a formal communications program with all key vendors and customers to identify and assess their states of readiness. Based on the results of this process, the committee is assessing the likelihood of a failure in a third party's own Year 2000 remediation program and the resulting impact to the Company. Communications with key third parties are continuing to minimize the exposure to the Company and its ability to conduct normal business. The Company completed its initial assessment of external vendor relationships in November 1998.

Due to the fact that many third parties' programs are not yet fully completed, the Company expects communications to continue through September 1999. Third parties that do not provide convincing evidence that they will successfully achieve compliance by September 1999 will be subject to replacement.

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

Costs to Address the Year 2000 Issue
The Company currently estimates the cost for Year 2000 compliance with respect to its information and production systems to be approximately $4.9 million, consisting of: $3.6 million for replacements of financial accounting and operational systems with the remainder dedicated to infrastructure and third party relationship remediation.

Recent Accounting Pronouncements
During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. The new standard is not expected to have a material impact on the Company's financial position or results of operations. SFAS 133 will be effective for the calendar year beginning January 1, 2000.

On September 28, 1998, the Securities and Exchange Commission ("SEC") issued a press release stating that it "will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality and disclosure" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidelines will have on the Company's current accounting policy. However, the potential changes in accounting practice being considered by the SEC staff could have a material impact on the manner in which the Company recognizes revenue.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1998, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 68%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements continuing to remain outstanding after December 31, 1998 were as follows:

                                                                               Interest Receipts from
                              Interest Payment to Financial Institution         Financial Institution
                              --------------------------------------------    --------------------------
                                                                                  Notional                  Fair Value
      Effective                                                Interest            Amount     Interest     at 12/31/98
        Date      Maturity       Notional Amount (000's)         Rate              (000's)      Rate         (000's)
                              -------------------------------
       1/1/99     12/30/02    Japanese Yen        12,311,005     5.50%        $    95,694      6.27%     $   (1,887)
       1/1/99     12/31/02    German Mark             99,546     6.12%        $    55,821      6.27%     $   (1,063)
       1/4/99     12/31/02    Swiss Franc             16,131     5.72%        $    11,164      6.27%     $      (64)
       1/4/99     12/31/02    British Pound            4,841     6.56%        $     7,974      6.27%     $      (84)

The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

Throughout fiscal 1998 and until March 11, 1999, another major market risk exposure of the Company was the impact of changing interest rates on its variable rate Bank Facility, which at its August 28, 1997 inception, consisted of term loans of $120 million and a revolving credit facility, as amended, of $70 million. The term loans provided for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and matured as follows: Year 1, $17,000; Year 2, $19,000; Year 3, $20,000; Year 4, $22,000; Year 5, $22,000,
plus a balloon at maturity of $20,000. There were no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances were due.

Outstanding borrowings under the Bank Facility bore interest at variable rates based on, at the option of the Company, (i) NationsBank's alternate base rate (essentially equivalent to the prime rate) or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from .375% to .875%; such margin was dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .25% was charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. Pursuant to a covenant under the Bank Facility, the Company entered into an interest rate swap agreement which fixed the base interest rate for a portion of the Bank Facility at 6.30% (see Management's Discussion and Analysis - Liquidity and Capital Resources). The average interest rate on outstanding borrowings under the Bank Facility for the period ending December 31, 1998 was 6.72%. The carrying value of the Bank Facility approximated its estimated fair value, based on interest rates currently available for borrowings with similar terms and maturities.

On March 11, 1999, in connection with the Company's issuance of convertible debentures (see Management's Discussion and Analysis - Liquidity and Capital Resources), the Company terminated the Bank Facility and repaid all outstanding amounts in full. The Company also terminated the related interest rate swap agreement through a cash payment by the Company of $1.1 million, representing the swap agreement's fair value at the time of termination based on quotes obtained from a dealer.

For additional information relating to the financial instruments, see Note 10 to the Consolidated Financial Statements.

The Company's derivatives are for non-trading purposes. The Company historically has only entered into derivative contracts as required by its lenders and it has no present intentions to change this policy. Furthermore, the Company employed the following procedures to monitor and minimize the market and credit risk associated with its current derivative contracts entered into pursuant to its Bank Facility:
     a) bids and proposals were obtained from only major financial institutions;
     b) prior to entering into its derivative contracts, the Company conferred with independent advisors to assess the reasonableness of the contracts and obtained Board of Director approval;
     c)   the Company entered into simple agreements; and
     d) the Company provides status updates regarding its derivatives, including market value updates, to its Board of Directors on a regular basis.

ITEM 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                       Page
                                                                       ----

Report of Independent Auditors                                         [    ]

Statement of Management's Responsibility for Consolidated
    Financial Statements                                               [    ]

Consolidated Financial Statements:

    Consolidated Statements of Operations, years ended
         December 31, 1998, 1997 and 1996                              [    ]

    Consolidated Balance Sheets, December 31, 1998 and 1997            [    ]

    Consolidated Statements of Comprehensive Income (Loss), years
         ended December 31, 1998, 1997, and 1996                       [    ]

    Consolidated Statements of Shareholders' Equity, years ended
         December 31, 1998, 1997 and 1996                              [    ]

    Consolidated Statements of Cash Flows, years ended
         December 31, 1998, 1997 and 1996                              [    ]

    Notes to Consolidated Financial Statements                         [    ]

Financial Statement Schedule:

         Schedule II.  Valuation and Qualifying Accounts               [    ]

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1998, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1998, 1997 and 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/  DELOITTE & TOUCHE LLP
--------------------------
New York, New York
February 26, 1999

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



/s/  HENRY D. JAMES
-------------------
Henry D. James
Executive Vice President and Chief Financial Officer

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                                           Year Ended December 31,
                                                                               ----------------------------------------------
                                                                               1998                 1997                 1996
                                                                               ----                 ----                 ----

Sales of services and products                                              $ 436,303            $ 397,209            $ 369,622

Costs and expenses:
    Cost of services and products sold                                        258,903              236,521              222,313
    Selling, general and administrative                                       137,086              123,444              113,695
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                                       17,265               14,183               12,746
    Interest expense on long-term debt                                         10,956                8,523                7,647
    Interest expense to affiliates                                              2,226                2,100                1,848
    Other expense (income), net                                                 2,188                 (615)              (1,441)
         Total costs and expenses                                             428,624              384,156              356,808

Income before income taxes, minority
    interest in earnings of subsidiary, and
    extraordinary item                                                          7,679               13,053               12,814

Income tax expense                                                              5,665                7,089                7,508
Minority interest in (loss) earnings
     of subsidiary                                                                (68)                 613                1,503

Income before extraordinary item                                                2,082                5,351                3,803

Extraordinary loss from early extinguishment
    of debt, net of income tax benefit of $1,949                                    -                6,285                    -

Net income (loss)                                                           $   2,082            $    (934)           $   3,803


Earnings (loss) per share - basic and diluted:
    Income before extraordinary item                                        $    0.22            $    0.56            $    0.40
    Extraordinary loss                                                              -                (0.66)                   -
    Earnings (loss) per share                                               $    0.22            $   (0.10)           $    0.40

Average number of shares (000)                                                  9,530                9,550                9,569

  See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                                 December 31,
                                                                                           -----------------------
                                                                                           1998               1997
                                                                                           ----               ----
Assets
Current assets:
Cash and temporary investments                                                          $  25,327            $  26,665
Accounts receivable, less allowance for doubtful accounts
 of  $2,295 and $2,415                                                                     46,650               50,622

Unbilled receivables                                                                        6,873                3,538

Inventories, net                                                                           11,606                9,159

Prepaid expenses and other current assets                                                   7,965                8,323
  Total current assets                                                                     98,421               98,307
Property and equipment, net                                                                41,144               32,098

Publishing rights, net of accumulated
 amortization of $5,203 and $4,324                                                         16,782               17,661
Excess of cost over net assets acquired and other intangibles, net of
  accumulated amortization of $75,573 and $57,893                                         486,232              498,506
Other assets                                                                               20,882               14,943
  Total assets                                                                          $ 663,461            $ 661,515

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt                                                       $  20,135            $  17,712
Accounts payable                                                                           11,280                9,990

Deferred revenues                                                                          41,603               36,071

Payrolls and commissions                                                                   15,079               17,988

Income taxes payable                                                                          365                  573

Accrued expenses and other current liabilities                                             17,255               15,505
  Total current liabilities                                                               105,717               97,839

Long-term debt                                                                            129,387              142,369
Notes payable to affiliates                                                                42,755               39,423
Deferred taxes and other liabilities                                                       20,333               24,964
Minority interest                                                                          10,283                9,942
  Total liabilities                                                                       308,475              314,537

Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares authorized;
10,033,013 shares issued                                                                    1,003                1,003
Additional paid-in capital                                                                372,518              372,518
Retained earnings                                                                           4,574                2,492
Accumulated other comprehensive loss:
    Cumulative translation adjustment                                                     (16,748)             (22,674)
Treasury stock at cost; 503,225 and 503,225 shares                                         (6,361)              (6,361)
Total shareholders' equity                                                                354,986              346,978
  Total liabilities and shareholders' equity                                            $ 663,461            $ 661,515

See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                                    Year Ended December 31,
                                                                         ---------------------------------------------
                                                                         1998                1997                 1996
                                                                         ----                ----                 ----


Net income (loss)                                                     $  2,082            $   (934)            $  3,803

Other comprehensive income (loss), net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                5,926             (12,637)             (11,159)

         Comprehensive income (loss)                                  $  8,008            $(13,571)            $ (7,366)


The tax (benefit) expense allocated to each component of other comprehensive income (loss) is as follows:

Foreign currency items                                                $   (889)           $    273             $    559


See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                            Additional      Retained     Cumulative                       Total
                                   Common      Paid-In      Earnings     Translation     Treasury   Shareholders'
                                    Stock      Capital     (Deficit)     Adjustment         Stock        Equity
                                    -----      -------     ---------     ----------         -----        ------


Balance at January 1, 1996     $   1,003    $ 368,658      $   (377)     $   1,132     $   -         $ 370,416

Net income                                                    3,803                                      3,803
Translation adjustment and other,
   including the effects of certain
    hedges and  intercompany
    transactions                                                           (10,266)                    (10,266)
Allocated income taxes                                                        (559)                       (559)
Transfers from CTA related to
    liquidation of foreign subsidiaries                                       (344)                       (344)
Purchase of treasury stock                                                                (5,643)       (5,643)
                               ---------    ---------      --------      ---------     ---------     ---------
Balance at December 31, 1996       1,003      368,658         3,426        (10,037)       (5,643)      357,407

Net loss                                                       (934)                                      (934)
Translation adjustment and other,
   including the effects of certain
    hedges and  intercompany
    transactions                                                           (12,364)                    (12,364)
Allocated income taxes                                                        (273)                       (273)
Sale of treasury stock                          3,860                                      2,250         6,110
Purchase of treasury stock                                                                (2,968)       (2,968)
                               ---------    ---------      --------      ---------     ---------     ---------
Balance at December 31, 1997       1,003      372,518         2,492        (22,674)       (6,361)      346,978

Net income                                                    2,082                                      2,082
Translation adjustment and other,
   including the effects of certain
    hedges and  intercompany
    transactions                                                             5,037                       5,037
Allocated income taxes                                                         889                         889
                               ---------   ----------     ---------      ---------     ---------     ---------
Balance at December 31, 1998   $   1,003   $  372,518     $   4,574      $ (16,748)    $  (6,361)   $  354,986
                               =========   ==========     =========      =========     =========    ==========


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                Year ended December 31,
                                                                      -------------------------------------------
                                                                      1998                1997               1996
                                                                      ----                ----               ----
Cash flows from operating activities:
Net (loss) income                                            $       2,082      $        (934)     $        3,803
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                      9,791               8,564              7,972
   Amortization of publishing rights, excess of cost over
     net assets acquired, and other intangibles                     17,265              14,183             12,746
   Minority interest in (loss) earnings of subsidiary                  (68)                613              1,503
   Deferred income tax provision (benefits)                            739                (442)              (172)
   Deferred tax benefit on extraordinary item                            -              (1,785)                 -
   Provision for bad debts                                             728               1,129              1,168
   Foreign exchange (gains) losses, net                              1,101                 (27)            (1,005)
   Gains on currency coupon swap agreements                              -                   -               (399)
   Equity in losses (gains) of joint ventures                          136                  50                187
   Losses on disposal of fixed assets                                  578                 100                 70
   Changes in operating assets and liabilities:
        (Increase) in accounts and unbilled receivables              2,258             (15,570)            (3,900)
        (Increase) decrease in inventories                          (2,449)                444             (1,039)
        (Increase) decrease in prepaid expenses and other assets    (5,598)                 97             (1,130)
        Increase (decrease) in deferred revenues                     2,829               2,225              1,732
        Increase (decrease) in accounts payable and
          other current liabilities                                 (2,246)              3,567               (772)
        Increase in due to affiliates                                2,177               2,102              1,862
        Increase (decrease) in income taxes payable                   (210)             (3,555)             2,178
        Increase (decrease) in other liabilities                     5,298               2,787                630
                                                             -------------      --------------     --------------
   Net cash provided by operating activities                        34,411              13,548             25,434
                                                             -------------      --------------     --------------

Cash flows from investing activities:
Capital expenditures                                               (18,949)            (14,617)           (13,034)
Acquisitions of businesses, net of cash acquired                    (3,905)            (90,868)                 -
Refunds from (investments in) joint ventures                             -                   -                (72)
                                                             -------------      --------------     --------------
   Net cash used in investing activities                           (22,854)           (105,485)           (13,106)
                                                             -------------      --------------     --------------

Cash flows from financing activities:
Proceeds of notes payable to affiliates                                  -                   -              6,000
Proceeds from bank long-term debt                                        -             120,000                  -
Payment of long-term debt                                          (17,713)            (70,978)           (11,366)
Payments to acquire treasury stock                                       -              (2,968)            (5,643)
Proceeds from sale of treasury stock                                     -               6,110                  -
Net borrowings under revolving credit facility                       4,000              44,000                  -
Proceeds from minority shareholder in joint venture                    361                   -                  -
Payment of deferred financing costs                                   (233)             (1,272)                 -
                                                             -------------      --------------     --------------
    Net cash provided by (used in) financing activities            (13,585)             94,892            (11,009)
                                                             -------------      --------------     --------------

Effect of exchange rate changes
   on cash and temporary investments                                   690              (2,071)              (940)
                                                             -------------      --------------     --------------
Net increase (decrease) in cash and
   temporary investments                                            (1,338)                884                379

Cash and temporary investments at beginning of period               26,665              25,781             25,402
                                                             -------------      --------------     --------------

Cash and temporary investments at end of period              $      25,327      $       26,665     $       25,781
                                                             =============      ==============     ==============

Supplemental disclosures of cash flow information:

   Cash payments for:
        Interest                                             $      10,525      $        7,877     $        6,835
                                                             =============      ==============     ==============
        Income taxes                                         $       8,345      $       10,834     $        6,640
                                                             =============      ==============     ==============
    Cash refunds of income taxes                             $         842      $          493     $        1,298
                                                             =============      ==============     ==============
    Noncash activities:
        Installment agreement payable for internal
          use software:
             Operating activity (prepaid maintenance
               contract)                                     $       1,455       $           -      $           -
                                                             =============      ==============     ==============
             Investing activity  (capitalized software)      $       1,014      $            -     $            -
                                                             =============      ==============     ==============
        Obligation under capital lease (investing activity)  $         127      $            -     $            -
                                                             =============      ==============     ==============



See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


1.   Nature of Operations and Summary of Significant Accounting Policies

     a) Nature of Operations - Berlitz International, Inc. (the "Company" or "Berlitz") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through three business segments:
          Language Instruction, Translation Services and Publishing. Approximately 63% of its 1998 revenues are denominated in currencies other than the U.S. dollar.

          In February 1993, Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company. Benesse, through its wholly owned subsidiary Benesse Holdings International, Inc. ("BHI") currently holds approximately 7.0 million shares, or 73.3%, of the outstanding Common. Public shareholders of the Company hold the remaining outstanding Common.

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

     g) Long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), long-lived assets and certain identifiable intangibles (excluding financial instruments and deferred tax assets) to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, and the impact of expected future revision dates on publishing rights. Along with other long-lived assets, the Company applies the standards of SFAS 121 to its publishing rights, excess of cost over net assets acquired, and other intangibles.

          If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

     g) Property and Equipment - Property and equipment is stated at cost and depreciated over its estimated useful life or the life of any applicable leases (whichever is shorter), using principally straight-line methods.

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

     j) Deferred Revenues - Deferred revenues primarily arise from the prepayment of fees for classroom instruction and are recognized as income as lessons are given. The Company recognizes in income deferred revenues for lessons paid for and not expected to be taken based upon historical experience by country; refunds subsequently issued against such amounts are not material.

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

     o) Derivative Financial Instruments - Those currency coupon swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements offset, but do not exceed, the quarterly effect of exchange rate changes on the underlying net investment. When these agreements are effective, realized and unrealized gains and losses (including realized gains and losses on terminations of effective hedges) are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within "Foreign exchange (gains) losses, net". If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value (as well as realized gains and losses on subsequent terminations of such ineffective hedges) are recognized within the Consolidated Statement of Operations.

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The new standard not expected to have a material impact on the Company's financial position or results of operations. SFAS 133 will be effective for the calendar year beginning January 1, 2000.

     p) Internal-Use Software - On March 4, 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements have not been issued. The Company has elected to apply this SOP to all costs incurred on and after January 1, 1998. Consequently, $330 of incremental internal-use software costs had been capitalized for the twelve months ended December 31, 1998.

     q) Franchises - Revenue from sales of franchises is recognized when all material services and conditions relating to the sale have been substantially performed, which may occur prior to commencement of operations. Payments received on franchise sales that have not been recognized as revenue are treated as deferred. Direct (incremental) costs related to such deferred revenues are deferred until the revenue is recognized.

     r) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     s) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1998 presentation.

2.   Acquisition of Businesses

     In January 1998, in connection with its August 1997 acquisition of ELS Educational Services, Inc. ("ELS"), hereinafter discussed, the Company paid $1,340 related to certain post-closing purchase price adjustments. In June 1998, the Company paid $2,007 to purchase the assets of a major corporation's translations division in France, and recorded $1,519 in excess cost over net assets acquired. In October 1998, the Company purchased DeltaSoft, a software translations company in Poland, for $558 (net of cash acquired), plus future payments (not to exceed $500) that are contingent upon achieving certain revenue targets. In connection with its acquisition of DeltaSoft, the Company recorded $780 in excess cost over net assets acquired.

     On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95,000 (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. The Company also incurred various transaction-related expenditures and accrued expenses.

     The ELS Acquisition was accounted for by the purchase method of accounting, which contemplates an allocation of the acquisition cost to the acquired company's assets and liabilities based upon their fair value. A summary of the purchase price allocation as of December 31, 1998 follows:

        Acquisition cost (including post-closing cash
           adjustment of $1,340 paid in January 1998,
           and transaction expenditures)                           $    98,200
        Net assets and liabilities acquired:
          Cash                                          6,099
          Intangible asset - tradenames                 3,000
          Intangible asset - sales agent network       31,700
          Other net assets and liabilities            (9,402)
             Total net assets acquired                                  31,397
        Excess of cost over net assets acquired                    $    66,803

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

                                                                                               Pro forma           Pro forma
                                                                                               Twelve Months       Twelve months
                                                                                               ended               ended
                                                                                               Dec. 31,1997        Dec. 31, 1996
                                                                                               ------------        -------------

Sales of services and products                                                                  $ 446,373          $ 432,260
Income before income taxes, minority
  interest in earnings of subsidiary, and
  extraordinary item                                                                               11,846              9,694
Income before extraordinary item                                                                    4,566              1,775
Extraordinary loss                                                                                 (6,721)            (7,510)
Net loss                                                                                        $  (2,155)         $  (5,735)
                                                                                                ==========         ==========
Basic and Diluted earnings (loss) per share:
  Income before extraordinary loss                                                              $    0.48          $    0.18
  Extraordinary loss                                                                                (0.70)             (0.78)
                                                                                                ----------         ----------
  Loss per share                                                                                $   (0.22)         $   (0.60)
                                                                                                ==========         ==========

     The primary differences between the unaudited pro forma income statement data and the amounts as reported are as follows:

                                                                                               Pro forma           Pro forma
                                                                                               Twelve Months       Twelve months
                                                                                               ended               ended
                                                                                               Dec. 31,1997        Dec. 31, 1996
                                                                                               ------------        -------------

Pre-acquisition ELS revenues                                                                     $ 49,164          $ 62,638
Pre-acquisition ELS income before taxes                                                             2,524             2,567
Decrease in ELS administrative expenses
   not recurring after Berlitz acquisition                                                          2,413             3,000
Increase in amortization of intangibles and
   excess of cost over net assets acquired                                                         (3,333)           (5,000)
Increase in interest expense on
    long-term debt                                                                                 (2,811)           (3,687)
Decrease in income tax expense                                                                        422             1,092

Increase in extraordinary loss, net of tax                                                       $   (436)         $ (7,510)
                                                                                                ==========         ==========


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

     A reconciliation between Basic and Diluted EPS computations for "income before extraordinary item" as of December 31, 1998 and 1997 is as follows:

                                                                            Weighted
                                                                              average
                                                                               number
                                                                            of shares          Per-share
                                                           Income         outstanding             amount
                                                           ------         -----------             ------


         Year ended December 31, 1998:
         Basic EPS:
           Income before extraordinary item              $  2,082               9,530          $    0.22

         Effect of dilutive securities:
           Stock options                                                           32
                                                        ---------           ---------          ---------
         Diluted EPS:
           Income before extraordinary item              $  2,082               9,562          $    0.22


         Year ended December 31, 1997:
         Basic EPS:
           Income before extraordinary item              $  5,351               9,550          $    0.56

         Effect of dilutive securities:
           Stock options                                                           14
                                                        ---------           ---------          ---------
         Diluted EPS:
           Income before extraordinary item              $  5,351               9,564          $    0.56
                                                        =========           =========          =========


         There is no difference between Basic and Diluted EPS computations for the year ended December 31, 1996 since no dilutive securities were outstanding prior to June 30, 1997.

4.       Property and Equipment, net
                                                             December 31,
                                                          -------------------
                                                          1998           1997
                                                          ----           ----

Buildings and leasehold improvements                   $ 26,727        $ 19,063
Furniture, fixtures and equipment                        35,494          28,347
Internal use software                                     3,101             689
Land                                                      1,352           1,364
                                                       --------        --------
                                                         66,674          49,463
Less: accumulated depreciation
    and amortization                                    (25,530)        (17,365)
                                                       --------        --------
         Total                                         $ 41,144        $ 32,098
                                                       ========        ========

5.        Excess of Cost over Net Assets
         Acquired, and Other Intangibles

                                                               December 31,
                                                         ---------------------
                                                         1998             1997
                                                         ----             ----

Excess of cost over net assets acquired               $ 225,315       $ 220,310
Tradenames and trademarks                               299,998         299,998
ELS sales agent network                                  31,700          31,700
Other                                                     4,792           4,391
                                                      ---------       ---------
                                                        561,805         556,399
Less: accumulated amortization                          (75,573)        (57,893)
                                                      ----------      ---------
         Total                                        $ 486,232       $ 498,506
                                                      ==========      =========


6.       Other Expense (Income), net

                                                                     Year Ended December 31,
                                                             -------------------------------------------
                                                             1998                1997               1996
                                                             ----                ----               ----


         Interest income on temporary investments   $        (750)      $        (875)     $        (728)
         Foreign exchange (gains) losses, net               1,101                 (27)            (1,005)

         Gains on currency coupon swap agreement                -                   -               (399)
         Equity in (gains) losses of joint ventures           136                  50                187

         Other non-operating taxes                            794                 415                586
         Term Loan administration fee                          35                  83                150
         Losses and other costs of disposal of fixed assets   826                 100                 70

         Other interest income, net                          (173)               (235)               (67)
         Other expense (income), net                          219                (126)              (235)
                                                    --------------     ---------------     --------------
             Total other expense (income), net      $       2,188      $         (615)     $      (1,441)
                                                    ==============     ===============     ==============

7.   Income Taxes

     The components of the deferred tax asset (liability) at December 31, 1998 and 1997 were as follows:

                                                                              1998                      1997
                                                                              ----                      ----
        Deferred tax assets:
          Inventory                                                   $         -                  $     67
          Property and equipment depreciation                                 262                         -
          Deferred revenue                                                  2,206                     1,702
          Unrealized hedging losses                                         1,084                       142
          Accrued expenses                                                  1,665                     1,970
          Foreign tax credits                                               3,105                     4,193
          Other tax credits                                                 1,216                         -
          Net operating losses                                              3,634                     6,000
           Total deferred tax assets                                       13,172                    14,074
        Deferred tax liabilities:
          Inventory                                                          (564)                        -
          Joint ventures                                                     (244)                     (320)
          Property and equipment depreciation                                   -                       (44)
          Unrealized hedging gains                                              -                      (252)
          Publishing rights amortization                                   (5,624)                   (5,882)
          Other intangibles amortization                                     (975)                      (46)
           Total deferred tax liabilities                                  (7,407)                   (6,544)

        Net deferred tax assets                                             5,766                     7,530
          Valuation allowance                                              (4,444)                   (8,141)
        Net deferred tax asset (liability)                               $  1,322                  $   (611)


     As a result of the Merger, $1,712 of the valuation allowance will be allocated to reduce goodwill and other intangibles in future periods if realization of net operating losses or foreign tax credits becomes more likely than not.

     The Company's effective tax rate for 1998 was 73.8%, compared with 54.3% and 58.6% in 1997 and 1996, respectively.

The provision (benefit) for income taxes is as follows:


                                                   U.S.                             U.S. State
                                                Federal           Foreign*           and Local              Total
                                                -------           --------           ---------              -----

Year ended December 31, 1998:
    Current                                    $(1,594)            $ 5,833             $   687            $ 4,926
    Deferred                                       495                 145                  99                739
                                               --------            -------             -------            -------
        Total                                  $(1,099)            $ 5,978             $   786            $ 5,665
                                               ========            =======             =======            =======

Year ended December 31, 1997:
    Current                                    $ 1,016             $ 6,123             $   392            $ 7,531
    Deferred                                       (57)               (512)                127               (442)
                                               --------            -------             -------            -------
        Total                                  $   959             $ 5,611             $   519            $ 7,089
                                               ========            =======             =======            =======

Year ended December 31, 1996:
    Current                                    $ 1,945             $ 5,364             $   371            $ 7,680
    Deferred                                      (182)                 (7)                 17               (172)
                                               --------            -------             -------            -------
        Total                                  $ 1,763             $ 5,357             $   388            $ 7,508
                                               ========            =======             =======            =======


* Pre-tax income from foreign operations of the Company was $17,451, $17,730, and $22,429 for the twelve months ended December 31, 1998, 1997 and 1996, respectively.

The provision (benefit) for deferred taxes is summarized as follows:

                                                                      Year Ended December 31,
                                                             -------------------------------------------
                                                             1998                1997               1996
                                                             ----                ----               ----

Accrued liabilities                                       $ 1,340             $ 1,002            $    88
Foreign exchange                                             (351)                (46)               232
Benefit of net operating loss                                (672)               (248)              (313)

Amortization of intangibles                                   717              (1,971)              (199)
Inventory                                                     631                 760                 69
Tax credits                                                  (546)                  -                  -
Fixed assets                                                 (305)                  -                  -
Other, net                                                    (75)                 61                (49)
                                                          --------            -------            --------
    Total                                                 $   739             $  (442)           $  (172)


The difference between the effective income tax and the U.S. Federal statutory tax rate is explained as follows:

                                                                      Year Ended December 31,
                                                           ------------------------------------------
                                                           1998               1997               1996
                                                           ----               ----               ----

   U.S. Federal statutory  tax rate                        35.0%              35.0%              35.0%
   Foreign income taxes, net of Federal
     income tax benefits                                   (9.7)             (17.6)             (34.5)
   U.S. state and local income taxes,
     net of Federal income taxes                            6.6                2.6                2.0
   Net domestic and foreign losses                          9.3                7.5               12.4
   Amortization and writeoff of intangibles                54.9               33.6               34.8
   Takedown of reserves                                   (22.7)               -                  -
   Other, net                                               0.4               (6.8)               8.9
                                                        --------            -------          --------
        Total                                              73.8%              54.3%            58.6 %
                                                        ========            =======          ========

     The Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

     At December 31, 1998, accumulated earnings of foreign subsidiaries of $47,297 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of $3,092 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.


8    Long-Term Debt

     Long-Term Debt consists of the following:
                                                            December 31,
                                                            ------------
                                                    1998                 1997
                                                    ----                 ----
        Term Loan                          $       98,250       $      115,750
        Revolving credit facility                  48,000               44,000
        Other                                       3,272                  331
                                           --------------       --------------
           Total debt                             149,522              160,081
        Less current maturities                    20,135               17,712
                                           --------------       --------------
           Long-term debt                  $      129,387       $      142,369
                                           ==============       ==============

     Annual maturities of long-term debt outstanding as of December 31, 1998, other than the Term Loan and revolving credit facility, are as follows:
     1999, $885; 2000, $1,262; 2001, $1,125. As discussed in Note 15 (Subsequent
     Event), on March 11, 1999, after approval by its shareholders, the Company issued convertible debentures, as well as a note to BHI, and used the proceeds from the issuance of Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full, among other things, all outstanding indebtedness under the Term Loan and revolving credit facility.

     On August 28, 1997, in connection with the ELS Acquisition, the Company refinanced its then existing indebtedness through borrowings under a new bank facility (the "Bank Facility"), consisting of term loans of $120 million and a revolving credit facility, as amended, of $70 million. The term loans provided for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and matured as follows: Year 1, $17,000; Year 2, $19,000; Year 3, $20,000; Year 4, $22,000; Year 5, $22,000, plus a balloon at maturity of $20,000. There were no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances were due. The Bank Facility was secured by the capital stock of certain Company subsidiaries, and was subject to mandatory prepayment equal to a portion of the proceeds from certain asset sales or equity offerings in excess of specified amounts.

     Outstanding borrowings under the Bank Facility bore interest at variable rates based on, at the option of the Company, (i) NationsBank's alternate base rate (essentially equivalent to the prime rate) or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from .375% to .875%; such margin was dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .25% was charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. The average interest rate on outstanding borrowings under the Bank Facility for the period ending December 31, 1998 was 6.72%.

     The Bank Facility contained certain covenants, including (i) limitations on the ability of the Company and its subsidiaries to incur indebtedness and guarantee obligations, to prepay indebtedness, to redeem or repurchase capital stock or subordinated debt, to enter into, grant or suffer to exist liens or sale-leaseback transactions, to make loans or investments, to enter into mergers, acquisitions or sales of assets, to change the nature of the business conducted, to amend material agreements, to enter into agreements restricting the ability of the Company and its subsidiaries to grant or to suffer to exist liens, to enter into transactions with affiliates or to limit the ability of subsidiaries to pay dividends or make loans to the Company, (ii) limitations on the payment of dividends by the Company on its capital stock, (iii) a requirement that the Company maintain foreign currency hedge agreements to fix the rate of exchange between the U.S. dollar and such foreign currencies, and (iv) a requirement that the Company maintain interest rate hedge agreements covering at least 25% of the outstanding borrowings. The Bank Facility also contained financial covenants requiring the Company to maintain certain levels of liquidity and net worth and imposes limitations on capital expenditures, cash flow and total debt. As of December 31, 1998, the Company was in compliance with all Bank Facility covenants.

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

     Rent expense, principally for language centers, amounted to $32,324, $27,066 and $26,020, for the years ended December 31, 1998, 1997 and 1996, respectively. Certain leases are subject to escalation clauses and/or renewal options.

     The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1998 are as follows:
     1999-$13,521; 2000-$11,365; 2001-$9,641; 2002-$7,677; 2003-$6,010; and an
     aggregate of $24,097 thereafter.

     Legal Proceedings

     The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

     IRS Deficiency Notice

     In October 1996, the Internal Revenue Service ("IRS") issued a deficiency notice to the Company relating to its 1989, 1990, 1992 and 1993 U.S. Federal tax returns. The Company reached a final settlement with the IRS in August 1998 for $2,150 plus interest. Such settlement had been adequately provided for, and was fully paid by the Company through a payment of $2,500 during the 1997 second quarter and a payment of $680 during the 1998 second quarter.

     Severance agreements

     The Company has severance agreements with five key employees which generally provide for termination payments of one times annual base salary, plus a portion of the Company's bonus plan awards. The agreements also provide for the continuation of certain benefits. The maximum contingent liability under such agreements is approximately $2,000.

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

     Significant terms of agreements outstanding during 1998 were as follows:

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


     The Company marks coupon swaps to fair value. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

     During the second half of 1995, a German mark floating rate coupon swap agreement became ineffective as a hedge of the Company's net investment in its German subsidiaries. On January 23, 1996, the Company exchanged this swap for a fixed interest rate coupon-only currency swap of equal fair value. The Company recognized a gain of $399 during the first quarter of 1996 in its Consolidated Statement of Operations within "Other income, net", representing the change in fair value of the original swap from December 31, 1995 to the date of the exchange.

     b) Interest rate swap agreement

     Pursuant to a covenant requirement under the Bank Facility, the Company entered into a five-year interest rate swap agreement which provides for quarterly exchanges of interest on an amortizing "notional" (i.e. theoretical) amount, originally set at $66,000 and currently at $55,300 at December 31, 1998. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company must make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. The notional amount amortizes proportionately with the scheduled principal payments under the Bank Facility. Credit loss from counterparty non-performance is not anticipated. The Company accounts for these interest rate swap transactions under the accrual method of accounting, whereby: a) each net receipt/payment is recognized in earnings during the period to which the receipt/payment relates, as a yield adjustment to "Interest expense on long-term debt"; b) gains and losses on terminated agreements are amortized over the underlying debt obligations' remaining life as a yield adjustment; and c) there is no recognition on the balance sheet for the derivative's fair value.

     c) Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and accounts receivable.

     The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with up to three major U.S. banks. During 1998 and 1997, balances in these accounts averaged 35% and 40% of worldwide cash. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

     Credit risk with respect to Language Instruction accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. In the Translations segment, receivables are generally spread among a diversified client base, except for a concentration of receivables with two major customers subject to special contractual arrangements. One of these is a U.S. governmental agency and the other a corporation with whom the Company has been doing business for over 10 years. Receivables from these two major customers aggregated $[ ] million and $13.8 million at December 31, 1998 and 1997, respectively. Subsequent collections of these December 1997 balances have aggregated $8.1 million through March 24, 1998. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately [ ]% and 5% of the Company's total accounts receivable balance before allowances at December 31, 1998 and 1997, respectively.

     d) Fair values of financial instruments

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                                                 1998                                1997
                                                                 ----                                ----
                                                       Carrying         Estimated        Carrying         Estimated
                                                       Amount           Fair Value       Amount           Fair Value
                                                       ------           ----------       ------           ----------
     Assets:
       Cash and temporary investments             $     25,327     $     25,327     $      26,665    $      26,665
       Currency coupon swap agreements                       -                -               719              719
     Liabilities:
       Long-term debt, including
         current maturities                            149,522          149,522           160,081          160,081
       Notes payable to affiliates                      42,755           35,623            39,423           34,101
       Currency coupon swap agreements                   3,098            3,098               406              406
       Interest rate swap agreement                          -            1,713                 -              680

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

11.  Related Party Transactions

     a)   Treasury shares

     On April 29, 1997, the Company and Benesse Holdings International, Inc. (formerly Fukutake Holdings (America), Inc.) ("BHI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), signed a definitive contract whereby the Company agreed to sell to BHI 250,000 shares of the Company's Common for $6,110, or $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used for general corporate purposes. Following this private placement, Benesse beneficially owned 6,985,338 shares, which represented 73.3%, of the 9,529,788 shares of Common outstanding at December 31, 1997 and 1998.

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

     As discussed in Note 15 (Subsequent Event), the Benesse Notes were repaid in full on March 11, 1999, in connection with the issuance of convertible debentures and a new promissory note to BHI.

     c)   Other

     The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. The premiums on the D&O policy are allocated 60% to Benesse and 40% to the Company. However, for 1997, the premium for entity coverage benefited Berlitz only and was allocated 100% to Berlitz, resulting in a total D&O allocation of 57% to Benesse and 43% to the Company. Since May 1995, the Company has maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the Company, its officers and directors (including the Benesse directors who are also directors of the Company). Consequently, the premium on the EPL policy is allocated 30% to Benesse and 70% to the Company.

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

12.  Stock Option and Incentive Plans

     The Company's 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Plan"), provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. Approximately $1,590, $1,417 and $811 was paid for 1998, 1997 and 1996, respectively, pursuant to the Short-Term Plan.

     ELS' Executive Incentive Plan provides for cash awards to officers and key employees of ELS if certain financial goals are met. In addition, in 1997, this plan provided for a special bonus upon successful sale of ELS. Approximately $0 and $2,010 were paid for 1998 and 1997 in connection with the ELS Executive Incentive Plan.

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

     The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals are met for the year ended December 31, 1998. Such awards may not exceed $5,000 in the aggregate. The Company is not required to establish any fund or segregate any assets for payments under the New LTIP. For the twelve months ended December 31, 1998, 1997 and 1996, the Company recorded expenses of $1,193, $1,289 and $318, respectively, related to the New LTIP. In March 1999, the Company paid $2,855 in awards under the New LTIP.

     The 1996 Stock Option Plan, as amended (the "Plan") authorizes the issuance of options to directors and key employees of the Company. The total number of shares for which options may be granted is 503,225. The Company has reserved 503,225 of its treasury shares for use under the Plan.

     Stock option activity is as follows:


                                                               Number of shares            Exercise price
                                                               ----------------            --------------
     Options outstanding at December 31, 1996                               -                   -
     Granted:
       June 30, 1997 (the "June 1997 Options")                        327,200                $24.9375
       December 9, 1997                                                46,190                $26.5625
     Exercised                                                              -                   -
                                                            ---------------------    -------------------------
     Options outstanding at December 31, 1997                         373,390          $24.9375 - $26.5625
     Granted:                                                          25,740                 $30.00
       December 4, 1998
     Exercised                                                              -                   -
                                                            ---------------------    -------------------------
     Options outstanding at December 31, 1998                         399,130          $24.9375 - $26.5625
                                                            =====================    =========================
     Options exercisable at December 31, 1998                               -                   -
                                                            =====================    =========================
     Options exercisable at December 31, 1997                               -                   -
                                                            =====================    =========================

     In general, options granted under the Plan expire on the seventh anniversary of the grant date and may not be exercised prior to the third anniversary of the grant date, at which time they become fully exercisable. Unexercised options, for a majority of the grants, expire earlier upon the grantee's termination of service with the Company, unless a grantee's service terminates by reason of death, disability, retirement after age 60, or termination by the Company other than for cause.

     Included within the June 1997 Options are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, of which 50,000 have been granted (the

     "Relinquishment Options") in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP"). The June 1997 Options may not be exercised prior to January 1, 1999. On such date, they become fully exercisable until their normal expiration on June 29, 2004, except for the Relinquishment Options, which expire on December 31, 1999.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan since their exercise prices have been equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income for the year-to-date periods ended December 31, 1998 and 1997 would have been decreases of $1,032 and $554, respectively. This would have resulted in pro forma decreases in earnings per share for the year-to-date periods ended December 31, 1998 and 1997 of $0.11 and $0.06, respectively.

     The fair value of each option grant during 1998 and 1997, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                         June 1997 Grant -
                                           Relinquishment    June 1997 Grant -    December 1997    December 1998
                                              Options        All other options        Grant            Grant
                                              -------        -----------------        -----            -----
     Weighted average assumptions
     used to estimate fair value:
        Dividend yield                          0.00%              0.00%              0.00%           0.00%
        Expected volatility                    22.00%             22.00%             21.00%          20.00%
        Risk free interest rate                 5.79%              6.08%              5.88%           4.31%
        Expected lives in years                 1.5                4.25               5.0             5.0
     Fair value of each option                 $3.71              $7.37              $8.43           $8.29
     granted

     The Company has two other stock plans: the 1989 Stock Option and Incentive Plan (the "1989 Plan") and the Non-Employee Directors' Stock Plan (the "Directors' Plan"). The 1989 Plan authorizes the issuance of various stock incentives to officers and key employees and the related issuance of up to 2,000,000 shares of common stock. The Directors' Plan provides non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. There has been no activity related to these plans during 1996, 1997 or 1998, and there are no related incentives or shares outstanding at December 31, 1998.

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

     Total expense with respect to all benefit plans, excluding the SERP, was $2,231, $1,399 and $1,632 for the years ended December 31, 1998, 1997, and
     1996, respectively.

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

     The retirement income/disability retirement benefits ("Pension Benefits") are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for initial participants as of January 1, 1996 is 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage ("Medical Benefits") for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase.

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

     In 1998, the Company established an irrevocable grantor trust (the "Trust"), within the meaning of the Internal Revenue Code of 1986, and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP participants in such manner and at such times as specified in the SERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP as an unfunded plan. Included within "Other assets" at December 31, 1998 is $2,502 held in the Trust.

     The following tables set forth certain information for the SERP:

                                                                  Pension Benefits                      Medical Benefits
                                                                  ----------------                      ----------------
                                                          1998         1997         1996         1998         1997         1996
                                                          ----         ----         ----         ----         ----         ----
   Benefit obligation at beginning                     $ 3,575      $ 3,188      $ 2,682      $ 1,205      $ 1,435      $ 1,158
        of year
   Service cost                                            506          415          407           75          107          196
   Interest cost                                           290          220          188           57           72           81
   Net benefit payments                                      -            -            -          (16)         (13)           -
   Actuarial loss (gain)                                   698         (248)         (89)        (315)        (396)           -
                                                       --------     --------     --------     --------     --------     -------
   Benefit obligation at end of year                     5,069        3,575        3,188      $ 1,006        1,205        1,435
   Plan asset at fair value                                  -            -            -            -            -            -
                                                       --------     --------     --------     --------     --------     -------
   Funded status                                        (5,069)      (3,575)      (3,188)      (1,006)      (1,205)      (1,435)
   Unrecognized prior service cost                       2,146        2,324        2,503          681          840          999
   Unrecognized actuarial loss (gain)                      360         (337)         (89)        (610)        (361)           -
   Net amount recognized                               $(2,563)     $(1,588)     $  (774)     $  (935)     $  (726)     $  (436)
                                                       ========     ========     ========     ========     ========     ========

   Amounts recognized in the
    statement of financial position
    consist of:
   Accrued benefit liability                           $(4,177)     $(2,791)     $(2,370)     $  (935)     $  (726)     $  (436)
   Intangible asset                                      1,614        1,203        1,596            -            -            -
                                                       --------     --------     --------     --------     --------     -------
   Net amount recognized                               $(2,563)     $(1,588)     $  (774)     $  (935)     $  (726)     $  (436)
                                                       ========     ========     ========     ========     ========     ========

   Weighted average assumptions as
    of December 31:
   Discount rate                                           6.5%         7.0%         7.0%         6.5%         7.0%         7.0%
   Rate of compensation increases                          4.0%         4.0%         4.0%         n/a          n/a          n/a

   Assumed health care cost trend
    used in measuring the
    accumulated postretirement
    benefit obligation:
   Beginning rate:                                         n/a          n/a          n/a         12.9%        13.8%        14.0%
   Leveling to an ultimate rate of:                        n/a          n/a          n/a          5.0%         5.0%         6.0%
   Over:                                                   n/a          n/a          n/a      10 years     10 years     15 years


     The components of net periodic benefit costs recognized for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 Pension Benefits                    Medical Benefits
                                                 ----------------                    ----------------
                                            1998       1997      1996          1998      1997       1996
                                            ----       ----      ----          ----      ----       ----
     Service cost                        $   506    $   415   $   407       $    75   $   107    $   196
     Interest cost                           290        220       188            57        72         81
     Amortization of prior service cost      179        179       179           159       159        159
     Actuarial gains                           -          -         -           (66)      (35)         -
                                         -------    -------   -------       --------  --------   -------
     Net periodic postretirement
          benefit cost                   $   975    $   814   $   774       $   225   $   303    $   436


     Assumed health care cost trends rates can have a significant effect on amounts reported for the Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                  1% Point             1% Point
                                                                  Increase             Decrease
                                                                  --------             --------

      Effect on total of service and interest cost components       $25                  $(20)
           for the period  ending  December  31, 1998
      Effect on accumulated  postretirement benefit obligation      151                  (131)
           as of December 31, 1998

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

     On April 4, 1996, the Company consummated the purchase of 627,000 shares of its common stock from Maxwell Communication Corporation plc (In Administration) at a price of $9 per share. Such shares were placed into treasury. As previously discussed, 250,000 of these shares were subsequently sold to BHI, 377,000 shares were subsequently reserved for use under the 1996 Stock Option Plan, and the balance are reserved for future uses.

15.  Subsequent Event

     On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: a) $100,000 aggregate principal (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55,000 aggregate principal (the "Benesse Debentures") to BHI, the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

     The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime after 3 years and 2 months. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

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

     In a separate transaction, on March 11, 1999, BHI loaned $50,000 to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest would be payable semiannually in cash while principal repayment would be deferred until maturity. The BHI Note includes standard covenants similar to those included in the Benesse Debentures. In the event of a change in control, the BHI Note provides for redemption by the Company, at the option of BHI, at a price equal to 101% of the note's principal amount.

     The Company has used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing bank credit agreement (see Note 8) and existing notes payable to affiliates (see
     Note 11(b)), and for general corporate purposes. The Company has also terminated its interest rate swap agreement, which hedged the floating rate bank indebtedness (see Note 10(b)), for a cash payment of approximately $1,100. In the 1999 first quarter, the Company will record an extraordinary loss, net of tax, of $[ ], consisting of the interest rate swap's fair market value and any unamortized deferred finance costs at the time of extinguishment of the underlying debt.

     The Company anticipates incurring approximately $3,500 in transaction costs in connection with the issuance of the Convertible Debentures and BHI Note. Such costs will be amortized over the 12-year life of the Convertible Debentures and BHI Note.

16.  Operating Segments

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

     The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                           Twelve Months ended December. 31,
                                                           ---------------------------------
                                                        1998             1997              1996
                                                        ----             ----              ----
         Revenues:
           Revenues from external customers:
              Instruction                        $   335,452      $   298,300       $   276,167
              Translation                             84,794           84,192            76,991
              Publishing                              14,787           13,634            15,451
              Franchising                              1,270            1,039               559
                                                 -------------    -------------     -------------
                Total external revenues              436,303          397,165           369,168
                                                 -------------    -------------     -------------

           Intersegment revenues:
              Franchising                                516              908                 -
                                                 -------------    -------------     -------------
                Total  intersegment revenues             516              908                 -
                                                 -------------    -------------     -------------

           Total revenues for reportable  segments   436,819          398,073           369,168
            Other  revenues and  elimination of
             intersegment revenues                      (516)            (864)              454
                                                 -------------    -------------     -------------
              Total consolidated revenues        $   436,303      $   397,209       $   369,622
                                                 =============    =============     =============

                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----

           Income before taxes and minority interest:
           Operating Profit:
             Segment EBITA:
                Instruction                        $    62,297      $    60,752       $    54,257
                Translation                             10,141            7,704             5,089
                Publishing                               1,334              600             1,409
                Franchising                                 37             (725)             (834)
                                                   -------------    -------------     -------------

             Total  EBITA for reportable segments       73,809           68,331            59,921
             General corporate and  nonsegment
                expenses                               (33,495)         (31,087)          (26,307)
                                                   -------------    -------------     -------------
              Total EBITA                               40,314           37,244            33,614
                                                   -------------    -------------     -------------
              Amortization of publishing rights,
                excess of cost over net assets
                acquired, and other intangibles:
                  Instruction                          (15,531)         (12,235)          (10,771)
                  Translation                           (1,336)          (1,546)           (1,581)
                  Publishing                              (398)            (402)             (394)
                                                   -------------    -------------     -------------
                Total intangible amortization          (17,265)         (14,183)          (12,746)
                                                   -------------    -------------     -------------

           Total operating profit                       23,049           23,061            20,868
           Interest expense on long-term debt          (10,956)          (8,523)           (7,647)
           Interest expense to affiliates               (2,226)          (2,100)           (1,848)
           Other income (expense), net                  (2,188)             615             1,441
                                                   =============    =============     =============
           Total consolidated income before
           taxes and minority interest             $     7,679      $    13,053       $    12,814
                                                   =============    =============     =============


  Assets:                                                             December 31,
                                                   ------------------------------------------------
                                                        1998              1997              1996
                                                   -------------    -------------     -------------
    Segment assets:
       Instruction                                 $   539,078      $   544,179       $   450,703
       Translation                                      84,804           82,420            78,030
       Publishing                                       23,982           21,410            22,374
       Franchising                                       6,633            4,649             2,668
                                                   -------------    -------------     -------------

    Total  assets for reportable segments              654,497          652,658           553,775
    General corporate and nonsegment assets             13,454            9,845             7,776
    Eliminations of intersegment receivables            (4,490)            (988)             (306)
                                                   =============    =============     =============
       Total consolidated assets                   $   663,461      $   661,515       $   561,245
                                                   =============    =============     =============


                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----
           Depreciation:
             Segment depreciation:
                Instruction                        $     5,403       $    4,615       $     4,610
                Translation                              2,148            2,049             1,810
                Publishing                               1,244              722             1,056
                Franchising                                 11                8                14
                                                  --------------    -------------    ----------------
             Total  depreciation for
                reportable segments                      8,806            7,394             7,490
             General corporate and divisional              985            1,170               483
                                                  ==============    =============    ================
                Total consolidated depreciation $        9,791       $    8,564       $     7,973
                                                  ==============    =============    ================


                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----
           Capital expenditures:
             Segment capital expenditures:
                Instruction                        $    11,396      $     9,095       $     5.693
                Translation                              3,125            2,167             3,903
                Publishing                               2,472            2,771             1,289
                Franchising                                  4                3                 -
                                                   -------------    -------------     -------------
             Total capital expenditures for
                reportable segments                     16,997           14,036            10,885
             General corporate and divisional            1,952              581             2,149
                                                   =============    =============     =============
                Total consolidated capital
                  expenditures                     $    18,949      $    14,617       $    13,034
                                                   =============    =============     =============

         The following tables present certain information about the geographic areas in which the Company operates:

                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----
         Revenues from external customers:
           United States                           $   158,763      $   126,056       $    98,566
           Japan                                        58,289           61,892            68,764
             Germany                                    41,497           37,324            41,673
             Ireland                                    23,186           28,066            20,305
             Brazil                                     21,007           20,823            19,139
           Other foreign countries                     133,561          123,048           121,175
                                                   =============    =============     =============
              Total                                $   436,303      $   397,209       $   369,622
                                                   =============    =============     =============

         Operating profit:
           EBITA :
              United States                        $    20,733      $    18,398       $    14,905
              Japan                                      6,113            9,125             9,655
              Germany                                    5,195            2,894             1,834
              Ireland                                    2,068            3,321             3,040
              Brazil                                     3,205            3,118             2,921
              Other foreign countries                   20,049           17,116            15,463
              General corporate expenses               (17,049)         (16,728)          (14,204)
                                                   -------------    -------------     -------------
                Total EBITA                             40,314           37,244            33,614
                                                   -------------    -------------     -------------

           Amortization of publishing rights,
            excess of cost over net
            assets acquired, and other intangibles:
              United States                            (14,352)         (10,891)           (9,223)
              Japan                                     (1,196)          (1,294)           (1,443)
              Germany                                     (259)            (269)             (307)
              Ireland                                      (74)            (347)             (364)
              Brazil                                       (64)             (64)              (63)
              Other foreign countries                   (1,320)          (1,318)           (1,346)
                                                    -------------    -------------     -------------
                Total  intangible amortization         (17,265)         (14,183)          (12,746)
                                                    -------------    -------------     -------------

           Intercompany royalties:
              United States                             17,280           17,449            11,841
              Japan                                     (4,248)          (5,684)                -
              Germany                                   (1,508)          (1,386)           (1,578)
              Ireland                                   (1,148)          (1,399)           (1,056)
              Other foreign countries                  (10,376)          (8,980)           (9,207)
                                                    -------------    -------------     -------------
                Total intercompany royalties                  -                -                -
                                                    -------------    -------------     -------------

         Total operating profit                     $   23,049      $    23,061       $    20,868
                                                    =============    =============     =============


Long lived assets:                       Property &
                                         Equipment           Other          Intangible
                                            net             Assets            Assets            Total
                                        -------------    --------------    -------------    --------------
December 31, 1998:
  United States                         $     8,414      $     7,335       $   402,507      $   418,256
  Japan                                       8,685               97            49,165           57,947
    Germany                                   3,008                -             9,443           12,451
    Brazil                                    3,250                -             2,145            5,395
    Ireland                                   1,562              151             1,793            3,506
  Other foreign countries                    12,316              192            36,365           48,873
  General corporate                           3,909            2,557             1,596            8,062
                                        =============    ==============    =============    ==============
     Total                              $    41,144      $    10,332       $   503,014      $   554,490
                                        =============    ==============    =============    ==============

December  31, 1997:
  United States                         $     6,363      $     5,250       $   421,766      $   433,379
  Japan                                       5,806                -            43,925           49,731
  Germany                                     2,823                -             9,020           11,843
  Brazil                                      2,219                -             2,208            4,427
  Ireland                                     2,003               33             1,796            3,832
  Other foreign countries                    10,988              216            35,856           47,060
  General corporate                           1,896            1,727             1,596            5,219
                                        =============    ==============    =============    ==============
     Total                              $    32,098      $     7,226       $   516,167      $   555,491
                                        =============    ==============    =============    ==============

December  31, 1996:
  United States                         $     4,568      $     1,584       $   325,285      $   331,437
  Japan                                       7,090               41            48,741           55,872
  Germany                                     2,869               29            10,833           13,731
  Brazil                                      1,536                -             2,271            3,807
  Ireland                                     1,793                -             2,452            4,245
  Other foreign countries                    12,182            1,361            45,297           58,840
  General corporate                           2,060            3,578             1,596            7,234
                                        =============    ==============    =============    ==============
     Total                              $    32,098      $     6,593       $   436,475      $   475,166
                                        =============    ==============    =============    ==============

17.      Quarterly Financial Data (unaudited)

                                                          Three Months Ended
                                        -----------------------------------------------------------
                                        March 31          June 30           Sept 30           Dec 31            Year
                                        --------          -------           -------           ------            ----

1998:
Sales of services and products         $ 104,656       $ 107,509       $ 114,396        $ 109,742       $ 436,303
Operating profit                           3,250           6,322           8,246            5,231          23,049
Income before income taxes,
 and minority interest                       297           2,216           4,461              705           7,679
Net income                                    23             700             923              436           2,082
Basic and diluted earnings
  per share                            $    0.00       $    0.07       $    0.10        $    0.05       $    0.22
                                       =========       =========       =========        =========       =========

1997:
Sales of services and products         $  89,252       $  95,894       $ 104,436        $ 107,627       $ 397,209
Operating profit                           3,073           7,702           6,816            5,470          23,061
Income before income taxes,
 minority interest and extraordinary
 item                                        565           5,847           4,310            2,331          13,053
Net income before extraordinary
  item                                       168           1,949             828            2,406           5,351
Net income (loss)                            168           1,949          (5,457)           2,406            (934)
Basic and diluted earnings
  (loss) per share                     $    0.02       $    0.20       $   (0.57)       $    0.25       $   (0.10)
                                       =========       =========       =========        =========       =========


                           BERLITZ INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                   Schedule II

                                   Balance at         Charged to                                          Balance
                                    Beginning           Cost and                                          at End of
                                      of Year           Expenses     Deductions (1)       Other (2)       of Year
                                      -------           --------     --------------       ---------       -------

Allowances for doubtful accounts:

Year Ended December 31, 1998          $2,415             $  728          $ (899)          $   51           $2,295

Year Ended December 31, 1997          $1,914             $1,129          $ (465)          $ (163)          $2,415

Year Ended December 31, 1996          $1,468             $1,168          $ (698)          $  (24)          $1,914



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

ITEM 11.  Executive Compensation

Summary of Cash and Certain Other Compensation

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") and certain executive officers (collectively, the "Named Executive Officers") during the fiscal years ended December 31, 1998, 1997 and 1996 for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE


                                                                                    Long-Term
                                               Annual Compensation              Compensation (3)
                                               -------------------              ----------------
                                                                     Other   Awards of
Name and                                                            Annual    Options/          LTIP      All Other
Principal Position                         Salary       Bonus Compensation        SARs       Payouts   Compensation
                                Year          ($)         ($)        ($)(2)        (#)           ($)         ($)(4)
                                ----          ---         ---        ------        ---           ---         ------


Hiromasa Yokoi                  1998      523,912      186,700       65,724      None        530,000       10,400
Vice Chairman of the Board,     1997      499,052      202,200       65,730      46,220      None          10,390
CEO and President               1996      480,000       84,000       60,469      None        None           9,750
Manuel Fernandez                1998      259,512       55,500        1,165      None        200,000       10,400
Executive Vice President and    1997      251,908       65,000       23,671      20,300      None          10,400
Chief Operating Officer,        1996      240,000       40,900          990      None        None           9,750
Worldwide Language Instruction

Robert Minsky                   1998      247,117       52,800          979      None        200,000       10,400
Executive Vice President,       1997      240,000       35,000          926      20,300      None          10,400
Corporate Planning and          1996      240,000       10,000          874      None        None           9,750
Marketing

Henry D. James                  1998      234,809       69,800          894      None        186,000       10,400
Executive Vice President and    1997      218,335       75,300          826      20,300      None          10,334
Chief Financial Officer         1996      210,000       32,000          771      None        None           9,750

James Lewis (1)                 1998      229,449       82,600        9,677      10,000      None           4,281
Vice President,                 1997       72,692       33,800      124,911       5,120      None            None
Worldwide Translations          1996            -            -            -           -            -            -


(1)  Mr. Lewis' employment with the Company commenced on September 2, 1997.

(2) Other Annual Compensation for Mr. Yokoi primarily represents monthly housing allowances. For Mr. Fernandez, this column includes relocation expense reimbursements of $22,600 in 1997. For Mr. Lewis, this column represents relocation expense reimbursements.

(3) The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1996, 1997 or 1998. There were no Common restricted shares outstanding at December 31, 1998.

(4) The amounts reported in this column for the fiscal year 1998 include a contribution of up to $4,800 made by the Company for the account of each Named Executive Officer pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"). The amounts reported also include a contribution of up to $5,600 made by the Company for the account of each Named Executive Officer pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan.

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

                                             Years of Service
                                             ----------------
                        Initial
                        Participant
                        (hereinafter
                        defined)                 All Other Participants
                        --------                 ----------------------
     Compensation       5 or more           5           10         15 or more
     ------------       ---------       --------    ---------      ----------
     $100,000           $  30,000       $ 10,000    $  20,000     $  30,000
      150,000              45,000         15,000       30,000        45,000
      200,000              60,000         20,000       40,000        60,000
      250,000              75,000         25,000       50,000        75,000
      300,000              90,000         30,000       60,000        90,000
      400,000             120,000         40,000       80,000       120,000
      550,000             165,000         55,000      110,000       165,000
      750,000             225,000         75,000      150,000       225,000

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

In 1998, the Company established an irrevocable grantor trust (the "Trust"), within the meaning of the Internal Revenue Code of 1986, and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP participants in such manner and at such times as specified in the SERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP as an unfunded plan. Included within "Other assets" at December 31, 1998 is $2,502 held in the Trust.

The Named Executive Officers, all of whom are Initial Participants except for Mr. Lewis, will each have at least 5 years of service at age 60. The compensation covered under the SERP for each of the Named Executive Officers is shown under the "Salary" and "Bonus" columns of the Summary Compensation Table.

Option/SAR Grants in Fiscal Year 1998

The following awards were made pursuant to the 1996 Stock Option Plan (hereinafter defined). See the "Compensation Committee Report" for a further description.


                                 Grant       Number of     % of Total      Exercise      Expiration    Grant Date
                                  Date       Securities      Options     Price ($/Sh)       Date         Present
                                             Underlying    granted to                                   Value ($)
                                              Options     Employees in                                     (1)
                                              Granted      Fiscal Year
     Name                                       (#)
                              ------------- ------------- -------------- -------------- -------------- ------------
     James Lewis                 12/4/98        10,000        38.85%        $30.00          12/3/05      $82,900


(1) The fair value of each option grant during 1998, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                 Weighted average assumptions used to estimate
                 fair value:
                    Dividend yield                            0.00%
                    Expected volatility                      20.00%
                    Risk free interest rate                   4.31%
                    Expected lives in years                   5.00
                 Fair value of each option                   $8.29
                 granted


1998 Board of Directors Meetings, Committees and Fees

During 1998, the Board of Directors of the Company met in person three times, participated in one telephonic meeting and took action by unanimous consent once.

In 1998, the Board of Directors had standing Executive, Audit, Disinterested Directors, Compensation, and Nominating Committees.

The Executive Committee, during the intervals between meetings of the Board of Directors, may, with certain exceptions, exercise the powers of the Board of Directors. The Executive Committee did not meet during 1998.

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met three times during 1998.

The Disinterested Directors Committee reviews and monitors all matters affecting the relationship between the Company and Benesse Corporation ("Benesse") and its affiliates During 1998, the Disinterested Directors Committee met in person once, and participated in two telephonic meeting and acted by unanimous consent twice.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends to the Board of Directors major compensation programs. The Compensation Committee also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation Committee oversees and approves grants of stock options and other stock-based awards pursuant to the 1989 and 1996 Stock Option Plans (individually, the "1989 Stock Option Plan" and the "1996 Stock Option Plan", and collectively, the "Stock Option Plans") and the Company's Non-Employee Directors Stock Plan (the "Directors' Stock Plan"). The Committee also administers the 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Incentive Plan"), and the 1996 New Long-Term Executive Incentive Compensation Plan (the " New LTIP"), which replaced the 1993 Long-Term Executive Incentive Compensation Plan (the "Old LTIP"), and approves awards and discretionary bonuses under these plans. No member of the Compensation Committee is eligible to participate in the Stock Option Plans or the Short-Term Incentive Plan, except for a special grant on December 9, 1997 of 500 options to each Director. During 1998, the Compensation Committee met two times.

The Nominating Committee nominates Directors and considers possible successors to senior executives. During 1998, the Nominating Committee met once, and took action by unanimous consent twice.

The Company's standard retainer payable to each director who is not an employee of the Company or any of its affiliates is $35,000 per annum, plus expenses, with an additional $2,000 for each Committee meeting attended in person and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Only those directors who are also full-time employees of the Company or any of its affiliates are eligible to participate in the health benefit plan maintained by the Company. Directors employed by the Company or any of its affiliates receive no compensation in consideration of their duties as directors. The outside directors earned an aggregate of approximately $155,000 as cash compensation for their services during 1998.

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

The Company also has a severance agreement with James Lewis which provides that if Mr. Lewis is terminated other than for cause, he is to be paid 15 months of severance at his then current annual base salary plus a prorated amount of the award under the Company's Short-Term Incentive Plan to which he would have been entitled for such year. He also would receive a one-time relocation payment equal to that which he received when joining the Company, which was approximately $135,000.

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

               COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 1998

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

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for the fiscal year 1998 follows.

Base Salary
Each executive officer receives a base salary, with the potential for annual salary increases based largely on merit from prior annual performance.

The proposed annual compensation of Company employees for the 1998 and 1999 calendar years was discussed at Compensation Committee meetings held in 1997 and 1998. Base salary recommendations were made by management of the Company for the Committee to approve. After review and consideration by the Committee of management's recommendations, the Committee approved base salary adjustments for executive officers considering individual and Company performance. Such adjustments averaged 1.8% and 3.3% for 1999 and 1998, respectively. The criteria used to evaluate Company performance were sales and earnings figures, and return on equity. The Committee believes that all such criteria were accorded equal weight.

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

At its March 1999 meeting, the Committee approved, after discussion, 1998 bonuses for executive officers under the Short-Term Incentive Plan. Such bonuses that accrued for 1998 ranged up to 42% (and averaged 24%) of each executive officer's base salary. The Committee also approved a discretionary special bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Such special bonuses that accrued for 1998 were not material.

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

In September 1996, the Company adopted, subject to shareholder approval which was obtained in 1997, the 1996 Stock Option Plan, which, together with the New LTIP (hereinafter discussed), replaced the Company's then existing Old LTIP. The 1996 Stock Option Plan, as amended, authorizes the issuance of a maximum of 503,225 options to directors and key executive employees of the Company. The Company granted 327,200 of these options on June 30, 1997 at an exercise price of $24.9375, 46,190 options on December 9, 1997 at an exercise price of $26.5625, and 25,740 options on December 4, 1998 at an exercise price of $30.00. Such exercise prices were based on the closing market price of the Company's Common on the New York Stock Exchange on the date of grant.

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

In September 1996, the Committee adopted the New LTIP, which together with the 1996 Stock Option Plan, replaced the Old LTIP. The New LTIP provided for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain sales and earnings goals were met for the year ended December 31, 1998. Common stock price did not impact potential awards, which could not exceed $5.0 million in the aggregate. While the New LTIP's minimum threshold for potential awards was lower than under the Old LTIP, the Old LTIP did not contain a limitation on maximum awards.

At its March 1999 meeting, the Committee approved, after discussion, the issuance of $2.9 million in awards under the New LTIP.

Other Compensation
The executive officers also are eligible to participate in the Pension Plan. The Pension Plan provides for the Company to make regular contributions based on salaries of eligible employees. During 1998, pursuant to the plan documents, the Company continued to contribute 3.5% of eligible employees' respective base salary to the Pension Plan. During 1998, the Company also continued to provide matching contributions under the 401(k) Plan to all domestic employees up to a maximum of 3% of the employee's salary.

Chief Executive Officer Compensation
Mr. Hiromasa Yokoi's base salary for 1998 was approximately $524,000, and he also earned a bonus of $186,700 for 1998 under the Short-Term Incentive Plan. The Compensation Committee approved and ratified the compensation paid to Mr. Yokoi for fiscal year 1998 based on Mr. Yokoi's business experience and familiarity with the Company, and his responsibilities to guide, among other things, the Company's daily affairs and the Company's long-term strategic plan in a global marketplace. The Company's 1998 performance was taken into consideration in determining Mr. Yokoi's 1998 compensation package. The Committee believes that Mr. Yokoi's 1998 compensation package was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

Tax Legislation
The Committee has reviewed regulations issued by the U.S. Internal Revenue Service which limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. Based on present levels of compensation, the Company does not anticipate the loss of deductibility for any compensation paid over the next year.

Compensation Committee Membership
During 1998, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and, from June 2, 1998, Takuro Isoda. Mr. Isoda's predecessor, Aritoshi Soejima, retired on June 2, 1998. All of the views expressed by the Compensation Committee in 1998 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

                   Compensation Committee for Fiscal Year 1998

                                Edward G. Nelson
                                Robert L. Purdum
                                  Takuro Isoda

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As discussed above, during 1998, the Compensation Committee consisted of Edward
G. Nelson, Robert L. Purdum and, from June 2, 1998, Takuro Isoda. Mr. Isoda's predecessor, Aritoshi Soejima, retired on June 2, 1998. None of these committee members were officers of the Company or any of its subsidiaries during 1998 or any previous year.

Aritoshi Soejima previously served as an advisor to Benesse. He resigned such position prior to his appointment as a Disinterested Director and a member of the Compensation Committee.

PERFORMANCE GRAPHS

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and a peer group index (described below) over a five-year period, beginning on December 31, 1993, and ending on December 31, 1998. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group index. It also assumes reinvestment of all dividends.

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

ITT Educational Services, Inc. and Education Management Corporation replace Flightsafety International and National Education Corporation, two companies which were formerly included in the Company's peer group, but which were no longer publicly traded beginning in 1997.

                           COMPARISON OF STOCK PRICES
            BERLITZ INTERNATIONAL, INC., THE S&P 400 INDUSTRIAL INDEX
                              AND PEER GROUP INDEX

                               [Graphic Omitted]

                              1993             1994             1995             1996              1997              1998
-----------------------  ---------------  ---------------  ---------------  ---------------  ----------------  -----------------
Berlitz                  $ 100            $    95          $    120         $    149         $    194          $    211
-----------------------  ---------------  ---------------  ---------------  ---------------  ----------------  -----------------
S & P 400 Index          $ 100            $    101         $    134         $    161         $    208          $    274
-----------------------  ---------------  ---------------  ---------------  ---------------  ----------------  -----------------
Peer Group Index         $ 100            $    107         $    128         $    221         $    273          $    406
-----------------------  ---------------  ---------------  ---------------  ---------------  ----------------  -----------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth the number and percentage of shares of Common Stock beneficially owned as of March 12, 1999 by each director, nominee, the Named Executive Officers, and all officers and directors as a group. If not mentioned by name, no individual in the categories described above beneficially owned any shares of Common as of March 12, 1999. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                                  AMOUNT AND
                                                  NATURE OF
                            NAME OF               BENEFICIAL       PERCENT
   TITLE OF CLASS      BENEFICIAL OWNER           OWNERSHIP        OF CLASS
   --------------      ----------------           ---------        --------

   Common              Soichiro Fukutake          8,749,733 (1)     60.15%(8)
   Common              Hiromasa Yokoi                46,220 (2)     *
   Common              Manuel Fernandez              28,545 (3)     *
   Common              Robert Minsky                 22,657 (4)     *
   Common              Henry D. James                25,492 (5)     *
   Common              James Lewis                    1,200         *
   Common              Edward G. Nelson               1,500 (6)     *
   Common              Robert L. Purdum               2,000         *
   Common              Antony Ressler                     - (7)     *
   Common              Laurence Berg                      - (7)     *

                       All Officers and
                       Directors as a Group
   Common              (21 in number)             8,983,546         61.76% (8)
   ------


(1) This amount includes: a) 6,985,338 shares of outstanding Common Stock beneficially owned by Benesse and its subsidiary, Benesse Holdings International ("BHI"); b) 1,664,145 shares of Common Stock which would be issuable upon conversion of $55 million in convertible debentures (the "Benesse Debentures") held by BHI; and c) 100,250 shares of Common Stock which would be issuable under currently exercisable stock options held by Mr. Fukutake. Mr. Fukutake is the President, Representative Director and principal shareholder of Benesse. Consequently, he could be deemed to be in ultimate control of Benesse and the beneficial owner of shares that it beneficially owns. See "Security Ownership of Certain Beneficial Owners."
(2)  Includes options to purchase 45,270 shares which are currently exercisable.
(3)  Includes options to purchase 19,800 shares which are currently exercisable.
(4)  Includes options to purchase 19,800 shares which are currently exercisable.
(5)  Includes options to purchase 17,820 shares which are currently exercisable.
(6) An additional 1,000 shares of Common, for which Mr. Nelson has disclaimed ownership, are owned by Mr. Nelson's wife.
(7) Does not include 3,025,718 shares of Common Stock which would be issuable upon conversion of $100 million in convertible debentures (the "Apollo Debentures") held by two affiliates of Apollo Advisors, L.P. ("Apollo"),. The beneficial ownership of these shares is disclaimed by each of Mr. Ressler and Mr. Berg, whose relationships with Apollo are described under "Executive Officers and Directors of the Registrant".

(8) Assumes conversion of all convertible debentures held by Apollo and Benesse. In the event that Apollo converted all of the Apollo Debentures but Benesse did not convert any Benesse Debentures, Apollo would own approximately 24% of the total Common Stock then outstanding. Alternatively, in the event that Benesse converted all Benesse Debentures but Apollo did not convert any Apollo Debentures, Benesse would own approximately 77% of the total Common Stock then outstanding.

*    Less than 1%

To the best of the Company's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K, except that Benesse Holdings International, Inc. ("BHI") did not timely file a Form 4 with respect to its acquisition of 250,000 shares of common stock in April 1997 (BHI has since filed a Form 4 with respect to the acquisition of such shares.)

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the ownership by each person or group known by the Company to own beneficially more than 5% of Common:

                        NAME AND ADDRESS OF                          PERCENT
    TITLE OF CLASS       BENEFICIAL OWNER          OWNERSHIP         OF CLASS
    --------------       ----------------          ---------         --------

    Common              Benesse Corporation (1)    8,749,733         60.15% (3)
                        3-17-17 Minamigata
                        Okayama-shi 700, Japan

    Common              Apollo Advisors, L.P. (2)  3,025,718         20.80% (3)
                        1999 Avenue of the Stars
                        Los Angeles, CA 90067

(1) Fukutake Publishing Co., Ltd. changed its name to Benesse Corporation on April 1, 1995. As of March 12, 1999, 6,972,138 shares of outstanding Common Stock are held by a BHI, a wholly owned subsidiary of Benesse, and 13,200 shares of outstanding Common Stock are held directly by Benesse. In addition, 1,664,145 shares of Common Stock would be issuable upon conversion of $55 million in convertible debentures (the "Benesse Debentures") held by BHI. An additional 100,250 shares of Common Stock would be issuable under upon exercise of currently exercisable stock options held by Mr. Fukutake. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

(2) Represents 3,025,718 shares of Common Stock which would be issuable upon conversion of $100 million in convertible debentures (the "Apollo Debentures") held by two affiliates of Apollo Advisors, L.P. ("Apollo").

(3) Assumes conversion of all convertible debentures held by Apollo and Benesse. In the event that Apollo converted all of the Apollo Debentures but Benesse did not convert any Benesse Debentures, Apollo would own approximately 24% of the total Common Stock then outstanding. Alternatively, in the event that Benesse converted all Benesse Debentures but Apollo did not convert any Apollo Debentures, Benesse would own approximately [77%] of the total Common Stock then outstanding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kazuo Yamakawa currently serves as the Benesse nominee on the Board of Directors of the Company pursuant to the acquisition by Benesse in January 1991 of a 20% interest in Berlitz Japan, Inc. ("Berlitz-Japan"), a subsidiary of the Company.

On December 9, 1992, the Company and Benesse entered into a merger agreement pursuant to which Benesse agreed to acquire, through a merger of the Company with an indirect wholly owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the Common. Additionally, on April 29, 1997, the Company agreed to sell to BHI (formerly Fukutake Holdings (America), Inc.) ("BHI"), a wholly owned subsidiary of Benesse, 250,000 shares of the Company's Common at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This private placement exempt from registration under the Securities Act of 1933 was closed on May 12, 1997. Following this private placement, Benesse beneficially owned 6,985,338 shares, which represents 73.3%, of the 9,529,788 shares of Common outstanding at December 31, 1998. Public shareholders of the Company held the remaining outstanding Common. Mr. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.

In September 1994, the Company borrowed $20.0 million from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed
(Y)1.0 billion (approximately $10.1 million) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). In March 1996, the Company received the proceeds of an additional $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse (the "FHAI Note"), bearing interest at a rate of the six month LIBOR plus 1% per annum, reset semi-annually. Such notes, (collectively, the "Benesse Notes") provided for maturity on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Company's August 28, 1997 credit agreement (the "Bank Facility") had been satisfied. To the extent that interest payments on the U.S. or FHAI Notes were not permitted while any amounts remained outstanding under the Bank Facility, such accrued interest rolled over semiannually into the note principal. The Company recorded $2.2 million in interest expense on the Benesse Notes in 1998.

The Benesse Notes ranked PARI PASSU with one another and were subordinate in rights of payment to debt under the Bank Facility, including the currency coupon swap agreements. Payment obligations under the U.S. Note were guaranteed by the Company and its significant U.S. subsidiaries, subject to senior guarantees of the Bank Facility. The Company and its significant U.S. subsidiaries also executed a guarantee of payment obligations under the Japan Note, effective as of the day following the date upon which all payment obligations under the Bank Facility are satisfied.

On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: a) $100 million aggregate principal (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55 million aggregate principal (the "Benesse Debentures") to BHI. In a separate transaction, on March 11, 1999, BHI loaned $50 million to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). The Company has used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing Bank

Facility and Benesse Notes, and for general corporate purposes. Assuming conversion of all of the debentures issued in the transaction, Apollo will own approximately 20% of the outstanding common stock of Berlitz and BHI will own approximately 60%.

The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime after 3 years and 2 months. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

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

The BHI Note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest would be payable semiannually in cash while principal repayment would be deferred until maturity. The BHI Note includes standard covenants similar to those included in the Benesse Debentures. In the event of a change in control, the BHI Note provides for redemption by the Company, at the option of BHI, at a price equal to 101% of the note's principal amount.

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

The Company and Benesse participated in certain other joint business arrangements during 1998, in the ordinary course of business, including the following:

o Pursuant to extended industrial block contracts dated [July 24, 1997 and August 6, 1996], Berlitz-Japan provided lessons to Benesse at its standard rate for prepaid industrial lessons which was approximately 20% below the rate charged for individual instruction. Revenues under these contracts aggregated [ ] Yen (approximately $[ ] at an average 1997 exchange rate of (Y)121.13).

o The Company's subsidiary, Berlitz Franchising Corporation, entered into a standard franchise agreement dated July 30, 1997 with the Okayama Language Center, Inc., a corporation formed by Benesse and the Okayama Institute of Languages, the latter being controlled by Mr. Fukutake's sister-in-law.

o On June 30, 1997, the Company granted 100,250 stock options to Mr. Fukutake at an exercise price of $24.9375, equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. 50,000 of these options had been granted in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP").

o Pursuant to a services agreement, Benesse periodically offered its customers language and homestay programs arranged and operated by the Company's specialty instruction program, Berlitz Study Abroad(R). Benesse also periodically offered its customers language study and homestay programs arranged and operated by Berlitz on Campus(TM), another of the Company's specialty instruction programs. The Company and Benesse also participated in certain other joint business arrangements in the ordinary course of business, none of which had a material effect on the financial statements.

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

10.4 Form of Third Amendment, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

10.5 Form of Consent, dated as of April 28, 1995, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit 10.5 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

10.6 Form of Fourth Amendment, dated as of March 18, 1996, to the Credit Agreement, dated as of January 29, 1993, among the registrant, the lenders from time to time parties thereto and Chemical Bank. Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

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

10.10 Form of Fourth Amendment, dated as of April 28, 1995, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

10.11 Form of Consent, dated as of April 28, 1995, to the Senior Note Agreements, dated as of January 29, 1993 among the registrant and each institutional lender party thereto. Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

10.12 Form of Fifth Amendment, dated as of March 18, 1996, to the Senior Note Agreements, dated as of January 29, 1993, among the registrant and each institutional lender party thereto. Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

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

10.19 Form of US$6,000,000 Subordinated Non-Negotiable Promissory Note, dated as of March 25, 1996, among the registrant (as Borrower) and Fukutake Holdings (America),

      Inc. (as Lender). Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 1995 is incorporated by reference herein.

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

10.28 Supplemental Executive Retirement Plan, effective as of January 1, 1996.
      Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference herein.

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

10.38 Indemnification Agreement between the Company and each of Ellen Adler, Perry Akins, Mark Harris, Brian Kelly, James Lewis, Lionel Mellet and Kazuo Yamakawa. Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is incorporated by reference herein.

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

10.41* Employment Agreement, dated March 13, 1995, between the Company and Frank
       Garton. Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

10.42* Employment Agreement, dated June 25, 1997, between the Company and James
       Lewis. Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

10.43* Amended and Restated Employment Agreement, dated November 1, 1986, and
       Amendment No. 1 thereto, dated October 1, 1988, between the Company (as successor to ELS Educational Services, Inc.) and Perry S. Akins. Exhibit
       10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

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

10.49 Amendment No. 3, dated March 23, 1998, to Credit Agreement, dated as of August 28, 1997 among Berlitz, NationsBank N.A. (as Agent and as Lender) and the Lenders party thereto from time to time. Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

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

10.52 Form of Purchase Agreement (for $100 million 5% Convertible Exchangeable Subordinated Debentures due 2010, Series A), dated as of October 2, 1998, between Berlitz International, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P.. Exhibit 1 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.53 Form of Purchase Agreement (for $55 million 5% Convertible Exchangeable Subordinated Debentures due 2010, Series B), dated as of October 2, 1998, between Berlitz International, Inc., and Benesse Holdings International, Inc. Exhibit 2 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.54 Form of Registration Rights Agreement, dated as of October 2, 1998, between Berlitz International, Inc., and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 3 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.55 Form of Registration Rights Agreement, dated as of October 2, 1998, between Berlitz International, Inc., and Benesse Holdings International, Inc. Exhibit 4 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.56 Form of Investors Agreement between Berlitz International, Inc., and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 5 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.57 Form of Voting Agreement, dated as of October 2, 1998, between Benesse Corporation, and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 6 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

10.58 Form of $50 million Subordinated Promissory Note from Berlitz International, Inc. to Benesse Holdings International, Inc. Exhibit 8 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein, except that initial interest rate, as defined in that Exhibit, has changed to 5.2% per annum from 5.9% per annum.

10.59* Form of Indemnification Agreement between the Company and each of Laurence Berg, Takuro Isoda, Mako Obara, and Antony Ressler.

21*    List of subsidiaries of the registrant.

27*    Financial Data Schedule.


     *Filed herewith.

B.   Reports on Form 8-K:

     A Form 8-K was filed on October 6, 1998, to announce the Company's signing of definitive documents for the issuance of $155 million aggregate amount of convertible debentures to Benesse Holdings International and two affiliates of Apollo Advisors, L.P.

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

                                 BERLITZ INTERNATIONAL, INC.

                                 By: /s/ HIROMASA YOKOI
                                     ------------------
                                         Hiromasa Yokoi
                                         Vice Chairman of the Board,
                                         Chief Executive Officer and President

Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  SOICHIRO FUKUTAKE       Chairman of the Board               March 31, 1999
------------------------
     Soichiro Fukutake

/s/  HIROMASA YOKOI          Vice Chairman of the Board,         March 31, 1999
------------------------     Chief Executive Officer,
     Hiromasa Yokoi          and President
                             (Principal Executive Officer)

/s/  JAMES LEWIS             Executive Vice President, Chief     March 31, 1999
------------------------     Operating Officer, Worldwide
     James Lewis             Translations, and Director


/s/  ROBERT MINSKY           Executive Vice President, Corporate March 31, 1999
------------------------     Planning and Marketing, and
     Robert Minsky           Director

/s/  MAKO OBARA              Executive Vice President,           March 31, 1999
------------------------     and Director
     Mako Obara

/s/  HENRY D. JAMES          Executive Vice President,           March 31, 1999
------------------------     Chief Financial Officer, and
     Henry D. James          Director
                            (Principal Financial Officer)


/s/  LAURENCE BERG           Director                            March 31, 1999
------------------------
     Laurence Berg

/s/  TAKURO ISODA            Director                            March 31, 1999
------------------------
     Takuro Isoda

/s/  EDWARD G. NELSON        Director                            March 31, 1999
------------------------
     Edward G. Nelson

/s/  ROBERT L. PURDUM        Director                            March 31, 1999
------------------------
     Robert L. Purdum

/s/  ANTONY RESSLER          Director
------------------------                                         March 31, 1999
     Antony Ressler

/s/  KAZUO YAMAKAWA          Director                            March 31, 1999
------------------------
     Kazuo Yamakawa