Form 10-K/A
period 1998-12-31
BERLITZ INTERNATIONAL INC
filed 1999-03-31
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                               Page 1 of 103 Pages
                        Exhibit Index Appears on Page 95

                                     PART I

This Form 10-K/A amends the Form 10-K filed on March 26, 1999, which was intended to be a test filing on "EDGAR" of a preliminary draft but accidentally was transmitted as a live filing.

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

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. Through December 31, 1998, its operations were conducted through four segments (Language Instruction, Translation Services, Publishing and Franchising), each of which were organized geographically into five operating divisions: North America, Western Europe, Central/Eastern Europe, Asia and Latin America. Country and division managers determine pricing, teacher/translator and administrative salaries, leasing of facilities, local advertising and sales promotions, and other administrative matters, within guidelines established at the Company's corporate headquarters. The country managers are evaluated and provided incentives based on profit performance of their particular areas while division managers are provided incentives based on profit performance of both their particular areas and the Company as a whole. Business segment and geographic area information is incorporated herein in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 16.

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

Language Instruction

General. As of December 31, 1998, the Company operated 332 Berlitz language centers in 40 countries and Puerto Rico using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. All of these centers were wholly-owned, except for joint venture operations in Korea and Taiwan. Approximately 5.8 million language lessons were given by these Berlitz language centers in 1998, the most frequently taught languages being English, Spanish, French and German. A lesson consists of a single 45-minute session (regardless of the number of students).

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

The following table sets forth, by geographic division, the number of language facilities in each of the countries in which the Company and its subsidiaries or franchisees operated centers as of December 31, 1998:

                                      Berlitz                            ELS and BOC
                                     Language                             facilities
                                      Centers                              (Company
                                 (Company operated)      Berlitz            owned)             ELS
                                                       Franchises                           Franchises          Total
                                 ------------------  --------------    ---------------    --------------    ------------
North America
  United States                        63                   4               37                  -               104
  Canada                                8                   -                1                  1                10
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      71                   4               38                  1               114
                               ----------------    -------------    ---------------    --------------    ------------
Asia
  Australia                             -                   -                -                  2                 2
  China                                 1                   -                -                  1                 2
  Hong Kong                             1                   -                -                  -                 1
  Indonesia                             -                   1                -                  2                 3
  Japan                                46                   3                1                  2                52
  Korea                                 1                   -                -                  5                 6
  Malaysia                              1                   -                -                  4                 5
  Singapore                             1                   -                -                  -                 1
  Taiwan                                1                   -                -                 12                13
  Thailand                              2                   -                -                  2                 4
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      54                   4                1                 30                89
                               ----------------    -------------    ---------------    --------------    ------------
Latin America
  Argentina                             5                   1                -                  2                 8
  Brazil                               17                   1                -                  1                19
  Chile                                 5                   1                -                  1                 7
  Colombia                              7                   -                -                  4                11
  Costa Rica                            -                   1                -                  1                 2
  Dominican Republic                    -                   1                -                  -                 1
  Guatemala                             -                   1                -                  -                 1
  Mexico                               19                   2                -                  -                21
  Panama                                -                   -                -                  1                 1
  Peru                                  1                   -                -                  -                 1
  Puerto Rico                           4                   -                -                  -                 4
  Uruguay                               1                   -                -                  -                 1
  Venezuela                             8                   -                -                  -                 8
                               ----------------    -------------    ---------------    --------------    ------------
         Subtotal                      67                   8                -                 10                85
                               ----------------    -------------    ---------------    --------------    ------------


                                Berlitz                             ELS and BOC
                                Language                             facilities
                                Centers                               (Company
                                (Company           Berlitz             owned)              ELS
                                operated)         Franchises                           Franchises          Total
                              -------------    ---------------    ---------------    --------------    --------------

Western Europe
    Belgium                          10                  -                 -                  -                10
    Denmark                           2                  -                 -                  -                 2
    Finland                           1                  -                 -                  -                 1
    France                           16                  1                 -                  -                17
    Holland                           2                  -                 -                  -                 2
    Ireland                           1                  -                 -                  -                 1
    Italy                             6                  -                 -                  -                 6
    Norway                            1                  -                 -                  -                 1
    Portugal                          1                  -                 -                  -                 1
    Spain                            10                  -                 -                  -                10
    Sweden                            1                  -                 -                  -                 1
    United Kingdom                    5                  1                 1                  -                 7
                           --------------    --------------    ---------------    ---------------   ---------------
          Subtotal                   56                  2                 1                  -                59
                           --------------    --------------    ---------------    ---------------   ---------------
Central/Eastern Europe
    Austria                          7                  2                 -                  -                 9
    Croatia                          -                  1                 -                  -                 1
    Czech Republic                   5                  -                 -                  -                 5
    Egypt                            -                  1                 -                  1                 2
    Germany                         47                  2                 -                  -                49
    Greece                           1                  -                 -                  -                 1
    Hungary                          3                  -                 -                  -                 3
    Israel                           4                  -                 -                  -                 4
    Kuwait                           -                  1                 -                  1                 2
    Malta                            -                  1                 -                  -                 1
    Poland                           7                  -                 -                  -                 7
    Qatar                            -                  -                 -                  1                 1
    Saudi Arabia                     -                  -                 -                  2                 2
    Slovak Republic                  1                  1                 -                  -                 2
    Slovenia                         1                  -                 -                  -                 1
    Switzerland                      8                  -                 -                  -                 8
    Turkey                           -                  1                 -                  -                 1
    United Arab Emirates             -                  2                 -                  3                 5
                             --------------    --------------    ---------------    ---------------   ---------------
         Subtotal                   84                 12                 -                  8               104
                             --------------    --------------    ---------------    ---------------   ---------------

    Total                          332                 30                40                 49               451
                             ==============    ==============    ===============    ===============   ===============

The following tables set forth, by geographic division, the number of Company-operated Berlitz language centers and the number of lessons given by these centers over the last five years:


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
                        ========== =========     ========== ========     ========== =========    ========== =========


                                                  LEASED FACILITIES


                                                                           Other (principally
                                                 Translation Services       headquarters and
                     Language Instruction                                   administrative)                Total
                    ----------- ------------     ---------- ----------    ---------- ----------    ---------- ------------
                    Number                       Number                   Number                   Number
                    of            Square         of         Square        of         Square        of           Square
                    facilities    footage        facilities  footage      facilities  footage      facilities   footage
                    ----------- ------------     ---------- ----------    ---------- ----------    ---------- ------------
Region
North America           109        483,565             4       20,965           6     113,192          119       617,722
Western Europe
                         55        174,587            10       67,503           6      17,340           71       259,430
Central/Eastern
  Europe                 82        230,300             1        6,673           4       9,031           87       246,004
Asia                     55        146,699             2       14,559           4       5,952           61       167,210
Latin America            62        246,185             1        3,229           4      12,994           67       262,408
                    =========== ============     ========== ==========    ========== ==========    ========== ============
Total                   363      1,281,336            18      112,929          24     158,509          405     1,552,774
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

Hiromasa Yokoi, 59                         Mr. Yokoi was elected Vice Chairman
Vice Chairman of the Board, Chief          of the Board and Chief Executive
Executive Officer and President;           Officer of the Company in February
Director (A) (E)                           1993 and additionally was elected
                                           President effective on August 31,
                                           1993. Mr. Yokoi has served as a
                                           director of Benesse since June 1992
                                           and its Director for Berlitz and
                                           North American Sector since April
                                           1994. Prior to that, he served as
                                           General Manager of the Overseas
                                           Operations Division (formerly the
                                           International Division) of Benesse
                                           from October 1990 to March 1994 and
                                           as General Manager of the President's
                                           Office of Benesse from July 1990 to
                                           September 1990. Mr. Yokoi currently
                                           is also a Director of La Petite
                                           Academy and serves on its
                                           compensation committee. Mr. Yokoi has
                                           served as a Director of the Company
                                           since January 1991. His term will
                                           expire in 2000.

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

Robert L. Purdum, 63                       Mr. Purdum is the retired Chairman
Director (B)(C)(D)(E)                      of the Board of Armco, Inc. and
                                           currently is a partner with American
                                           Industrial Partners, a private
                                           investment company located in New
                                           York and San Francisco. During his
                                           Armco career, he served in various
                                           positions since first joining Armco
                                           in 1962, including Chairman and
                                           Chief Executive Officer (November
                                           1990 to December 1993), President
                                           and Chief Executive Officer (April
                                           1990 to November 1990), President
                                           (October 1986 to April 1990), Chief
                                           Operating Officer (February 1985 to
                                           October 1986) and Chief Executive
                                           Officer - Steel Group (November 1982
                                           to February 1985). Mr. Purdum has
                                           also served on the Board of
                                           Directors of Holophane Corporation
                                           since 1994.

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

Berlitz expanded its Board of Directors, effective as of March 11, 1999, in connection with the issuance of convertible debentures to two affiliates of Apollo Advisors, L.P. ("Apollo"), and has selected Mr. Antony P. Ressler and Mr. Laurence M. Berg, both partners of Apollo, to join the Company's Board.

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



                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, the Company and its subsidiaries were subject to restrictions on the declaration of dividends set forth in the Company's August 28, 1997 credit agreement (the "Bank Facility"). As a result, the Company has not paid dividends during the term of such debt facilities. On March 11, 1999, the Company terminated the Bank Facility in connection with the issuance of convertible debentures both to Benesse Holdings International, Inc. ("BHI"), a wholly owned subsidiary of Benesse Corporation ("Benesse"), and to Apollo Management IV, L.P. (See "Management's Discussion and Analysis - Liquidity and Capital Resources"). The Company does not have any present intention to commence paying dividends following this issuance of convertible debentures. See Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for further discussion. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 65 holders of record of Common Stock as of March 17, 1999 (one of which was Cede & Company, at which 2.1 million shares were held by brokers in street name).

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

ITEM 6.  Selected Financial Data

                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)


                                                              Year Ended December 31,
                                             -------------------------------------------------------
                                             1998         1997          1996          1995        1994
                                             ----         ----          ----          ----        ----
Income Statement Data:
Sales of services and
products sold                             $  436,303  $  397,209   $  369,622     $  354,509  $ 303,287
                                          ----------  ----------   ----------     ----------  ---------
Cost and expenses:
  Cost of services and
       products sold                         258,903     236,521      222,313        216,443    182,922
  Selling, general and
      administrative                         137,086     123,444      113,695        105,039     91,703
  Amortization of publishing rights,
      excess of cost over net assets
      acquired and other intangibles          17,265      14,183       12,746         13,425     12,750
   Other expense, net                         15,370      10,008        8,054          8,826      8,070
                                          ----------  ----------   ----------    -----------  ---------
     Total costs and expenses                428,624     384,156      356,808        343,733    295,445
                                          ----------  ----------   ----------    -----------  ---------
  Income before income taxes,
    minority interest,  and
    extraordinary item                    $    7,679   $  13,053   $   12,814    $    10,776  $   7,842
                                          ==========  ==========   ==========    ===========  =========
  Minority interest-income/(expense)      $       68   $    (613)  $   (1,503)   $    (1,106) $    (738)
                                          ==========  ==========   ==========    ===========  =========
  Extraordinary loss(1)                   $        -   $  (6,285)  $        -    $         -  $        -
                                          ==========  ==========   ==========    ===========  =========
  Net income (loss)                       $    2,082   $    (934)  $    3,803    $     2,270  $     909
                                          ==========  ==========   ==========    ===========  =========

Earnings (loss) per share (both basic and diluted):
  Income before extraordinary item        $     0.22   $    0.56   $     0.40    $      0.23  $    0.09
  Extraordinary loss                               -       (0.66)           -              -          -
                                          ----------  ----------   ----------    -----------  ---------
  Earnings (loss) per share               $     0.22   $   (0.10)   $    0.40    $      0.23  $    0.09
                                          ==========  ==========   ==========    ===========  =========

Average number of shares (000)                 9,530       9,550        9,569         10,033     10,033
                                          ==========  ==========   ==========    ===========  =========

Balance sheet data (at year end):
Total assets(1)                           $  663,461  $  661,515   $  561,245    $   576,930  $ 582,005
Long-term debt(1)                         $  129,387  $  142,369   $   56,353    $    67,081  $  78,420
Shareholders' equity                      $  354,986  $  346,978   $  357,407    $   370,416  $ 367,235

Other data:

Dividends declared                        $        -  $        -   $        -    $         -  $       -
                                          ==========  ==========   ==========    ===========  =========
Language lessons given
     during year (000)                         5,826       5,548        5,139          4,947      4,773
Company-operated language
     centers at year end                         332         334          325            323        320
Growth in same center sales
     from year to year(2)                        4.8%        7.5%         6.0%           3.0%       6.3%

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

(2) Indicates year-over-year increase, excluding the impact of foreign currency rate fluctuations, in sales by language centers which were operating during the entirety of both years being compared.

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

The following table shows the Company's income and expense data as a percentage of sales:

                                                                                     Year Ended December 31,
                                                                          -------------------------------------------
                                                                          1998               1997                1996
                                                                          ----               ----                ----

Sales of Services and Products                                           100.0%             100.0%              100.0%
                                                                         ------             ------              ------
Costs of services and products sold (1)                                   59.3               59.5                60.1
Selling, general and administrative (2)                                   31.4               31.1                30.8
Amortization of publishing rights
   excess of cost over net assets acquired,
   and other intangibles                                                   4.0                3.6                 3.4
Interest expense on long-term debt                                         2.5                2.1                 2.1
Interest expense to affiliate                                              0.5                0.5                 0.5
Other expense (income), net                                                0.5               (0.1)               (0.3)
                                                                         ------             ------              ------
         Total costs and expenses                                         98.2               96.7                96.6
                                                                         ------             ------              ------

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                                                      1.8                3.3                 3.4
Income tax expense                                                         1.3                1.8                 2.0
Minority interest                                                           --                0.2                 0.4
                                                                         ------             ------              ------

Income before extraordinary item                                           0.5                1.3                 1.0

Extraordinary loss from early extinguishment
  of debt, net of tax benefit                                               --               (1.6)                 --
                                                                         ------             ------              ------

Net income (loss)                                                          0.5%              (0.3)%               1.0%

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

Internal actions have also helped the Company grow. For example, in Language Instruction, the Company continued to expand several niche programs, including cross-cultural services, Berlitz Jr(R), Berlitz on Campus(R) and Berlitz Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. The Company has also increased its emphasis on more profitable semi-private and group lessons, and has increased the number of Company-owned language center locations, adding 27 new Berlitz language centers and deleting 18 over the three-year period ended December 31, 1998. To further increase its market presence, the Company has utilized franchising and joint ventures in emerging and secondary markets. From commencement of its operations through December 31, 1998, the Company's franchising business segment has granted 50 Berlitz franchises, 30 of which have opened as of December 1998.

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

                                     Percentage Growth (Decline) From Prior Year
                                              Year Ended December 31,
                                              -----------------------
                                          1998          1997           1996
                                          ----          ----           ----
     Sales:
          Operations (2)                 14.2%          14.0%          9.0%
          Exchange                       (4.4)          (6.5)         (4.7)
                Total                     9.8%           7.5%          4.3%
     EBITA:
          Operations (2)                 15.7%          17.8           7.8%
          Exchange                       (7.5)          (7.0)         (6.0)
                Total                     8.2%          10.8%          1.8%

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

On a geographic basis, Language Instruction revenue increased in all divisions except Asia. The increase in Latin American revenues ($3.3 million, or 6.7%) was primarily attributable to volume and ARPL increases in Mexico, Brazil, Venezuela and Colombia, partially offset by unfavorable exchange rate fluctuations of $5.5 million. Central/Eastern Europe's increase ($5.3 million, or 9.1%) primarily reflects volume and ARPL increases in most countries, in particular Germany, Poland, and Israel, partially offset by unfavorable exchange rate fluctuations ($2.0 million, principally versus the German mark, Polish zloty and Israeli shekel). Western Europe sales increased by $1.7 million due mainly to volume growth in France and Italy, which was partially offset by unfavorable exchange rate fluctuations of $0.9 million, and volume decreases in England and Belgium. Asia's revenues declined $4.3 million due to unfavorable exchange rate fluctuations of $5.3 million. Revenues in North America in 1998 included twelve months of ELS results totaling $53.4 million, as compared to only post-acquisition revenues of $19.9 million for ELS in 1997. Excluding the results of ELS, North America's sales declined by $2.6 million, primarily due to reductions in business originating from the Far East, principally Korea and Japan.

During the twelve-month period ended December 31, 1998, the number of lessons given at language centers (exclusive of ELS/BOC programs) was approximately 5.8 million, up 5.0% from 1997, reflecting increases in most divisions. Lesson volume in North America increased 0.6% from the prior year. In Asia, lesson volume remained flat with 1997 despite the current economic recession, primarily reflecting the positive effects of special sales campaigns in Japan and expansion in new Asian markets. Lesson volume in Latin America increased by 9.9% from prior year, primarily reflecting strong growth in Mexico, Peru and Venezuela. Brazil's lesson volume for 1998 rose 4% from 1997, although volume slowed in the fourth quarter of 1998 due to local economic conditions. Lesson volume in Central/Eastern Europe increased 7.7% over the prior year, primarily reflecting growth in Germany, Poland and Israel. Lesson volume in Western Europe rose 6.2% from 1997, primarily due to increases in lessons given to corporate clients in France and Italy. The increase is partially offset by a 24.1% decrease in lesson volume in England due in part to a decline in activity from overseas students applying for the Berlitz Study Abroad program.

For the year ended December 31, 1998, ARPL was $40.87, as compared to $41.71 in 1997. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.17, and was negatively affected by changes in the client and lesson product mix in France, Singapore, Hong Kong and Spain. Excluding the effects of exchange rate fluctuations, the ARPL increased 3.2% over prior year. ARPL ranged from a high of approximately $58.89 in Brazil to a low of $13.77 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

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

Within the Instruction segment's North America division, both ELS and Berlitz on Campus ("BOC") have experienced reduced enrollments in 1998 of approximately 27%, primarily due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in 1998 which was $1.8 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins. The Asian economy has also created challenges for the Asia division, which despite flat lesson volume, exhibited a 1998 full year EBITA decline of $2.4 million (exclusive of unfavorable exchange rate fluctuations of $1.0 million). This decline was largely due to higher administrative salaries and rent expense in Japan. The Company continues to focus on measures designed to protect Asia's Instruction EBITA.

Excluding the effects of exchange fluctuations, Latin America and Central/Eastern Europe divisions had EBITA increases of $3.4 million and $3.1 million, respectively, over prior year. The increases are mainly attributable to lesson and price increases in Germany, Mexico, Brazil and Venezuela. Excluding exchange rate fluctuations, Western Europe's EBITA was $0.6 million higher than prior year, primarily due to sale increases in Italy and France.

Translation segment EBITA for the twelve months ended December 31, 1998 was $10.1 million, or 12.0% of segment sales, compared to $7.7 million, or 9.2% of segment sales, in the prior year; this represented an increase of 31.6% over 1997. Despite the Asian economic situation, a significant portion of the EBITA improvement was recognized in the Asian countries due to reorganization efforts and improved production efficiencies. In addition, Germany, the U.S. and certain western European countries experienced improved operating margins. These positive results were partially offset by lower margins and sales volume in Ireland.

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

Amortization of intangibles increased $3.1 million, or 21.7%, over 1997, as a result of higher intangible assets arising from the acquisition of ELS. Additionally, interest expense on long-term debt in 1998 rose $2.4 million, or 28.5%, from 1997, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. "Other expense, net" for the twelve months ended December 31, 1998 increased by $2.8 million over the prior year, due largely to higher foreign exchange losses, losses on disposal of fixed assets, and non-operating taxes.

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

Amortization of intangibles increased $1.4 million, or 11.3%, over 1996, as a result of higher intangible assets arising out of the acquisition of ELS. Additionally, interest expense on long-term debt rose $0.9 million, or 11.5%, due to higher borrowings outstanding under the Company's refinanced August 1997 credit facility. "Other income, net" for the twelve months ended December 31, 1997 decreased $0.8 million, or 57.3%, from the prior year due primarily to lower foreign exchange gains and the absence of gains from the termination of a currency coupon swap agreement that provided income in 1996.

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

Net cash provided by operating activities was $34.4 million, $13.5 million and $25.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In comparing 1998 with 1997, the increase of $20.9 million primarily resulted from increased receivable collections, offset by higher inventory expenditures, and higher payment of year-end bonuses. In addition, cash-flow in 1997 had been reduced by a $5.8 million prepayment penalty on the Company's Senior Notes. In comparing 1997 with 1996, the decline of $11.9 million was due to a number of factors, including a $5.8 million prepayment penalty on the Company's Senior Notes, higher accounts receivable primarily related to two Translations segment major customers subject to special contractual arrangements, higher income tax payments, including $2.5 million tax payment associated with the October 1996 Internal Revenue Service ("IRS") deficiency notice, hereinafter discussed, and higher interest payments on long-term debt. The decrease was partially offset by the timing of payments for certain accrued liabilities, most notably payrolls and commissions.

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

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

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

o On March 11, 1999, after receiving approval from its shareholders, the Company issued $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement with two affiliates of Apollo Management IV, L.P and Benesse Holdings International, Inc. ("BHI"). These issuances were made pursuant to definitive agreements entered into as of October 2, 1998. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

o    In a separate transaction also completed on March 11, 1999, BHI loaned
     $50 million to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash while principal repayment is deferred until maturity.

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

The Year 2000 Issue

Introduction
The Year 2000 issue is the result of certain computerized systems' use of a two rather than four digit year, (e.g., 95 vs. 1995.) As a result of the ambiguous century in such systems, the introduction of twenty-first century dates may cause systems to function abnormally or not at all.

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

Remediation and testing of systems began in July 1998 and is scheduled to continue through September 29, 1999. Testing is scheduled to occur in line with remediation efforts; as systems are upgraded or replaced, compliance testing of the system will begin. Based on current progress, the Company reasonably expects that all internal remediation efforts in this area will be completed on or before the scheduled completion date. Further, the Company believes it is unlikely that its efforts to remediate non-compliant financial and operational software would extend beyond the scheduled completion date.

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

Risk
The Company expects to achieve internal compliance and does not believe that any reasonably likely risk of material failure exists. Based on management estimates and the uncertainty surrounding the Company's ability to guarantee the compliance of third parties, the Company expects that the most likely worst case is that some third parties fail to successfully and completely remediate all Year 2000 issues. Third party failures could range from the loss of a utility or service such as electricity or telecommunications to a loss of revenue due to a customer's inability to conduct normal business based on the failure of the customer's or vendor's own systems or those of its own critical third party relationships.

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

Recent Accounting Pronouncements
During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. Based on the Company's current activities, the new standard is not expected to have a material impact on the Company's financial position or results of operations. SFAS 133 will be effective for the calendar year beginning January 1, 2000.

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

ITEM 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                       Page
                                                                       ----

Report of Independent Auditors                                         41

Statement of Management's Responsibility for Consolidated
    Financial Statements                                               42

Consolidated Financial Statements:

    Consolidated Statements of Operations, years ended
         December 31, 1998, 1997 and 1996                              43

    Consolidated Balance Sheets, December 31, 1998 and 1997            44

    Consolidated Statements of Comprehensive Income (Loss), years
         ended December 31, 1998, 1997, and 1996                       45

    Consolidated Statements of Shareholders' Equity, years ended
         December 31, 1998, 1997 and 1996                              46

    Consolidated Statements of Cash Flows, years ended
         December 31, 1998, 1997 and 1996                              47

    Notes to Consolidated Financial Statements                         48

Financial Statement Schedule:

         Schedule II.  Valuation and Qualifying Accounts               77

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1998, 1997 and 1996. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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


/s/  DELOITTE & TOUCHE LLP
--------------------------
New York, New York
February 26, 1999 (March 12, 1999 as to Note 15)

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

Income before income taxes, minority
    interest in (loss) earnings of subsidiary, and
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

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                                 December 31,
                                                                                           -----------------------
                                                                                           1998               1997
                                                                                           ----               ----
Assets
Current assets:
Cash and temporary investments                                                          $  25,327            $  26,665
Accounts receivable, less allowance for doubtful accounts
 of  $2,295 and $2,415                                                                     46,650               50,622

Unbilled receivables                                                                        6,873                3,538

Inventories, net                                                                           11,606                9,159

Prepaid expenses and other current assets                                                   7,965                8,323
  Total current assets                                                                     98,421               98,307
Property and equipment, net                                                                41,144               32,098

Publishing rights, net of accumulated
 amortization of $5,203 and $4,324                                                         16,782               17,661
Excess of cost over net assets acquired and other intangibles, net of
  accumulated amortization of $75,573 and $57,893                                         486,232              498,506
Other assets                                                                               20,882               14,943
  Total assets                                                                          $ 663,461            $ 661,515

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt                                                       $  20,135            $  17,712
Accounts payable                                                                           11,280                9,990

Deferred revenues                                                                          41,603               36,071

Payrolls and commissions                                                                   15,079               17,988

Income taxes payable                                                                          365                  573

Accrued expenses and other current liabilities                                             17,255               15,505
  Total current liabilities                                                               105,717               97,839

Long-term debt                                                                            129,387              142,369
Notes payable to affiliates                                                                42,755               39,423
Other liabilities                                                                          20,333               24,964
Minority interest                                                                          10,283                9,942
  Total liabilities                                                                       308,475              314,537

Commitments and contingencies (Note 9)
Shareholders' Equity:
Common stock
 $.10 par value - 40,000,000 shares authorized;
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

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                                    Year Ended December 31,
                                                                         ---------------------------------------------
                                                                         1998                1997                 1996
                                                                         ----                ----                 ----


Net income (loss)                                                     $  2,082            $   (934)            $  3,803

Other comprehensive income (loss), net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                5,926             (12,637)             (11,169)

         Comprehensive income (loss)                                  $  8,008            $(13,571)            $ (7,366)


The tax (benefit) expense allocated to each component of other comprehensive income (loss) is as follows:

Foreign currency items                                                $   (889)           $    273             $    559


See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                         Accumulated
                                                                            Other
                                                                        Comprehensive
                                                                            Loss:
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

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                Year ended December 31,
                                                                      -------------------------------------------
                                                                      1998                1997               1996
                                                                      ----                ----               ----
Cash flows from operating activities:
Net income (loss)                                            $       2,082      $         (934)    $        3,803
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation                                                      9,791               8,564              7,972
   Amortization of publishing rights, excess of cost over
     net assets acquired, and other intangibles                     17,265              14,183             12,746
   Minority interest in (loss) earnings of subsidiary                  (68)                613              1,503
   Deferred income tax provision (benefits)                            739                (442)              (172)
   Deferred tax benefit on extraordinary item                            -              (1,785)                 -
   Provision for bad debts                                             728               1,129              1,168
   Foreign exchange losses (gains), net                              1,101                 (27)            (1,005)
   Gains on currency coupon swap agreements                              -                   -               (399)
   Equity in losses of joint ventures                                  136                  50                187
   Losses on disposal of fixed assets                                  578                 100                 70
   Changes in operating assets and liabilities:
        Decrease (increase) in accounts and unbilled receivables     2,393             (15,570)            (3,900)
        (Increase) decrease in inventories                          (2,401)                444             (1,039)
        (Increase) decrease in prepaid expenses and other assets      (202)                 97             (1,130)
        Increase in deferred revenues                                2,842               2,225              1,732
        (Decrease) increase in accounts payable and
          other current liabilities                                 (2,231)              3,567               (772)
        Increase in due to affiliates                                2,177               2,102              1,862
        (Decrease) increase in income taxes payable                   (190)             (3,555)             2,178
        (Decrease) increase in other liabilities                      (329)              2,787                630
                                                             -------------      --------------     --------------
   Net cash provided by operating activities                        34,411              13,548             25,434
                                                             -------------      --------------     --------------

Cash flows from investing activities:
Capital expenditures                                               (18,949)            (14,617)           (13,034)
Acquisitions of businesses, net of cash acquired                    (3,905)            (90,868)                 -
Investments in joint ventures                                            -                   -                (72)
                                                             -------------      --------------     --------------
   Net cash used in investing activities                           (22,854)           (105,485)           (13,106)
                                                             -------------      --------------     --------------

Cash flows from financing activities:
Proceeds of notes payable to affiliates                                  -                   -              6,000
Proceeds from bank long-term debt                                        -             120,000                  -
Payment of long-term debt                                          (17,713)            (70,978)           (11,366)
Payments to acquire treasury stock                                       -              (2,968)            (5,643)
Proceeds from sale of treasury stock                                     -               6,110                  -
Net borrowings under revolving credit facility                       4,000              44,000                  -
Proceeds from minority shareholder in joint venture                    361                   -                  -
Payment of deferred financing costs                                   (233)             (1,272)                 -
                                                             -------------      --------------     --------------
    Net cash (used in) provided by financing activities            (13,585)             94,892            (11,009)
                                                             -------------      --------------     --------------

Effect of exchange rate changes
   on cash and temporary investments                                   690              (2,071)              (940)
                                                             -------------      --------------     --------------
Net (decrease) increase in cash and
   temporary investments                                            (1,338)                884                379

Cash and temporary investments at beginning of period               26,665              25,781             25,402
                                                             -------------      --------------     --------------

Cash and temporary investments at end of period              $      25,327      $       26,665     $       25,781
                                                             =============      ==============     ==============

Supplemental disclosures of cash flow information:

   Cash payments for:
        Interest                                             $      10,525      $        7,877     $        6,835
                                                             =============      ==============     ==============
        Income taxes                                         $       8,345      $       10,834     $        6,640
                                                             =============      ==============     ==============
    Cash refunds of income taxes                             $         842      $          493     $        1,298
                                                             =============      ==============     ==============
    Noncash activities:
        Installment agreement payable for internal
          use software:
             Operating activity (prepaid maintenance
               contract)                                     $       1,455       $           -      $           -
                                                             =============      ==============     ==============
             Investing activity  (capitalized software)      $       1,014      $            -     $            -
                                                             =============      ==============     ==============
        Obligation under capital lease (investing activity)  $         127      $            -     $            -
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

     c) Foreign Currency Translation - Generally, balance sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustment has been included in the cumulative translation adjustment, a separate component of shareholders' equity, with the exception of hyperinflationary countries. Income statement amounts have been translated using the average exchange rates in effect for each period. Revaluation gains and losses on certain intercompany accounts in all countries and translation gains and losses in hyperinflationary countries have been included in "Other expense (income), net". Revaluation gains and losses on intercompany balances for which settlement is not anticipated in the foreseeable future are included in the cumulative translation adjustment.

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

     g) Long-lived Assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121"), long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action or assessment by a regulator, and the impact of expected future revision dates on publishing rights. Along with other long-lived assets, the Company applies the standards of SFAS 121 to its publishing rights, excess of cost over net assets acquired, and other intangibles.

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

     h) Property and Equipment - Property and equipment is stated at cost and depreciated over its estimated useful life or the life of any applicable leases (whichever is shorter), using principally straight-line methods.

     i) Publishing Rights - Publishing rights are associated with the Company's proprietary language instruction print materials and travel related titles. They are being amortized on a straight-line basis over 25 years.

     j) Excess of Cost Over Net Assets Acquired and Other Intangibles - Except as disclosed in Note 2, the excess of cost over net assets acquired is being amortized on a straight-line basis over 40 years, while other intangibles are being amortized primarily on a straight-line basis over 40 years.

     k) Deferred Revenues - Deferred revenues primarily arise from the prepayment of fees for classroom instruction and are recognized as income as lessons are given. The Company recognizes in income deferred revenues for lessons paid for and not expected to be taken based upon historical experience by country; refunds subsequently issued against such amounts are not material.

     l) Income Taxes - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the differences are expected to reverse.

     m) Cash and Temporary Investments - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be temporary investments.

     n) Investment in Joint Ventures - Investments in joint ventures are carried on the equity basis of accounting and the Company's share of the net profits and losses of such investments is reflected in "Other expense (income), net" in the Consolidated Statements of Operations.

     o) Financial Instruments - The fair values of the Company's long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the Company's currency coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer.

          The carrying amounts reported in the balance sheets for cash and temporary investments, accounts receivable and payable, accrued expenses and other current liabilities, and income taxes payable approximate fair value due to the short-term nature of these instruments.

     p) Derivative Financial Instruments - Those currency coupon swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements offset, but do not exceed, the quarterly effect of exchange rate changes on the underlying net investment. When these agreements are effective, realized and unrealized gains and losses (including realized gains and losses on terminations of effective hedges) are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within the "Foreign exchange (gains) losses, net" component of "Other expense (income), net." If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value (as well as realized gains and losses on subsequent terminations of such ineffective hedges) are recognized within the Consolidated Statement of Operations.

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Based on the Company's current activities, the new standard is not expected to have a material impact on the Company's financial position or results of operations. SFAS 133 will be effective for the calendar year beginning January 1, 2000.

     q) Internal-Use Software - On March 4, 1998, the American Institute of Certified Public Accountants issued its Statement of Position ("SOP") 98-1, which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged in fiscal years for which financial statements have not been issued. The Company has elected to apply this SOP to all costs incurred on and after January 1, 1998. Consequently, $330 of incremental internal-use software costs had been capitalized for the twelve months ended December 31, 1998.

     r) Franchises - Revenue from sales of franchises is recognized when all material services and conditions relating to the sale have been substantially performed, which may occur prior to commencement of operations. Payments received on franchise sales that have not been recognized as revenue are treated as deferred. Direct (incremental) costs related to such deferred revenues are deferred until the revenue is recognized.

     s) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     t) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1998 presentation.

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

     On August 28, 1997 (the "Closing Date"), the Company completed its acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction, in a stock acquisition for a cash purchase price of $95,000 (the "ELS Acquisition"), subject to certain post-closing adjustments specified in the related stock purchase agreement. The Company also incurred various transaction-related expenditures and accrued expenses. In January 1998, in connection with the ELS acquisition, the Company paid $1,340 related to certain post-closing purchase price adjustments.

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
                                                       ========        ========

5.       Excess of Cost over Net Assets
         Acquired, and Other Intangibles

                                                             December 31,
                                                         --------------------
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
                                                      ==========      =========

6.       Other Expense (Income), net

                                                                       Year Ended December 31,
                                                             -------------------------------------------
                                                             1998                1997               1996
                                                             ----                ----               ----
         Interest income on temporary investments   $        (750)      $        (875)     $        (728)
         Foreign exchange losses (gains), net               1,101                 (27)            (1,005)

         Gains on currency coupon swap agreement                -                   -               (399)
         Equity in losses of joint ventures                   136                  50                187

         Other non-operating taxes                            794                 415                586
         Term Loan administration fee                          35                  83                150
         Losses and other costs of disposal of fixed assets   826                 100                 70

         Other interest income, net                          (173)               (235)               (67)
         Other expense (income), net                          219                (126)              (235)
                                                    --------------     ---------------     --------------
             Total other expense (income), net      $       2,188      $         (615)     $      (1,441)
                                                    ==============     ===============     ==============

7.   Income Taxes

     The components of the deferred tax asset (liability) at December 31, 1998 and 1997 were as follows:

                                                                              1998                      1997
                                                                              ----                      ----
        Deferred tax assets:
          Inventory                                                   $         -                  $     67
          Property and equipment depreciation                                 262                         -
          Deferred revenue                                                  2,206                     1,702
          Unrealized hedging losses                                         1,084                       142
          Accrued expenses                                                  1,665                     1,970
          Foreign tax credits                                               3,105                     4,193
          Other tax credits                                                 1,216                         -
          Net operating losses                                              3,635                     6,000
           Total deferred tax assets                                       13,173                    14,074
        Deferred tax liabilities:
          Inventory                                                          (564)                        -
          Joint ventures                                                     (244)                     (320)
          Property and equipment depreciation                                   -                       (44)
          Unrealized hedging gains                                              -                      (252)
          Publishing rights amortization                                   (5,624)                   (5,882)
          Other intangibles amortization                                     (975)                      (46)
           Total deferred tax liabilities                                  (7,407)                   (6,544)

        Net deferred tax assets                                             5,766                     7,530
          Valuation allowance                                              (4,444)                   (8,141)
        Net deferred tax asset (liability)                               $  1,322                  $   (611)


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

     On August 28, 1997, in connection with the ELS Acquisition, the Company refinanced its then existing indebtedness through borrowings under a new bank facility (the "Bank Facility"), consisting of term loans of $120,000 and a revolving credit facility, as amended, of $70,000. The term loans provided for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and matured as follows: Year 1, $17,000; Year 2, $19,000; Year 3, $20,000; Year 4, $22,000; Year 5, $22,000, plus a balloon at maturity of $20,000. There were no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances were due. The Bank Facility was secured by the capital stock of certain Company subsidiaries, and was subject to mandatory prepayment equal to a portion of the proceeds from certain asset sales or equity offerings in excess of specified amounts.

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

     The Company used a portion of the proceeds from the Bank Facility to repay its pre-existing Term Loan and Senior Notes. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge, net of taxes, of $6,285 during 1997, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs.

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

     Credit risk with respect to Language Instruction accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. In the Translations segment, receivables are generally spread among a diversified client base, except for a concentration of receivables with two major customers subject to special contractual arrangements. One of these is a U.S. governmental agency and the other a corporation with whom the Company has been doing business for over 10 years. Receivables from these two major customers aggregated $9.5 million and $13.8 million at December 31, 1998 and 1997, respectively. Subsequent collections of the December 1998 balances have aggregated $6.1 million through March 24, 1999. The Publishing segment also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 6% and 5% of the Company's total accounts receivable balance before allowances at December 31, 1998 and 1997, respectively.

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

     b) Long-term borrowings

     In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed
     (Y)1.0 billion (approximately $10,145 at inception) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes were used to settle certain long-term debt obligations arising from the Merger. In March 1996, the Company received the proceeds of an additional $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse and bearing interest at a rate of the six-month LIBOR plus 1% per annum, adjusted semi-annually; the effective rate on this note was 6.34% at December 31, 1998. These notes are collectively referred to as the Benesse Notes.

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

     In September 1996, the Company adopted the New Long-Term Executive Incentive Compensation Plan (the "New LTIP") and the 1996 Stock Option Plan (the "1996 Stock Option Plan") (collectively, the "Plans"). The Plans replaced the Company's then existing Long Term Executive Incentive Compensation Plan (the "Old LTIP"), which was initially adopted in 1994.

     The New LTIP provides for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals are met for the year ended December 31, 1998. Such awards may not exceed $5,000 in the aggregate. The Company is not required to establish any fund or segregate any assets for payments under the New LTIP. For the twelve months ended December 31, 1998, 1997 and 1996, the Company recorded expenses of $1,193, $1,289 and $318, respectively, related to the New LTIP. In March 1999, the Company anticipates paying approximately $2,800 in awards under the New LTIP.

     The 1996 Stock Option Plan, as amended (the "Plan") authorizes the issuance of options to directors and key employees of the Company. The total number of shares for which options may be granted is 503,225. The Company has reserved 503,225 of its treasury shares for use under the Plan.

     Stock option activity is as follows:


                                                               Number of shares            Exercise price
                                                               ----------------            --------------
     Options outstanding at December 31, 1996                               -                   -
     Granted:
       June 30, 1997 (the "June 1997 Options")                        327,200                $24.9375
       December 9, 1997                                                46,190                $26.5625
     Exercised                                                              -                   -
                                                            ---------------------    -------------------------
     Options outstanding at December 31, 1997                         373,390          $24.9375 - $26.5625
     Granted:
       December 4, 1998                                                25,740                $30.00
     Exercised                                                              -                   -
     Withdrawals                                                        (1200)               $26.5625
                                                            ---------------------    -------------------------
     Options outstanding at December 31, 1998                         397,930          $24.9375 - $30.00
                                                            =====================    =========================
     Options exercisable at December 31, 1998                               -                   -
                                                            =====================    =========================
     Options exercisable at December 31, 1997                               -                   -
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

     In 1998, the Company established an irrevocable grantor trust (the "Trust"), and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP participants in such manner and at such times as specified in the SERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP as an unfunded plan. Included within "Other assets" at December 31, 1998 is $2,502 held in the Trust.

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

   Amounts recognized in the consolidated balance
    sheet:
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

     The Company has used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Company's existing bank credit agreement (see Note 8) and existing notes payable to affiliates (see
     Note 11(b)), and for general corporate purposes. The Company has also terminated its interest rate swap agreement, which hedged the floating rate bank indebtedness (see Note 10(b)), for a cash payment of approximately $1,100. In the 1999 first quarter, the Company will record an extraordinary loss, before any applicable tax benefit, of approximately $2,200, consisting of the interest rate swap's fair market value and any unamortized deferred finance costs at the time of extinguishment of the underlying debt.

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

     The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                           Twelve Months ended December. 31,
                                                           ---------------------------------
                                                        1998             1997              1996
                                                        ----             ----              ----
         Revenues:
           Revenues from external customers:
              Instruction                        $   335,452      $   298,300       $   276,167
              Translation                             84,794           84,192            76,991
              Publishing                              14,787           13,634            15,451
              Franchising                              1,270            1,039               559
                                                 -------------    -------------     -------------
                Total external revenues              436,303          397,165           369,168
                                                 -------------    -------------     -------------

           Intersegment revenues:
              Franchising                                516              908                 -
                                                 -------------    -------------     -------------
                Total intersegment revenues              516              908                 -
                                                 -------------    -------------     -------------

           Total revenues for reportable segments    436,819          398,073           369,168
              Elimination of intersegment revenues      (516)            (908)                0
              Other revenues                               -               44               454
                                                 -------------    -------------     -------------
              Total consolidated revenues        $   436,303      $   397,209       $   369,622
                                                 =============    =============     =============

                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----

           Income before taxes and minority interest:
           Operating Profit:
             Segment EBITA:
                Instruction                        $    62,297      $    60,752       $    54,257
                Translation                             10,141            7,704             5,089
                Publishing                               1,334              600             1,409
                Franchising                                 37             (725)             (834)
                                                   -------------    -------------     -------------

             Total  EBITA for reportable segments       73,809           68,331            59,921
             General corporate and  nonsegment
                expenses                               (33,495)         (31,087)          (26,307)
                                                   -------------    -------------     -------------
              Total EBITA                               40,314           37,244            33,614
                                                   -------------    -------------     -------------
              Amortization of publishing rights,
                excess of cost over net assets
                acquired, and other intangibles:
                  Instruction                          (15,531)         (12,235)          (10,771)
                  Translation                           (1,336)          (1,546)           (1,581)
                  Publishing                              (398)            (402)             (394)
                                                   -------------    -------------     -------------
                Total intangible amortization          (17,265)         (14,183)          (12,746)
                                                   -------------    -------------     -------------

           Total operating profit                       23,049           23,061            20,868
           Interest expense on long-term debt          (10,956)          (8,523)           (7,647)
           Interest expense to affiliates               (2,226)          (2,100)           (1,848)
           Other income (expense), net                  (2,188)             615             1,441
                                                   =============    =============     =============
           Total consolidated income before
           taxes and minority interest             $     7,679      $    13,053       $    12,814
                                                   =============    =============     =============


  Assets:                                                             December 31,
                                                   ------------------------------------------------
                                                        1998              1997              1996
                                                   -------------    -------------     -------------
    Segment assets:
       Instruction                                 $   539,078      $   544,179       $   450,703
       Translation                                      84,804           82,420            78,030
       Publishing                                       23,982           21,410            22,374
       Franchising                                       6,633            4,649             2,668
                                                   -------------    -------------     -------------

    Total  assets for reportable segments              654,497          652,658           553,775
    General corporate and nonsegment assets             13,454            9,845             7,776
    Eliminations of intersegment receivables            (4,490)            (988)             (306)
                                                   =============    =============     =============
       Total consolidated assets                   $   663,461      $   661,515       $   561,245
                                                   =============    =============     =============


                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----
           Depreciation:
             Segment depreciation:
                Instruction                        $     5,403       $    4,615       $     4,610
                Translation                              2,148            2,049             1,810
                Publishing                               1,244              722             1,056
                Franchising                                 11                8                14
                                                  --------------    -------------    ----------------
             Total  depreciation for
                reportable segments                      8,806            7,394             7,490
             General corporate and divisional              985            1,170               482
                                                  ==============    =============    ================
                Total consolidated depreciation $        9,791       $    8,564       $     7,972
                                                  ==============    =============    ================


                                                              Twelve Months ended December. 31,
                                                              ---------------------------------
                                                          1998             1997              1996
                                                          ----             ----              ----
           Capital expenditures:
             Segment capital expenditures:
                Instruction                        $    11,396      $     9,095       $     5.693
                Translation                              3,125            2,167             3,903
                Publishing                               2,472            2,771             1,289
                Franchising                                  4                3                 -
                                                   -------------    -------------     -------------
             Total capital expenditures for
                reportable segments                     16,997           14,036            10,885
             General corporate and divisional            1,952              581             2,149
                                                   =============    =============     =============
                Total consolidated capital
                  expenditures                     $    18,949      $    14,617       $    13,034
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
                                                    =============    =============     =============


Long lived assets:                       Property &
                                         Equipment           Other          Intangible
                                            net             Assets*           Assets            Total
                                        -------------    --------------    -------------    --------------
December 31, 1998:
  United States                         $     8,414      $     7,335       $   402,507      $   418,256
  Japan                                       8,685               97            49,165           57,947
    Germany                                   3,008                -             9,443           12,451
    Brazil                                    3,250                -             2,145            5,395
    Ireland                                   1,562              151             1,793            3,506
  Other foreign countries                    12,316              192            36,365           48,873
  General corporate                           3,909            2,557             1,596            8,062
                                        =============    ==============    =============    ==============
     Total                              $    41,144      $    10,332       $   503,014      $   554,490
                                        =============    ==============    =============    ==============

December  31, 1997:
  United States                         $     6,363      $     5,250       $   421,766      $   433,379
  Japan                                       5,806                -            43,925           49,731
  Germany                                     2,823                -             9,020           11,843
  Brazil                                      2,219                -             2,208            4,427
  Ireland                                     2,003               33             1,796            3,832
  Other foreign countries                    10,988              216            35,856           47,060
  General corporate                           1,896            1,727             1,596            5,219
                                        =============    ==============    =============    ==============
     Total                              $    32,098      $     7,226       $   516,167      $   555,491
                                        =============    ==============    =============    ==============

December  31, 1996:
  United States                         $     4,568      $     1,584       $   325,285      $   331,437
  Japan                                       7,090               41            48,741           55,872
  Germany                                     2,869               29            10,833           13,731
  Brazil                                      1,536                -             2,271            3,807
  Ireland                                     1,793                -             2,452            4,245
  Other foreign countries                     9,447            1,361            45,297           56,105
  General corporate                           2,060            3,578             1,596            7,234
                                        =============    ==============    =============    ==============
     Total                              $    29,363      $     6,593       $   436,475      $   472,431
                                        =============    ==============    =============    ==============

*Excludes financial instruments and deferred tax assets.

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
                                       =========       =========       =========        =========       =========


                           BERLITZ INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                   Schedule II

                                   Balance at         Charged to                                          Balance
                                    Beginning           Cost and                                          at End of
                                      of Year           Expenses     Deductions (1)       Other (2)       of Year
                                      -------           --------     --------------       ---------       -------

Allowances for doubtful accounts:

Year Ended December 31, 1998          $2,415             $  728          $ (888)          $   40           $2,295

Year Ended December 31, 1997          $1,914             $1,129          $ (465)          $ (163)          $2,415

Year Ended December 31, 1996          $1,468             $1,168          $ (698)          $  (24)          $1,914



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

(3) The column designated by the SEC to report Restricted Stock Awards has been excluded because the Company made no awards of restricted stock to the Named Executive Officers during any portion of fiscal years 1996, 1997 or 1998. There were no Common Stock restricted shares outstanding at December 31, 1998.

(4) The amounts reported in this column for 1998 include a contribution of up to $4,800 made by the Company for the account of each Named Executive Officer pursuant to the thrift portion (the "401(k) Plan") of the Berlitz Retirement Savings Plan (the "Retirement Savings Plan"). The amounts reported also include a contribution of up to $5,600 made by the Company for the account of each Named Executive Officer pursuant to the retirement portion (the "Pension Plan") of the Retirement Savings Plan.

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

In 1998, the Company established an irrevocable grantor trust (the "Trust"), and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP participants in such manner and at such times as specified in the SERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP as an unfunded plan. Included within "Other assets" at December 31, 1998 is $2,502 held in the Trust.

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

The Audit Committee recommends to the Board of Directors the engagement of the independent auditors of the Company and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met three times during 1998.

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

The Company also has a severance agreement with James Lewis which provides that if Mr. Lewis is terminated other than for cause, he is to be paid 15 months of severance at his then current annual base salary plus a prorated amount of the award under the Company's Short-Term Incentive Plan to which he would have been entitled for such year. He also would receive a one-time relocation payment equal to that which he received when joining the Company.

Due to his long service with the Company (36 years), Berlitz has agreed to pay Mr. Fernandez a special monthly retirement benefit equal to 10% of his average monthly salary and short-term incentive payments during the 36 months preceding his retirement. This special payment is in addition to the SERP payments payable to Mr. Fernandez and will continue until Mr. Fernandez' death, after which one half of the special retirement benefit will be paid to Mr. Fernandez' wife until her death. In addition, the Company has agreed to pay Mr. Fernandez consulting fees totaling $180,000 for consulting or advisory services as requested by the Company to be rendered by Mr. Fernandez through December 31, 2000. The Company has also agreed to pay Mr. Fernandez reasonable moving expenses to relocate to his retirement home in Florida.

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

At its March 1999 meeting, the Committee approved, after discussion, 1998 bonuses for executive officers under the Short-Term Incentive Plan. Such bonuses that were accrued for 1998 ranged up to 42% (and averaged 24%) of each executive officer's base salary. The Committee also approved a discretionary special bonus proposal for certain executive officers, recommended by management based upon exceptional individual performance. Such special bonuses that were accrued for 1998 were not material.

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

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. Therefore, the Company has created a peer group index of selected publicly-held companies in the educational services and educational publishing industries. The companies included in this peer group are: ITT Educational Services, Inc. (a leading proprietary provider of technical post secondary degree programs in the U.S.); Education Management Corporation (among the largest providers of proprietary post-secondary education in the U.S. offering degree and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies); and three educational publishing companies: Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies are directly comparable to the Company, the Company believes they come under the same broad rubric of education-related activities as the Company.

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

On December 9, 1992, the Company and Benesse entered into a merger agreement pursuant to which Benesse agreed to acquire, through a merger of the Company with an indirect wholly owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the Common Stock. Additionally, on April 29, 1997, the Company agreed to sell to BHI (formerly Fukutake Holdings (America), Inc.) ("BHI"), a wholly owned subsidiary of Benesse, 250,000 shares of the Company's Common at $24.44 per share, the average market price for the ten days ended on April 29, 1997. This private placement exempt from registration under the Securities Act of 1933 was closed on May 12, 1997. Following this private placement, Benesse beneficially owned 6,985,338 shares, which represents 73.3%, of the 9,529,788 shares of Common Stock outstanding at December 31, 1998. Public shareholders of the Company held the remaining outstanding Common.

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

In September 1994, the Company borrowed $20.0 million from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed
(Y)1.0 billion (approximately $10.1 million) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). In March 1996, the Company received the proceeds of an additional $6.0 million subordinated promissory note payable to a U.S. subsidiary of Benesse (the "FHAI Note"), bearing interest at a rate of the six month LIBOR plus 1% per annum, reset semi-annually. Such notes (collectively, the "Benesse Notes") provided for maturity on the earlier of June 30, 2003 or twelve months from the date that all payment obligations under the Company's August 28, 1997 credit agreement (the "Bank Facility") had been satisfied. To the extent that interest payments on the U.S. or FHAI Notes were not permitted while any amounts remained outstanding under the Bank Facility, such accrued interest rolled over semiannually into the note principal. The Company recorded $2.2 million in interest expense on the Benesse Notes in 1998.

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

The Company and Benesse participated in certain other joint business arrangements during 1998, in the ordinary course of business, including the following:

o Pursuant to extended industrial block contracts, Berlitz-Japan provided lessons to Benesse and its affiliate at its standard rate for prepaid industrial lessons which was approximately 20% below the rate charged for individual instruction. Revenues under these contracts aggregated 23.7 million Yen (approximately $180,500 at an average 1998 exchange rate of (Y)131.06).

o The Company's subsidiary, Berlitz Franchising Corporation, is party to a standard franchise agreement dated July 30, 1997 with the Okayama Language Center, Inc., a corporation formed by Benesse and the Okayama Institute of Languages, the latter being controlled by Mr. Fukutake's sister-in-law.

o Berlitz Japan entered into an advisory agreement, dated April 1, 1998, with Schinken Ad. Co, Ltd. (owned 25% by Benesse) under which Shinken Ad. Co, Ltd. provides advisory services to Berlitz Japan for an annual fee of 10 million yen (approximately $75,000 based on the exchange rate in effect on April 1, 1998).

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

3.3  Amended and Restated By-laws of the registrant, adopted May 11, 1993.
     Exhibit 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 is incorporated by reference herein.

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

10.41 Employment Agreement, dated March 13, 1995, between the Company and Frank Garton. Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

10.42 Employment Agreement, dated June 25, 1997, between the Company and James Lewis. Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

10.43 Amended and Restated Employment Agreement, dated November 1, 1986, and Amendment No. 1 thereto, dated October 1, 1988, between the Company (as successor to ELS Educational Services, Inc.) and Perry S. Akins. Exhibit
       10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

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

23*    Consent of Independent Auditors.

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