Form 10-Q
period 1999-03-31
BERLITZ INTERNATIONAL INC
filed 1999-05-17
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 1-10390

                           BERLITZ INTERNATIONAL, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                            13-355-0016
           --------                                            -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

              400 ALEXANDER PARK, PRINCETON, NEW JERSEY 08540-6306
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 514-9650
              ----------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
              ----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, at the close of business on May 14, 1999, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                (Dollars in thousands, except per share amounts)

                                                                          1999                       1998
                                                             ------------------         ------------------
Sales of services and products                               $         104,362          $         104,656
                                                             ------------------         ------------------
Costs and expenses:
   Cost of services and products sold                                   64,717                     63,231
   Selling, general and administrative                                  36,031                     33,836
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles                    4,353                      4,339
   Interest expense on long-term debt                                    1,853                      2,849
   Interest expense on Convertible Debentures
      with related parties                                                 431                          -
   Interest expense on notes to affiliates                                 588                        542
   Other income, net                                                      (965)                      (438)
                                                             ------------------         ------------------
      Total costs and expenses                                         107,008                    104,359
                                                             ------------------         ------------------
(Loss) income before income taxes, minority
   interest in (loss) earnings of subsidiary, and
   extraordinary item                                                   (2,646)                       297

Income tax expense                                                         162                        205
Minority interest in (loss) earnings
   of subsidiaries                                                        (119)                        69
                                                             ------------------         ------------------
(Loss) income before extraordinary item                                 (2,689)                        23

Extraordinary loss from extinguishment of
   debt, net of income tax benefit of  $44                               2,140                          -
                                                             ------------------         ------------------
Net (loss) income                                            $          (4,829)         $              23
                                                             ==================         ==================
Loss per share - basic and diluted
   Loss before extraordinary item                            $           (0.28)         $               -
   Extraordinary loss                                                    (0.23)                         -
                                                             ------------------         ------------------
   Loss per share                                            $           (0.51)         $               -
                                                             ==================         ==================
Average number of shares outstanding (000's)                             9,530                      9,530
                                                             ==================         ==================

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               (Unaudited)
                                                                   March 31,             December 31,
                                                                        1999                     1998
                                                             ---------------           --------------
ASSETS
Current assets:
Cash and temporary investments                               $       29,125            $       25,327

Accounts receivable, less allowance for
  doubtful accounts of $2,278 and $2,295                             48,544                    46,650
Unbilled receivables                                                  8,328                     6,873
Inventories, net                                                     10,785                    11,606
Prepaid expenses and other current assets                             8,874                     7,965
                                                             ---------------           --------------
  Total current assets                                              105,656                    98,421
Property and equipment, net of accumulated
  depreciation of $24,724 and $25,530                                41,027                    41,144
Publishing rights, net of accumulated amorti-
  zation of $5,423 and $5,203                                        16,562                    16,782
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $78,761 and $75,573            476,586                   486,232
Other assets                                                         23,003                    20,882
                                                             ---------------           --------------
  Total assets                                               $      662,834            $      663,461
                                                             ===============           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                            $        1,021            $       20,135
Accounts payable                                                     10,576                    11,280
Deferred revenues                                                    39,184                    41,603
Payrolls and commissions                                             11,241                    15,079
Income taxes payable                                                    150                       365
Due to affiliates                                                       150                         -
Accrued expenses and other current liabilities                       20,423                    17,255
                                                             ---------------           --------------
  Total current liabilities                                          82,745                   105,717
Long-term debt                                                        2,224                   129,387
Convertible Debentures with related parties                         155,000                         -
Notes payable to affiliates                                          50,000                    42,755
Other liabilities                                                    18,778                    20,333
Minority interest                                                    10,164                    10,283
                                                             ---------------           --------------
  Total liabilities                                                 318,911                   308,475
                                                             ---------------           --------------
Shareholders' equity:
Common stock                                                          1,003                     1,003
Additional paid-in capital                                          372,518                   372,518
(Accumulated deficit) retained earnings                                (256)                    4,574
Treasury stock at cost                                               (6,361)                   (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                 (22,981)                  (16,748)
                                                             --------------            --------------
  Total shareholders' equity                                        343,923                   354,986
                                                             ---------------           --------------
  Total liabilities and shareholders' equity                 $      662,834            $      663,461
                                                             ===============           ==============

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Three months ended March 31,
                                                             ----------------------------------------
                                                                        1999                     1998
                                                             ---------------           --------------
Net (loss) income                                            $        (4,829)          $           23

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                             (6,233)                  (1,498)
                                                             ---------------           --------------
Comprehensive loss                                           $       (11,062)          $       (1,475)
                                                             ===============           ==============

The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                       $           752           $          505
                                                             ===============           ==============

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (Dollars in thousands)


                                                                                      1999                1998
                                                                           ---------------      --------------
Cash flows from operating activities:
   Net (loss) income                                                       $        (4,829)     $           23
   Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                                   7,072               6,655
     Other (primarily provision for bad debts and foreign exchange
      (gains) losses)                                                                 (798)                410
     Changes in operating assets and liabilities                                    (8,117)                499
                                                                           ---------------      --------------
       Net cash (used in) provided by operating activities                          (6,672)              7,587
                                                                           ---------------      --------------
Cash flows from investing activities:
   Capital expenditures                                                             (4,711)             (3,871)
   Acquisitions of businesses                                                            -              (1,340)
                                                                           ---------------      --------------
       Net cash used in investing activities                                        (4,711)             (5,211)
                                                                           ---------------      --------------
Cash flows from financing activities:
   Proceeds from issuance of Convertible Debentures                                155,000                   -
   Proceeds from issuance of note payable to affiliate                              50,000                   -
   Net borrowings under revolving credit facility                                        -               4,000
   Repayment of long-term debt                                                    (146,268)             (4,251)
   Repayment of notes to affiliates                                                (42,366)                  -
   Payment of deferred finance costs                                                   (16)               (177)
                                                                           ---------------      --------------
       Net cash provided by (used in) financing activities                          16,350                (428)
                                                                           ---------------      --------------
Effect of exchange rate changes on cash and
   temporary investments                                                            (1,169)               (209)
                                                                           ---------------      --------------
Net increase in cash and temporary investments                                       3,798               1,739
Cash and temporary investments, beginning of period                                 25,327              26,665
                                                                           ---------------      --------------
Cash and temporary investments, end of period                              $        29,125      $       28,404
                                                                           ===============      ==============
Supplemental disclosures of cash flow information:
   Cash payments for:
         Interest                                                          $         2,271      $        2,754
                                                                           ===============      ==============
         Income taxes                                                      $         1,323      $        1,315
                                                                           ===============      ==============
   Cash refunds of income taxes                                            $            83      $           74
                                                                           ===============      ==============

        See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.       General

         The Consolidated Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.       Long-Term Debt

         Long-term debt consists of the following:

                                               March 31,        December 31,
                                                    1999                1998
                                      ------------------  ------------------
         Term Loan                    $                -  $           98,250
         Revolving credit facility                     -              48,000
         Other                                     3,245               3,272
                                      ------------------  ------------------
             Total                                 3,245             149,522
         Less current maturities                   1,021              20,135
                                      ------------------  ------------------
             Long-term debt           $            2,224  $          129,387
                                      ==================  ==================

         As discussed in Notes 3 and 4, on March 11, 1999 the Company issued Convertible Debentures, as well as a promissory note to Benesse Holdings International, Inc. ("BHI"), and used a portion of the resulting proceeds to repay in full all outstanding indebtedness under the Term Loan and revolving credit facility (collectively, the "Bank Facility"). The existing revolving credit facility was then terminated.

         On March 31, 1999, the Company entered into a new $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There are no outstanding borrowings under the Revolving Facility at March 31, 1999.

         The Revolving Facility is subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. The Revolving Facility also includes limitations on the ability of the Company and its subsidiaries to: (i) enter into mergers, acquisitions or sales of assets; (ii) incur, create or permit to exist liens; (iii) incur indebtedness and guarantee obligations; (iv) make loans or investments; (v) enter into transactions with affiliates; (vi) prepay subordinated indebtedness; and (vii) change the nature of the business conducted. Financial covenants included within the Revolving Facility require the Company to maintain certain levels of cash flow and impose limitations on total and senior debt.

3.       Convertible Debentures

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

         The Investment Agreements include a number of other provisions, including: a) the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; b) the granting of a certain number of board seats to Apollo on the Company's Board of Directors; c) the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and d) certain restrictions on the transferability of the Apollo Debentures. The Company expanded its Board of Directors from 10 to 12 seats effective March 11, 1999, and granted two board seats to Apollo.

4.       Transactions with Affiliates

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

         The Company has used a portion of the proceeds from the issuance of the BHI Note and Convertible Debentures to repay in full the existing notes payable to affiliates.

         The Company accrued approximately $3,500 in deferred finance costs associated with the issuance of the Convertible Debentures and BHI Note. Such costs will be amortized over the 12-year life of the Convertible Debentures and BHI Note.

5.       Extraordinary Loss

         On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Bank Facility, the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. In the first quarter of 1999, the Company has recorded an extraordinary loss, net of tax benefit, of $2,140, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

6.       Fair Values of Financial Instruments

         The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 1999 and December 31, 1998 were as follows:

                                                              1999                           1998
                                                   --------------------------     --------------------------
                                                      Carrying    Estimated          Carrying    Estimated
                                                       Amount     Fair Value          Amount     Fair Value
         Assets:
           Cash and temporary investments          $    29,125    $    29,125     $    25,327    $    25,327
           Currency coupon swap agreements                 113            113               -              -

         Liabilities:
           Long-term debt, including
             current maturities                          3,245          3,245         149,522        149,522
           Convertible Debentures                      155,000        142,600               -              -
           Notes payable to affiliates                  50,000         31,955          42,755         35,623
           Currency coupon swap agreements               1,063          1,063           3,098          3,098
           Interest rate swap agreement                      -              -               -          1,713

         The fair values of long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the coupon swap agreements and the interest rate swap agreement represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates. The fair values of the Convertible Debentures are estimated based on current interest rates and the Company's stock price volatility.

7.       Other Income, net

                                                            Three months           Three months
                                                                   ended                  ended
                                                          March 31, 1999         March 31, 1998
                                                          --------------         --------------
         Interest income on temporary investments         $          (91)        $         (145)
         Foreign exchange gains, net                                (908)                  (418)
         Other non-operating taxes                                   120                     74
         Loss on disposal of fixed assets                             19                    116
         Other investment (expense) income, net                      (57)                    24
         Other expense, net                                          (48)                   (89)
                                                          --------------         --------------
              Total other income, net                     $         (965)        $         (438)
                                                          ==============         ==============

8.       Earnings (Loss) Per Share

         Reconciliations between Basic and Diluted earnings (loss) per share ("EPS") computations for "income (loss) before extraordinary item" for the three months ended March 31, 1999 and 1998 are as follows:

                                                                             Weighted
                                                                              average
                                                                               number
                                                           (Loss)           of shares          Per-share
                                                           Income         outstanding             amount
                                                    -------------      --------------     --------------
         Three months ending March 31, 1999:
         Basic EPS:
           Loss before extraordinary item           $     (2,689)               9,530     $       (0.28)
         Effect of dilutive securities:
           Stock options                                        -                   -                  -
                                                    -------------      --------------     --------------
         Diluted EPS:
           Loss before extraordinary item           $     (2,689)               9,530     $       (0.28)
                                                    =============      ==============     ==============

         Three months ending March 31, 1998:
         Basic EPS:
           Income before extraordinary item         $          23               9,530     $         0.00
         Effect of dilutive securities:
           Stock options                                        -                  17                  -
                                                    -------------      --------------     --------------
         Diluted EPS:
           Income before extraordinary item         $          23               9,547     $         0.00
                                                    =============      ==============     ==============

9.       Stock Option and Incentive Plans

         In 1999, the Company paid $2,855 in awards under its 1996 New Long-Term Executive Incentive Compensation Plan (the "New LTIP").

10.      Operating Segments

         Effective January 1, 1999, the Company's operations are principally conducted through two segments: Language Services (consisting of the Instruction, Publishing, Franchising, Cross Cultural, and ELS/BOC sub segments (i.e., ELS Educational Services, Inc. ("ELS") and Berlitz on Campus ("BOC")), and Berlitz GlobalNET (formerly Translation Services). These are strategic business units that offer different products and services and that are managed separately by senior management due to different technology and marketing strategies.

         Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The ELS/BOC sub-segment provides intensive English education programs. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

         Berlitz GlobalNET provides high quality technical documentation translation, software localization (i.e., the translation of software-related products), software quality assurance testing, interpretation services, electronic publishing services, and other foreign language-related services.

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

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:


                                                             Three Months ended March 31,
                                                                1999               1998
                                                                ----               ----
Revenues:
  Revenues from external customers:
     Language Services:
       Instruction                                          $    66,402        $    65,099
       ELS/BOC                                                   12,472             15,087
       Publishing                                                 3,088              3,568
       Franchising                                                  241                233
       Cross Cultural                                               585                582
       Other                                                        (1)                  6
                                                            -----------        -----------
     Total Language Services                                     82,787             84,575
     Berlitz GlobalNET                                           21,575             20,081
                                                            -----------        -----------
       Total external revenues                                  104,362            104,656
                                                            -----------        -----------
  Intersegment revenues:
     Language Services:
       Instruction                                                    -                  9
       Franchising                                                  113                 84
                                                            -----------        -----------
     Total Language Services                                        113                 93
     Berlitz GlobalNET                                                9                  1
                                                            -----------        -----------
       Total intersegment revenues                                  122                 94
                                                            -----------        -----------
  Total revenues for reportable segments                        104,484            104,750
  Elimination of intersegment revenues                            (122)               (94)
                                                            -----------        -----------
     Total consolidated revenues                            $   104,362        $   104,656
                                                            ===========        ===========


                                                             Three Months ended March 31,
                                                                1999               1998
                                                                ----               ----
(Loss) income before taxes, minority interest, and
extraordinary item:
Operating Profit:
  Segment EBITA:
     Language Services:
       Instruction                                          $    11,881        $    12,666
       ELS/BOC                                                    (387)                924
       Publishing                                                 (192)                536
       Franchising                                                 (38)               (38)
       Cross Cultural                                               153                172
       Language Service overhead expenses and other             (5,136)            (4,716)
                                                            -----------        -----------
     Total Language Services                                      6,281              9,544
     Berlitz GlobalNET                                              645                984
     General corporate HQ expenses                              (3,312)            (2,939)
                                                            -----------        -----------
  Total EBITA                                                     3,614              7,589
                                                            -----------        -----------
  Amortization of publishing rights, excess of cost over net assets acquired, and other intangibles:
     Language Services:
       Instruction                                              (2,545)            (2,544)
       ELS/BOC                                                  (1,347)            (1,360)
       Publishing                                                 (100)              (100)
       Cross Cultural                                               (3)                (3)
                                                            -----------        -----------
     Total Language Services                                    (3,995)            (4,007)
     Berlitz GlobalNET                                            (358)              (332)
                                                            -----------        -----------
     Total intangible amortization                              (4,353)            (4,339)
                                                            -----------        -----------
Total operating (loss) profit                                     (739)              3,250
Interest expense on long-term debt                              (1,853)            (2,849)
Interest expense on Convertible Debentures                        (431)                  -
Interest expense to affiliates                                    (588)              (542)
Other income, net                                                   965                438
                                                            -----------        -----------
Total consolidated (loss) income before taxes, minority
interest, and extraordinary item                            $   (2,646)        $       297
                                                            ===========        ===========

                                                             March 31,         December 31,
                                                                1999               1998
                                                            -----------        -----------
Assets:
  Language Services:
     Instruction                                            $   428,867        $   426,641
     ELS/BOC                                                    107,601            111,980
     Publishing                                                  24,936             23,982
     Franchising                                                  6,724              6,640
     Other                                                          383                427
                                                            -----------        -----------
  Total Language Services                                       568,511            569,670
  Berlitz GlobalNET                                              83,325             84,794
  General corporate                                              15,964             13,495
  Eliminations of intersegment receivables                      (4,966)            (4,498)
                                                            ===========        ===========
     Total consolidated assets                              $   662,834        $   663,461
                                                            ===========        ===========


                                                             Three Months ended March 31,
                                                                1999               1998
                                                                ----               ----
Depreciation:
  Language Services:
     Instruction                                            $     1,155        $     1,126
     ELS/BOC                                                        281                232
     Publishing                                                     425                214
     Franchising                                                      5                 10
     Language Service overhead and other                            114                 95
                                                            -----------        -----------
  Total Language Services                                         1,980              1,677
  Berlitz GlobalNET                                                 568                514
  General corporate                                                 171                125
                                                            -----------        -----------
     Total consolidated depreciation                        $     2,719        $     2,316
                                                            ===========        ===========


                                                             Three Months ended March 31,
                                                                1999               1998
                                                                ----               ----
Capital Expenditures:
  Language Services:
     Instruction                                            $     3,297        $     2,589
     ELS/BOC                                                        380                186
     Publishing                                                     489                591
     Franchising                                                      5                  -
                                                            -----------        -----------
  Total Language Services                                         4,171              3,366
  Berlitz GlobalNET                                                 191                306
  General corporate                                                 349                199
                                                            -----------        -----------
     Total consolidated capital expenditures                $     4,711        $     3,871
                                                            ===========        ===========

The following tables present certain information about the geographic areas in which the Company operates:


                                                             Three Months ended March 31,
                                                                1999               1998
                                                                ----               ----
Revenues from external customers:
  United States                                             $    34,320        $    38,174
  Japan                                                          15,813             14,428
  Germany                                                        11,103              9,932
  Ireland                                                         6,399              8,014
  Brazil                                                          2,910              4,914
  Other foreign countries                                        33,817             29,194
                                                            -----------        -----------
     Total                                                  $   104,362        $   104,656
                                                            ===========        ===========
Operating (loss) profit:
  EBITA :
     United States                                          $     1,643        $     3,040
     Japan                                                          535                962
     Germany                                                      1,244              1,346
     Ireland                                                        (1)                437
     Brazil                                                         266                540
     Other foreign countries                                      4,225              4,942
     General corporate expenses                                 (4,298)            (3,678)
                                                            -----------        -----------
       Total EBITA                                                3,614              7,589
                                                            -----------        -----------

  Amortization of publishing rights,
  excess of cost over net assets
  acquired, and other intangibles:
     United States                                              (3,623)            (3,594)
     Japan                                                        (334)              (306)
     Germany                                                       (66)               (64)
     Ireland                                                       (13)               (36)
     Brazil                                                        (16)               (16)
     Other foreign countries                                      (301)              (323)
                                                            -----------        -----------
       Total intangible amortization                            (4,353)            (4,339)
                                                            -----------        -----------

  Intercompany royalties:
     United States                                                3,588              3,299
     Japan                                                        (566)              (481)
     Germany                                                      (416)              (375)
     Ireland                                                      (236)              (345)
     Other foreign countries                                    (2,370)            (2,098)
                                                            -----------        -----------
       Total intercompany royalties                                   -                  -
                                                            -----------        -----------
Total operating (loss) profit                               $     (739)        $     3,250
                                                            ===========        ===========

Long lived assets:                       Property &
                                         Equipment          Other           Intangible
                                            net            Assets*            Assets           Total
                                        -----------      -----------       -----------      -----------
March 31, 1999:
  United States                         $     9,266      $     7,561       $   397,286      $   414,113
  Japan                                       7,958               38            46,018           54,014
  Germany                                     2,772                -             8,571           11,343
  Brazil                                      2,817                -             2,129            4,946
  Ireland                                     1,271               10             1,132            2,413
  Other foreign countries                    12,224              191            36,416           48,831
  General corporate                           4,719            5,004             1,596           11,319
                                        -----------      -----------       -----------      -----------
     Total                              $    41,027      $    12,804       $   493,148      $   546,979
                                        ===========      ===========       ===========      ===========

December 31, 1998:
  United States                         $     8,414      $     7,335       $   402,507      $   418,256
  Japan                                       8,685               97            49,165           57,947
  Germany                                     3,008                -             9,443           12,451
  Brazil                                      3,250                -             2,145            5,395
  Ireland                                     1,562              151             1,793            3,506
  Other foreign countries                    12,316              192            36,365           48,873
  General corporate                           3,909            2,557             1,596            8,062
                                        -----------      -----------       -----------      -----------
     Total                              $    41,144      $    10,332       $   503,014      $   554,490
                                        ===========      ===========       ===========      ===========

*Excludes financial instruments and deferred tax assets.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1998. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

As of January 1, 1999, the Company reorganized into two separate autonomous business segments: (i) Language Services, including Language Instruction, Publishing, Franchising, Cross Cultural and ELS/BOC (i.e., ELS Educational Services, Inc. ("ELS") and Berlitz on Campus ("BOC"), both of which provide intensive English programs); and (ii) Berlitz GlobalNET (formerly Translation Services). Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is consolidated into three geographic divisions: the Americas (North and Latin Americas), Asia and Europe. The lines-of- business orientation is expected to increase operational efficiency on a global basis.

Results of Operations - Quarter Ended March 31, 1999 vs. March 31, 1998

Sales for the quarter ended March 31, 1999 were $104.4 million, 0.3% below the prior year. This decline was primarily due to reduced intensive English program revenues and unfavorable exchange rate fluctuations, offset by increases in operating activity for Language Instruction and Berlitz GlobalNET. Excluding the effects of unfavorable exchange rate fluctuations of $0.7 million, sales increased from the prior year by 0.4%. The following table compares revenues by business segment for the first quarter.


Business Segment Revenues:                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                            March 31,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange       Operations (1)        Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $    66.4       $    65.1      $    (1.0)       $     2.3         $     1.3
   ELS/BOC                              12.5            15.1            -               (2.6)             (2.6)
   Publishing                            3.1             3.6            -               (0.5)             (0.5)
   Franchising                           0.2             0.2            -                -                 -
   Other                                 0.6             0.6            -                -                 -
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                 82.8            84.6           (1.0)            (0.8)             (1.8)
Berlitz GlobalNET                       21.6            20.1            0.3              1.2               1.5
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   104.4       $   104.7      $    (0.7) (2)   $     0.4         $    (0.3)
                                   ===========     ===========    ============     ==============    ============

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.

(2) The unfavorable exchange rate fluctuations ($0.7 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real and Mexican peso), offset by a weaker dollar against the Japanese yen and most European currencies.

Within Language Services, Language Instruction sales for the 1999 first quarter rose 2.0% from the prior year, and excluding unfavorable exchange rate fluctuations, were 3.4% higher than in 1998. This improvement was primarily due to average revenue per lesson ("ARPL") increases in most countries. Total lesson volume increased 0.3% from the prior year, primarily as strength in Europe was offset by weakness in Asia. Geographically, Language Instruction revenue and lesson volume was dispersed as follows:


Language Instruction Revenues:                                 (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                            March 31,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange         Operations          Total
                                   -----------     -----------    ------------     --------------    ------------
North America                      $    11.8       $    11.7      $    (0.1)       $     0.2         $     0.1
Asia                                    15.6            14.7            1.2             (0.3)              0.9  (1)
Latin America                           10.2            12.1           (2.7)             0.8              (1.9) (2)
Europe                                  28.8            26.6            0.6              1.6               2.2  (3)
                                   -----------     -----------    ------------     --------------    ------------
Total revenue                      $    66.4       $    65.1      $    (1.0)       $     2.3         $     1.3
                                   ===========     ===========    ============     ==============    ============

-------------------------------------
(1) Primarily reflects the effect of a weaker US dollar against the Japanese yen, which was partially offset by reduced lesson volume in Japan due to the continued local economic conditions.

(2) Primarily reflects the effect of a stronger dollar against the Brazilian real and Mexican peso, partially offset by volume and ARPL increases in Mexico.

(3) Primarily reflect improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, Italy, and Poland), as well as favorable exchange rate fluctuations in Germany and France.


Language Instruction Lesson Volume:                            (Lessons in thousands)
                                      --------------------------------------------------------------------------
                                                  March 31,                  Growth (Decline) from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of           Percentage
                                           1999               1998             lessons
                                      ---------------    ---------------    --------------     -----------------
North America                              278.9              282.7              (3.8)              (1.3)% (1)
Asia                                       243.9              254.9             (11.0)              (4.3)% (2)
Latin America                              290.0              288.4               1.6                0.6%  (3)
Europe                                     645.4              627.9              17.5                2.8%  (4)
                                      ---------------    ---------------    --------------     -----------------
Total revenue                            1,458.2            1,453.9               4.3                0.3%
                                      ===============    ===============    ==============     =================

-------------------------------------
(1) North America's volume decline primarily reflects sluggishness in institutional business due to fewer foreign expatriations and more reliance by U.S. corporations on the domestic economy.

(2) Asia's volume has decreased due to the continued economic recession in Japan and Hong Kong.

(3) Lesson volume increased in Latin America primarily due to strong sales in Mexico, which is partially offset by reduced volume in Brazil as a result of the economic uncertainty caused by the devaluation of the Brazilian Real.

(4) Europe's volume improvement reflects continued demand for Berlitz services, with the largest increases generated by Israel, France, Germany, Poland, Portugal, and Italy.

For the first quarter of 1999, ARPL was $41.01, as compared to $40.51 in the comparable prior-year period. The increase reflected the favorable impact of product mix and price increases ($1.11), partly offset by the effects of unfavorable exchange rate fluctuations ($0.61). ARPL ranged from a high of approximately $59.99 in Japan to a low of $10.67 in Portugal, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, ELS' revenues declined 21.9% from the prior year, while BOC's revenues remained flat. Both ELS and BOC continue to be affected by weakened Asian student enrollments due to the economic conditions in the Far East. In addition, as a result of temporary transition problems associated with the relocation of the ELS headquarters from Los Angeles to Princeton in the latter part of 1998, ELS' overseas sales agents did not sell the ELS programs as aggressively in the latter months of 1998. This impacted student arrivals during the first quarter of 1999. ELS has since taken a number of actions to resolve these problems, including filling vacant sales positions and articulating its new business plan to its agents. Consequently, ELS is beginning to see indications of improvement in its sales relationships and effectiveness.

Publishing revenues declined 13.5%, due primarily to shortfalls in direct response sales. Franchising revenues remained flat with the prior year. The Company opened five ELS franchises in the first quarter of 1999, four of which are located in Taiwan, and the other in Indonesia.

Berlitz GlobalNET sales, excluding the favorable effects of exchange rate fluctuations, rose 6.2% from 1998. Geographically, sales are above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region for the first quarter:


Berlitz GlobalNET Revenue:                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                            March 31,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange         Operations          Total
                                   -----------     -----------    ------------     --------------    ------------
America                            $     8.9       $     8.8      $       -        $     0.1         $     0.1
Asia                                     1.2             1.1              -              0.1               0.1
Europe                                  12.3            11.5            0.3              0.5               0.8 (1)
Inter-company eliminations              (0.8)           (1.3)             -              0.5               0.5
                                   -----------     -----------    ------------     --------------    ------------
Total revenue                      $    21.6       $    20.1      $     0.3        $     1.2         $     1.5
                                   ===========     ===========    ============     ==============    =============

(1) The sales increase in Europe is attributable to volume increases in Norway and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively. These increases were partially offset by sales decline in Ireland, due in part to delays by a client in the start up of certain major projects.

The Company's cost of services and products sold as a percentage of sales was 62.0% in the 1999 first quarter, compared to 60.4% in the same prior year period. The higher percentage is mainly attributable to increased balances for teacher salaries, GlobalNET production costs, rent expense, and depreciation. Selling, general and administrative expenses as a percentage of sales were 34.5% in the 1999 first quarter, compared with 32.3% in the comparable prior year period. The increase is due to higher administrative salaries and related costs.

EBITA* for the 1999 first quarter was $3.6 million, or 3.5% of sales, compared to $7.6 million, or 7.3% of sales, in the same prior year period. The following table displays the comparative first quarter EBITA by business segment:


Business Segment EBITA:                                        (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                            March 31,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange         Operations          Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $    11.9       $    12.7      $    (0.5) (1)   $    (0.3) (2)    $    (0.8)
   ELS/BOC                              (0.4)            0.9              -             (1.3)             (1.3) (3)
   Publishing                           (0.2)            0.5              -             (0.7)             (0.7) (4)
   Franchising                             -               -              -                -                 -
   Overhead & Other                     (5.0)           (4.6)           0.1             (0.5)             (0.4) (5)
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                  6.3             9.5           (0.4)            (2.8)             (3.2)
Berlitz GlobalNET                        0.6             1.0              -             (0.4)             (0.4) (6)
Corporate and other                     (3.3)           (2.9)             -             (0.4)             (0.4) (7)
                                   -----------     -----------    ------------     --------------    ------------
Total                              $     3.6       $     7.6      $    (0.4)       $    (3.6)        $    (4.0)
                                   ===========     ===========    ============     ==============    ============

           EBITA Margin %:                            March 31,
                                            -----------------------------
                                                 1999           1998
                                            -------------  --------------
           Language Services:
              Instruction                        17.9%          19.5% (8)
              ELS/BOC                            (3.1)%          6.1% (9)
              Publishing                         (6.2)%         15.0%
              Franchising                       (10.7)%        (12.0)%
           Total Language Services                7.6%          11.3%
           Berlitz GlobalNET                      3.0%           4.9%
           Total                                  3.5%           7.3%

           --------------------------------

(1) The net unfavorable exchange impact in Instruction is attributable to the Latin American countries.

(2) The decline in Instruction operating EBITA is due mainly to the U.S. and Japan. In the U.S., the growth in rent and certain other fixed costs outpaced the growth in sales. The decline in Japan primarily is due to increases in rent and salary expenses. The decreases in these countries were partially offset by EBITA increases in Mexico, England, and Italy.

(Footnotes are continued on next page)

--------------------------------------------------------------------------------
*EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not indicative of operating income or cash flows from operations as determined under U.S. GAAP.

(3) Although ELS reduced its overall costs from the prior year, ELS/BOC's EBITA has decreased because the percentage decline in ELS' revenues outpaced the percentage decline of certain costs (most notably commissions, teachers' salaries and rent expense). In addition, an ELS joint venture consummated in October 1998 generated an EBITA loss in the 1999 first quarter due to its start-up nature. BOC's EBITA remained flat with the prior year.

(4) The decrease in Publishing EBITA reflects the impact of Publishing's sales decline, as well as increases in depreciation, salaries, and advertising.

(5) Language Service's overhead costs increased over prior year due to fixed employee costs and rent expense.

(6) The decline in EBITA for Berlitz GlobalNET is due to decreases in Europe, primarily Ireland, where EBITA is $0.5 million below prior year due largely to lower sales. The decline in Europe is partially offset by activity in France and Poland from acquisitions made in the second and fourth quarters of 1998. In the Americas, EBITA increased $0.2 million due to improved margins; in addition, the prior year experienced unusual charges for doubtful accounts.

(7) Corporate expenses rose due to increases in salary-related costs.

(8) The reduction in 1999's EBITA Margin occurred primarily as rent and salary related costs grew faster than revenues.

(9) See ELS/BOC discussion in footnote 3.

Interest expense on long-term debt for the three months ended March 31, 1999 decreased $1.0 million from the comparable prior year period, due to lower average interest rates and principal balances outstanding, as well as the extinguishment of debt in mid-March 1999. Interest expense on the new Convertible Debentures was $0.4 million for the first quarter of 1999. Other income, net for the three months ended March 31, 1999 increased by $0.5 million over the prior year, primarily due to higher foreign exchange gains.

The Company recorded income tax expenses of $0.2 million in first quarters of both 1999 and 1998. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

On March 11, 1999, in connection with the issuance of the Convertible Debentures and an affiliate note, the Company extinguished the long-term debt under its 1997 credit agreement (the "Bank Facility"). The Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in the first quarter of 1999, the Company has recorded an extraordinary loss, net of tax benefit, of approximately $2.1 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

Financial Condition

Historically, the primary source of the Company's liquidity has been the cash provided by operations; capital expenditures, working capital requirements and acquisitions (except ELS) have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash used in operating activities was $6.7 million for the three months ended March 31, 1999, compared with net cash provided of $7.6 million in the comparable prior period. This decline of $14.3 million primarily resulted from: (i) an increase in accounts receivable; (ii) a reduced EBITA; (iii) the payment of year-end bonus, long-term incentive plan, and non-recurring ELS vacation/sick pay accruals; (iv) a payment to terminate the Company's interest rate swap; and (v) a smaller increase in deferred revenues.

Net cash used in investing activities totaled $4.7 million for the quarter ended March 31, 1999, down $0.5 million from the comparable prior year period. This decrease reflects the absence of acquisitions of businesses in the 1999 first quarter, for which 1998 included the January payment of a $1.3 million post-close purchase price adjustment related to the ELS acquisition. 1999's first quarter capital expenditures increased $0.8 million over the prior year.

Net cash provided by financing activities for the quarter ended March 31, 1999 was $16.4 million, $16.8 million higher than in the prior year. This change primarily reflected the excess of the (i) net proceeds from the issuance of convertible debentures and notes payable to an affiliate over (ii) the related extinguished debt.

Other items impacting the Company's liquidity and capital resources are as follows:

o Reported within accrued expenses at March 31, 1999 were $1.7 million related to the ELS acquisition.

o On April 27, 1999, the Compensation Committee of the Company's Board of Directors approved the Company's 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"), subject to shareholder approval at the Company's June 8, 1999 annual shareholders' meeting. The 1999 LTIP provides for potential cash awards to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets. Based on limitations contained within the 1999 LTIP, total awards are currently expected to range from a minimum of $0 to a maximum of $7.2 million.

o On March 31, 1999, the Company entered into a new $25 million revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were no outstanding borrowings under the Revolving Facility at March 31, 1999.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at March 31, 1999, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $1.0 million.

o On March 11, 1999, the Company's shareholders approved the issuance of, and the Company issued, $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: a) $100 million aggregate principal (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55 million aggregate principal (the "Benesse Debentures") to Benesse Holding International, Inc. ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

     In a separate transaction on March 11, 1999, BHI loaned $50 million to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). Such note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash while principal repayment is deferred until maturity. In the event of a change in control, the BHI Note provides for redemption by the Company, at the option of BHI, at price equal to 101% of the note's principal amount.

     The Company used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Bank Facility and existing notes payable to Benesse, and for general corporate purposes. The Company accrued approximately $3.5 million in deferred finance costs associated with the issuance of the Convertible Debentures and BHI Note.

At March 31, 1999, the Company's liquid assets of $29.1 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

The Year 2000 Issue

Introduction
The Year 2000 issue is the result of certain computerized systems' use of a two rather than four digit year (e.g., 95 vs. 1995). As a result of the ambiguous century in such systems, the introduction of twenty-first century dates may cause systems to function abnormally or not at all.

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

The infrastructure area contains all hardware, embedded systems, and software, except financial and operational software. Non-compliant internal use financial software is currently being replaced in conjunction with the deployment of PeopleSoft systems. Such PeopleSoft systems are warranted to be Year 2000 compliant and have been successfully tested as such. Key third party relationships include external interfaces between the Company and its suppliers, service providers, and customers that are deemed material to the continued operation of the Company.

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

Contingency Plans
To further minimize any risk associated with any internal or third party failure to achieve compliance, the Company is continuing the development of contingency plans as necessary for those critical systems and third party relationships that have the potential to materially interrupt the Company's ability to conduct normal business. Based on management assessments, decisions to implement contingency plans related to the remediation and deployment of internally developed software have been effected as necessary. All contingency plans deemed necessary are expected to be fully implemented by the end of the third quarter of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1998, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 68%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at March 31, 1999 were as follows:

                                                                             Interest Receipts from
                             Interest Payment to Financial Institution       Financial Institution
                            --------------------------------------------    -------------------------
                                                                              Notional                 Fair Value
 Effective                                                   Interest          Amount     Interest     at 3/31/99
    Date        Maturity         Notional Amount (000's)       Rate            (000's)      Rate        (000's)
    ----        --------     -------------------------------   ----            -------      ----        -------
   1/1/99       12/30/02      Japanese Yen      12,311,005     5.50%         $   95,694     6.27%     $    (980)
   1/1/99       12/31/02      German Mark           99,546     6.12%         $   55,821     6.27%     $     (32)
   1/4/99       12/31/02      Swiss Franc           16,131     5.72%         $   11,164     6.27%     $     113
   1/4/99       12/31/02      British Pound          4,841     6.56%         $    7,974     6.27%     $     (51)

The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

On March 11, 1999, the Company issued the Convertible Debentures, consisting of the Apollo and Benesse Debentures (see Management's Discussion and Analysis - Liquidity and Capital Resources).

o The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime after 3 years and 2 months. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

o The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate

     Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either a) redeem all of the Apollo Debentures at par, or b) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, shall either a) redeem both the Apollo and Benesse Debentures, or b) deliver the Fixed Rate Debentures to both Apollo and BHI.

o Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures interest rate is subject to a cap of a) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures, or b) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receives Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issue upon payment of principal amounts of the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: a) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; b) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and c) no premium for redemptions occurring thereafter.

o Prior to the third anniversary of the Issue Date, if Benesse sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but Benesse sells less than 80% of its shares, or if Benesse sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

o The fair values of the Convertible Debentures at March 31, 1999 was $142.6 million, estimated based on current interest rates and the Company's stock price volatility.

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

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on March 11, 1999 to approve the issuance of convertible debentures as follows: a) $100 million aggregate principal (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P., a private investment firm; and b) $55 million aggregate principal (the "Benesse Debentures") to Benesse Holding International, Inc., the Company's majority shareholder. Votes representing 8,491,576 shares were cast for, 356 shares were cast against, and 181 shares abstained from voting on the approval of the issuance of the Apollo Debentures. Votes representing 8,490,994 shares were cast for, 443 shares were cast against, and 676 shares abstained from voting on the approval of the issuance of the Benesse Debentures.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.
-----------
    27      Financial Data Schedule, for the quarterly period ended March 31,
            1999.

(b) Reports on Form 8-K

A Form 8-K dated March 11, 1999 was filed during the quarter ended March 31, 1999 to report the completion of the issuance of convertible debentures and a subordinated promissory note.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BERLITZ INTERNATIONAL, INC.
                                                        (Registrant)

Date: May 17, 1999                              By: /s/ HENRY D. JAMES
                                                    ------------------
                                                    Henry D. James
                                                    Executive Vice President and
                                                    Chief Financial Officer