Form 10-Q
period 1999-06-30
BERLITZ INTERNATIONAL INC
filed 1999-08-16
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                                 (609) 514-9650
                                 --------------
               Registrant's telephone number, including area code

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock, at the close of business on August 13, 1999, is 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       FOR THE THREE MONTHS ENDED JUNE 30
                (Dollars in thousands, except per share amounts)

                                                          1999          1998
                                                        ---------    ---------
Sales of services and products                          $ 111,182    $ 107,509
                                                        ---------    ---------
Costs and expenses:
   Cost of services and products sold                      66,072       63,161
   Selling, general and administrative                     36,556       33,750
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles       4,369        4,276
   Interest expense on long-term debt                          20        2,768
   Interest expense on Convertible Debentures
      with related parties                                  2,004           --
   Interest expense on notes to affiliates                    648          549
   Other expense, net                                          80          789
                                                        ---------    ---------
      Total costs and expenses                            109,749      105,293
                                                        ---------    ---------
Income before income taxes, minority
   interest in (loss) earnings of subsidiary, and
   extraordinary item                                       1,433        2,216

Income tax expense                                          1,811        1,479
Minority interest in (loss) earnings
   of subsidiaries                                            (60)          37
                                                        ---------    ---------
(Loss) income before extraordinary item                      (318)         700

Extraordinary loss from extinguishment
    of debt                                                     4           --
                                                        ---------    ---------

Net (loss) income                                       $    (322)   $     700
                                                        =========    =========

(Loss) income per share - basic and diluted
   (Loss) income before extraordinary item              $   (0.03)   $    0.07
   Extraordinary loss                                          --           --
                                                        ---------    ---------
   (Loss) income per share                              $   (0.03)   $    0.07
                                                        =========    =========

Average number of shares outstanding (000's)                9,530        9,530
                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                        FOR THE SIX MONTHS ENDED JUNE 30
                (Dollars in thousands, except per share amounts)

                                                              1999        1998
                                                            --------    --------

Sales of services and products                              $215,544    $212,165
                                                            --------    --------

Costs and expenses:
   Cost of services and products sold                        130,789     126,397
   Selling, general and administrative                        72,587      67,581
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles          8,722       8,615
   Interest expense on long-term debt                          1,873       5,617
   Interest expense on Convertible Debentures
      with related parties                                     2,435          --
   Interest expense on notes to affiliates                     1,236       1,091
   Other (income) expense, net                                  (885)        351
                                                            --------    --------
      Total costs and expenses                               216,757     209,652
                                                            --------    --------

(Loss) income before income taxes, minority
   interest in (loss) earnings of subsidiary, and
   extraordinary item                                         (1,213)      2,513

Income tax expense                                             1,973       1,684
Minority interest in (loss) earnings
   of subsidiaries                                              (179)        106
                                                            --------    --------

(Loss) income before extraordinary item                       (3,007)        723

Extraordinary loss from extinguishment of
   debt, net of income tax benefit of $44                      2,144          --
                                                            --------    --------

Net (loss) income                                           $ (5,151)   $    723
                                                            ========    ========

(Loss) income per share - basic and diluted
   (Loss) income before extraordinary item                  $  (0.32)   $   0.08
   Extraordinary loss                                          (0.22)         --
                                                            --------    --------
   (Loss) income per share                                  $  (0.54)   $   0.08
                                                            ========    ========

Average number of shares outstanding (000's)                   9,530       9,530
                                                            ========    ========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                (Unaudited)
                                                                  June 30,   December 31,
                                                                   1999         1998
                                                                 ---------    ---------
ASSETS
Current assets:
Cash and temporary investments                                   $  28,215    $  25,327
Accounts receivable, less allowance for
  doubtful accounts of $2,540 and $2,295                            47,606       46,650
Unbilled receivables                                                10,399        6,873
Inventories, net                                                    10,493       11,606
Prepaid expenses and other current assets                            7,679        7,965
                                                                 ---------    ---------
  Total current assets                                             104,392       98,421
Property and equipment, net of accumulated
  depreciation of $26,590 and $25,530                               43,880       41,144
Publishing rights, net of accumulated amorti-
  zation of $5,643 and $5,203                                       16,342       16,782
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $82,620 and $75,573           482,773      486,232
Other assets                                                        23,220       20,882
                                                                 ---------    ---------
  Total assets                                                   $ 670,607    $ 663,461
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                $   1,007    $  20,135
Accounts payable                                                    10,777       11,280
Deferred revenues                                                   42,369       41,603
Payrolls and commissions                                            13,534       15,079
Income taxes payable                                                 1,047          365
Interest payable on convertible debentures                           1,938           --
Accrued expenses and other current liabilities                      19,257       17,255
                                                                 ---------    ---------
  Total current liabilities                                         89,929      105,717
Long-term debt                                                       5,598      129,387
Convertible debentures with related parties                        155,000           --
Notes payable to affiliates                                         50,000       42,755
Other liabilities                                                   18,290       20,333
Minority interest                                                   10,104       10,283
                                                                 ---------    ---------
  Total liabilities                                                328,921      308,475
                                                                 ---------    ---------

Shareholders' equity:
Common stock                                                         1,003        1,003
Additional paid-in capital                                         372,518      372,518
(Accumulated deficit) retained earnings                               (578)       4,574
Treasury stock at cost                                              (6,361)      (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                (24,896)     (16,748)
                                                                 ---------    ---------
  Total shareholders' equity                                       341,686      354,986
                                                                 ---------    ---------
  Total liabilities and shareholders' equity                     $ 670,607    $ 663,461
                                                                 =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                             (Dollars in thousands)


                                               Three months ended June 30,
                                               ---------------------------
                                                    1999        1998
                                                   -------    -------

Net (loss) income                                  $  (322)   $   700

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions           (1,915)    (1,308)
                                                   -------    -------

Comprehensive loss                                 $(2,237)   $  (608)
                                                   =======    =======


The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                             $   433    $   442
                                                   =======    =======

                                                Six months ended June 30,
                                                -------------------------
                                                     1999        1998
                                                   --------    --------

Net (loss) income                                  $ (5,151)   $    723

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions            (8,148)     (2,806)
                                                   --------    --------

Comprehensive loss                                 $(13,299)   $ (2,083)
                                                   ========    ========

The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                             $  1,185    $    947
                                                   ========    ========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (Dollars in thousands)

                                                                          1999          1998
                                                                        ---------    ---------
Cash flows from operating activities:
   Net (loss) income                                                    $  (5,151)   $     723
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Depreciation and amortization                                         14,086       13,384
     Other (primarily provision for bad debts and foreign
      Exchange gains)                                                        (648)       1,160
     Changes in operating assets and liabilities                           (1,892)       4,410
                                                                        ---------    ---------
       Net cash provided by operating activities                            6,395       19,677
                                                                        ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                                   (10,565)      (8,506)
   Acquisitions of businesses                                              (8,373)      (3,347)
                                                                        ---------    ---------
       Net cash used in investing activities                              (18,938)     (11,853)
                                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of Convertible Debentures                       155,000           --
   Proceeds from issuance of note payable to affiliate                     50,000           --
   Net borrowings under revolving credit facility                           4,000        4,000
   Repayment of long-term debt                                           (146,899)      (8,509)
   Repayment of notes to affiliates                                       (42,366)          --
   Payment of deferred finance costs                                       (2,782)        (177)
                                                                        ---------    ---------
       Net cash provided by (used in) financing activities                 16,953       (4,686)
                                                                        ---------    ---------

Effect of exchange rate changes on cash and
  temporary investments                                                    (1,522)        (510)
                                                                        ---------    ---------

Net increase in cash and temporary investments                              2,888        2,628
Cash and temporary investments, beginning of period                        25,327       26,665
                                                                        ---------    ---------

Cash and temporary investments, end of period                           $  28,215    $  29,293
                                                                        =========    =========

Supplemental disclosures of cash flow information:
  Cash payments for:
         Interest                                                       $   3,084    $   5,442
                                                                        =========    =========
         Income taxes                                                   $   2,898    $   4,544
                                                                        =========    =========
  Cash refunds of income taxes                                          $     417    $     666
                                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.   General

     The Consolidated Financial Statements of Berlitz International, Inc. (the "Company" or "Berlitz") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

     Reclassifications

     Certain reclassifications have been made in the prior years' notes to conform with the 1999 presentation.

2.   Long-Term Debt

     Long-term debt consists of the following:

                                     June 30,  December 31,
                                       1999       1998
                                     --------   --------
         Term Loan                   $     --   $ 98,250
         Revolving credit facility      4,000     48,000
         Other                          2,605      3,272
                                     --------   --------
             Total                      6,605    149,522
         Less current maturities        1,007     20,135
                                     --------   --------
             Long-term debt          $  5,598   $129,387
                                     ========   ========

     As discussed in Notes 3 and 4, on March 11, 1999, the Company issued Convertible Debentures, as well as a promissory note to Benesse Holdings International, Inc. ("BHI"), and used a portion of the resulting proceeds to repay in full all outstanding indebtedness under the Term Loan and revolving credit facility (collectively, the "Bank Facility"). The existing Bank Facility was then terminated.

     On March 31, 1999, the Company entered into a new $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4,000 in outstanding borrowings under the Revolving Facility at June 30, 1999. The average interest rate on outstanding borrowings under the revolving facility for the period ending June 30, 1999 was 5.725%.

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

3.   Convertible Debentures with Related Parties

     On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. The Convertible Debentures were issued as follows: a) $100,000 aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55,000 aggregate principal amount (the "Benesse Debentures") to BHI, the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

     The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime following 60 trading days after the third anniversary of the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

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

     Prior to the third anniversary of the Issue Date, if Benesse sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date, a change of control, as defined in the Investment Agreements, occurs but Benesse sells less than 80% of its shares, or if Benesse sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

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

     The Investment Agreements include a number of other provisions, including:
     a) the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; b) the granting of a certain number of board seats to Apollo on the Company's Board of Directors; c) the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and d) certain restrictions on the transferability of the Apollo Debentures. The Company expanded its Board of Directors from 10 seats to 12 seats effective March 11, 1999 and appointed two representatives of Apollo to the Board.

     The estimated fair value of the Convertible Debentures in March 1999, the month of issuance, was $142,600. This estimate was based on the then current interest rates and Berlitz stock price volatility.

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

     The estimated fair value of the BHI Note in March 1999, the month of issuance, was $31,955, based on interest rates then currently available for borrowings with similar terms and maturities.

     The Company has used a portion of the proceeds from the issuance of the BHI Note and Convertible Debentures to repay in full the existing notes payable to affiliates.

     The Company incurred approximately $2,800 in deferred finance costs associated with the issuance of the Convertible Debentures and BHI Note. Such costs will be amortized over the 12-year life of the Convertible Debentures and BHI Note.

5.   Extraordinary Loss

     On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Bank Facility, the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. As a consequence of the debt extinguishment, the Company has recorded an extraordinary loss, net of tax benefit, of $2,144, consisting primarily of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

6.   Other (Income) Expense, net

                                           Three months      Three months
                                              ended             ended
                                          June 30, 1999     June 30, 1998
                                          -------------     -------------

Interest income on temporary investments      $(166)            $(165)
Foreign exchange (gains) losses, net           (294)              633
Other non-operating taxes                       111                33
Loss on disposal of fixed assets                103                91
Other investment expense (income), net           72               (48)
Other expense, net                              254               245
                                              -----             -----
     Total other expense, net                 $  80             $ 789
                                              =====             =====

                                                  Six months        Six months
                                                    ended              ended
                                                June 30, 1999     June 30, 1998
                                                -------------     -------------

Interest income on temporary investments           $  (257)          $  (310)
Foreign exchange (gains) losses, net                (1,202)              215
Other non-operating taxes                              231               107
Loss on disposal of fixed assets                       122               207
Other expense, net                                     221               132
                                                   -------           -------
     Total other (income) expense, net             $  (885)          $   351
                                                   =======           =======

7.   Earnings (Loss) Per Share

     Reconciliations between Basic and Diluted earnings (loss) per share ("EPS") computations for "income (loss) before extraordinary item" for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                      Weighted
                                                       average
                                                        number
                                        (Loss)       of shares      Per-share
                                        Income     outstanding         amount

Three months ending June 30, 1999:
Basic EPS:
  Loss before extraordinary item        $  (322)       9,530          $(0.03)
Effect of dilutive securities:
  Stock options                              --           --              --
                                        -------      -------          ------
Diluted EPS:
  Loss before extraordinary item        $  (322)       9,530          $(0.03)
                                        =======      =======          ======

Three months ending June 30, 1998:
Basic EPS:
  Income before extraordinary item      $   700        9,530          $ 0.07
Effect of dilutive securities:
  Stock options                              --           36              --
                                        -------      -------          ------
Diluted EPS:
  Income before extraordinary item      $   700        9,566          $ 0.07
                                        =======      =======          ======

Six months ending June 30, 1999:
Basic EPS:
  Loss before extraordinary item        $(5,151)       9,530          $(0.54)
Effect of dilutive securities:
  Stock options                              --           --              --
                                        -------      -------          ------
Diluted EPS:
  Loss before extraordinary item        $(5,151)       9,530          $(0.54)
                                        =======      =======          ======

Six months ending June 30, 1998:
Basic EPS:
  Income before extraordinary item      $   723        9,530          $ 0.08
Effect of dilutive securities:
  Stock options                              --           27              --
                                        -------      -------          ------
Diluted EPS:
  Income before extraordinary item      $   723        9,557          $0.08
                                        =======      =======          ======

8.   Stock Option and Incentive Plans

     In 1999, the Company paid $2,855 in awards under its 1996 New Long-Term Executive Incentive Compensation Plan.

     In June 1999, the Company's shareholders approved the adoption of the Berlitz 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards (currently expected to range from $0 to $7,200 in the aggregate) to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three-year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets for payments under it. For the three and six months ended June 30, 1999, the Company recorded $183 in expense related to the 1999 LTIP.

9.   Acquisitions of businesses

     In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $7,750, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At June 30, 1999, in connection with this acquisition, the Company recorded $11,800 of goodwill and $4,000 of accrued current liabilities for transaction-related expenses and contingencies.

     The Company made several other acquisitions during the first six months, none of which were material.

10.  Subsequent events

     On July 1, 1999, Berlitz entered into a license agreement (the "Agreement") with Children's Television Workshop ("CTW"). Pursuant to this license agreement, CTW has agreed to create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of 52 15-minute episodes which will be complemented by instruction curricula and materials developed by Berlitz. In addition, Berlitz was granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

     The Agreement, covering an initial term of five years, provides for payments to CTW of $4,000 at inception and an aggregate of $6,000 in minimum guaranteed royalties paid in installments over the initial term of the agreement. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2,000, from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2,000, or an amount equal to 80% of the royalties earned by CTW during the fifth year of the initial term.

     As part of its CTW and general marketing efforts, Berlitz is in the process of pursuing opportunities to expand the use of the Internet for the marketing and distribution of its products and services.

11.  Operating Segments

     Effective January 1, 1999, the Company's operations are principally conducted through two segments: Language Services (consisting of the Instruction, ELS/BOC (i.e., ELS Educational Services, Inc. ("ELS") and Berlitz on Campus ("BOC")), Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET (formerly Translation Services). These are strategic business units that offer different products and services and are managed separately by senior management due to different technology and marketing strategies.

     Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The ELS/BOC sub-segment provides intensive English education programs. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

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

     The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                Three Months ended June 30,  Six Months ended June 30,
                                                ---------------------------  -------------------------
                                                     1999         1998         1999         1998
                                                  ---------    ---------    ---------    ---------
Revenues:
  Revenues from external customers:
     Language Services:
       Instruction                                $  69,863    $  68,568    $ 136,264    $ 133,667
       ELS/BOC                                       12,403       13,950       24,876       29,037
       Publishing                                     4,126        3,386        7,214        6,954
       Franchising                                      469          368          709          601
       Cross Cultural                                   645          601        1,232        1,183
       Other                                             (1)           3           (2)           9
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         87,505       86,876      170,293      171,451
     Berlitz GlobalNET                               23,677       20,633       45,251       40,714
                                                  ---------    ---------    ---------    ---------
       Total external revenues                      111,182      107,509      215,544      212,165
                                                  ---------    ---------    ---------    ---------

  Intersegment revenues:
     Language Services:
       Instruction                                       --            7           --           16
       Franchising                                      125          262          238          346
                                                  ---------    ---------    ---------    ---------
     Total Language Services                            125          269          238          362
     Berlitz GlobalNET                                   35           13           44           13
                                                  ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------
       Total intersegment revenues                      160          282          282          375
                                                  ---------    ---------    ---------    ---------

  Total revenues for reportable segments            111,342      107,791      215,826      212,540
  Elimination of intersegment revenues                 (160)        (282)        (282)        (375)
                                                  ---------    ---------    ---------    ---------
     Total consolidated revenues                  $ 111,182    $ 107,509    $ 215,544    $ 212,165
                                                  =========    =========    =========    =========

(Loss) income before taxes, minority interest,
and extraordinary item:
Operating Profit:
  Segment EBITA:
     Language Services:
       Instruction                                $  14,777    $  15,831    $  26,658    $  28,496
       ELS/BOC                                          123          866         (264)       1,789
       Publishing                                       755         (103)         563          433
       Franchising                                      124           83           86           44
       Cross Cultural                                    85          119          238          290
       Language Service overhead expenses and        (5,424)      (4,620)     (10,560)      (9,332)
        other
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         10,440       12,176       16,721       21,720
     Berlitz GlobalNET                                1,644        1,793        2,289        2,778
     General corporate HQ expenses                   (3,530)      (3,371)      (6,842)      (6,311)
                                                  ---------    ---------    ---------    ---------
   Total EBITA                                        8,554       10,598       12,168       18,187
                                                  ---------    ---------    ---------    ---------

   Amortization of publishing rights, excess of
     cost over net assets acquired, and other
     intangibles:
     Language Services:
       Instruction                                   (2,525)      (2,528)      (5,070)      (5,072)
       ELS/BOC                                       (1,348)      (1,336)      (2,695)      (2,696)
       Publishing                                       (99)        (100)        (199)        (200)
       Cross Cultural                                    (2)          (3)          (5)          (6)
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         (3,974)      (3,967)      (7,969)      (7,974)
     Berlitz GlobalNET                                 (395)        (309)        (753)        (641)
                                                  ---------    ---------    ---------    ---------
     Total intangible amortization                   (4,369)      (4,276)      (8,722)      (8,615)
                                                  ---------    ---------    ---------    ---------

Total operating profit                                4,185        6,322        3,446        9,572
Interest expense on long-term debt                      (20)      (2,768)      (1,873)      (5,617)
Interest expense on Convertible Debentures           (2,004)          --       (2,435)          --
Interest expense to affiliates                         (648)        (549)      (1,236)      (1,091)
Other income (expense), net                             (80)        (789)         885         (351)
                                                  ---------    ---------    ---------    ---------
Total consolidated income (loss) before taxes,
minority interest, and extraordinary item         $   1,433    $   2,216    $  (1,213)   $   2,513
                                                  =========    =========    =========    =========

           Assets:                                              December 31,
                                           June 30, 1999              1998
                                           ---------             ---------
Language Services:
  Instruction                              $ 424,281             $ 426,641
  ELS/BOC                                    106,086               111,980
  Publishing                                  25,771                23,982
  Franchising                                  6,785                 6,640
  Other                                        1,296                   427
                                           ---------             ---------
Total Language Services                      564,219               569,670
Berlitz GlobalNET                             96,040                84,794
General corporate                             15,306                13,495
Eliminations of intersegment receivables      (4,958)               (4,498)
                                           ---------             ---------
  Total consolidated assets                $ 670,607             $ 663,461
                                           =========             =========

                                    Three Months ended June 30,   Six Months ended June 30,
                                    ---------------------------   -------------------------
                                         1999      1998                  1999      1998
                                       -------   -------               -------   -------

Depreciation:
  Language Services:
     Instruction                       $ 1,297   $ 1,164               $ 2,452   $ 2,290
     ELS/BOC                               209       226                   490       457
     Publishing                            417       279                   841       493
     Franchising                             6         5                    10        15
     Language Service overhead and         121       126                   237       223
      other
                                       -------   -------               -------   -------
  Total Language Services                2,050     1,800                 4,030     3,478
  Berlitz GlobalNET                        474       513                 1,041     1,027
  General corporate                        122       140                   293       264
                                       -------   -------               -------   -------
     Total consolidated depreciation   $ 2,646   $ 2,453               $ 5,364   $ 4,769
                                       =======   =======               =======   =======

Capital expenditures:
  Language Services:
     Instruction                       $ 3,754   $ 3,039               $ 7,051   $ 5,628
     ELS/BOC                               197        99                   577       285
     Publishing                            881       910                 1,370     1,501
     Franchising                            25        --                    30        --
                                       -------   -------               -------   -------
  Total Language Services                4,857     4,048                 9,028     7,414
  Berlitz GlobalNET                        475       466                   666       772
  General corporate                        522       121                   871       320
                                       -------   -------               -------   -------
     Total consolidated capital
       expenditures                    $ 5,854   $ 4,635               $10,565   $ 8,506
                                       =======   =======               =======   =======

     The following tables present certain information about the geographic areas in which the Company operates:

                                   Three Months ended June 30,   Six Months ended June 30,
                                   ---------------------------   -------------------------
                                        1999       1998               1999       1998
                                      --------   --------           --------   --------
Revenues from external customers:
  United States                       $ 37,430   $ 40,087           $ 71,750   $ 78,261
  Japan                                 17,064     14,763             32,877     29,191
    Germany                             10,801     10,194             21,904     20,126
    Ireland                              6,621      7,034             13,020     15,048
  France                                 5,923      4,345             11,369      8,531
    Brazil                               3,955      5,820              6,865     10,734
  Other foreign countries               29,388     25,266             57,759     50,274
                                      --------   --------           --------   --------
     Total                            $111,182   $107,509           $215,544   $212,165
                                      ========   ========           ========   ========

                                                 Three Months ended June 30,  Six Months ended June 30,
                                                     1999          1998          1999          1998
                                                   ---------    ---------      ---------    ---------
           Operating (loss) profit:
             EBITA :
                United States                      $   3,802    $   4,173      $   5,133    $   7,363
                Japan                                  1,309        2,055          1,850        3,014
                Germany                                1,197        1,320          2,454        2,656
                Ireland                                  284          583            277        1,031
                France                                   648          157          1,047          410
                Brazil                                   617        1,066            903        1,606
                Other foreign countries                5,451        5,654          9,610       10,194
                General corporate expenses            (4,754)      (4,410)        (9,106)      (8,087)
                                                   ---------    ---------      ---------    ---------
                  Total EBITA                          8,554       10,598         12,168       18,187
                                                   ---------    ---------      ---------    ---------

             Amortization of publishing rights,
              excess of cost over net assets
              acquired, and other intangibles:
                United States                         (3,664)      (3,569)        (7,287)      (7,163)
                Japan                                   (326)        (288)          (660)        (594)
                Germany                                  (63)         (64)          (129)        (128)
                Ireland                                  (11)         (12)           (24)         (48)
                France                                   (71)         (38)          (146)         (76)
                Brazil                                   (16)         (16)           (32)         (32)
                Other foreign countries                 (218)        (289)          (444)        (574)
                                                   ---------    ---------      ---------    ---------
                  Total  intangible amortization      (4,369)      (4,276)        (8,722)      (8,615)
                                                   ---------    ---------      ---------    ---------

             Intercompany royalties:
                United States                          3,995        4,470          7,583        7,769
                Japan                                   (956)      (1,485)        (1,522)      (1,965)
                Germany                                 (400)        (373)          (815)        (749)
                Ireland                                 (289)        (333)          (525)        (678)
                France                                  (224)        (242)          (531)        (493)
                Other foreign countries               (2,126)      (2,037)        (4,190)      (3,884)
                                                   ---------    ---------      ---------    ---------
                  Total intercompany royalties            --           --             --           --
                                                   ---------    ---------      ---------    ---------

           Total operating profit                  $   4,185    $   6,322      $   3,446    $   9,572
                                                   =========    =========      =========    =========

           Long lived assets:                      Property &
                                                   Equipment      Other     Intangible
                                                      net        Assets*      Assets        Total
                                                   ---------    ---------    ---------    ---------
           June 30, 1999:
             United States                         $  10,205    $   7,747    $ 405,377    $ 423,329
             Japan                                     8,122           38       45,438       53,598
               Germany                                 3,065           --        8,416       11,481
             France                                    1,783           --        6,230        8,013
               Brazil                                  3,009           --        2,113        5,122
               Ireland                                 1,076            5        1,569        2,650
             Other foreign countries                  11,459          362       28,376       40,197
             General corporate                         5,161        3,966        1,596       10,723
                                                   =========    =========    =========    =========
                Total                              $  43,880    $  12,118    $ 499,115    $ 555,113
                                                   =========    =========    =========    =========

           December  31, 1998:
             United States                         $   8,414    $   7,335    $ 402,507    $ 418,256
             Japan                                     8,685           97       49,165       57,947
             Germany                                   3,008           --        9,443       12,451
             France                                    1,783           --        7,192        8,975
             Brazil                                    3,250           --        2,145        5,395
             Ireland                                   1,562          151        1,793        3,506
             Other foreign countries                  10,533          192       29,173       39,898
             General corporate                         3,909        2,557        1,596        8,062
                                                   =========    =========    =========    =========
                Total                              $  41,144    $  10,332    $ 503,014    $ 554,490
                                                   =========    =========    =========    =========

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

Results of Operations - Quarter Ended June 30, 1999 vs. June 30, 1998

Sales for the quarter ended June 30, 1999 were $111.2 million, 3.4% above the prior year. This rise was primarily due to increases in operating activity for Language Instruction and Berlitz GlobalNET, partially offset by reduced intensive English program revenues and unfavorable exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $2.6 million, sales increased from the prior year by 5.9%. The following table compares revenues by business segment for the second quarter.

Business Segment Revenues:                (Dollars in millions)
--------------------------------------------------------------------------------
                              June 30,       Growth (Decline) from Prior Year
                          ---------------   ------------------------------------
                           1999     1998    Exchange(2)  Operations(1)  Total
                          ------   ------   -----------  -------------  ------
Language Services:
   Instruction            $ 69.9   $ 68.6     $ (2.2)       $  3.5      $  1.3
   ELS/BOC                  12.4     14.0         --          (1.6)       (1.6)
   Publishing                4.1      3.4         --           0.7         0.7
   Franchising               0.6      0.6         --            --          --
   Other                     0.5      0.3         --           0.2         0.2
                          ------   ------     ------        ------      ------
Total Language Services     87.5     86.9       (2.2)          2.8         0.6
Berlitz GlobalNET           23.7     20.6       (0.4)          3.5         3.1
                          ------   ------     ------        ------      ------
Total                     $111.2   $107.5     $ (2.6)       $  6.3      $  3.7
                          ======   ======     ======        ======      ======

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($2.6 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real) and all European currencies, offset by a weaker dollar against the Japanese yen.

Within Language Services, Language Instruction sales for the 1999 second quarter rose 1.9% from the prior year, and excluding unfavorable exchange rate fluctuations, were 5.1% higher than in 1998. This improvement was primarily due to average revenue per lesson ("ARPL") increases in most countries. Total lesson volume increased 1.9% from the prior year, primarily as strength in Europe and Latin America was offset by weakness in North America and Asia. Geographically, Language Instruction revenue and lesson volume was dispersed as follows:

Language Instruction Revenue:    (Dollars in millions)
---------------------------------------------------------------------
                   June 30,         Growth (Decline) from Prior Year
                -------------     -----------------------------------
                 1999    1998     Exchange    Operations    Total
                -----   -----     --------    ----------    -----

North America   $12.4   $13.3      $  --        $(0.9)      $(0.9)(1)
Asia             16.4    15.1        1.8         (0.5)        1.3(2)
Latin America    12.9    14.3       (2.8)         1.4        (1.4)(3)
Europe           28.2    25.9       (1.2)         3.5         2.3(4)
                -----   -----      -----        -----       -----
Total revenue   $69.9   $68.6      $(2.2)       $ 3.5       $ 1.3
                =====   =====      =====        =====       =====

-------------------------------------
(1) Decline is due to lesson volume shortfalls in the USA.
(2) Primarily reflects the effect of a weaker US dollar against the Japanese yen, which was partially offset by reduced lesson volume in Japan due to the continued poor local economic conditions.
(3) Primarily reflects the effect of a stronger dollar against the Brazilian real, partially offset by volume and ARPL increases, primarily in Mexico.
(4) Primarily reflect improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, Poland, and Spain), partly offset by a strengthened dollar against all European currencies.

Language Instruction Lesson Volume:            (Lessons in thousands)
--------------------------------------------------------------------------------------
                                        June 30,      Growth (Decline) from Prior Year
                                   -----------------  --------------------------------
                                                          Number of
                                     1999      1998        lessons      Percentage
                                   -------   -------       -------      -----------
North America                        288.3     304.6         (16.3)        (5.4)%(1)
Asia                                 256.4     269.8         (13.4)        (5.0)%(2)
Latin America                        366.5     349.5          17.0          4.9%(3)
Europe                               642.9     601.5          41.4          6.9%(4)
                                   =======   =======       =======      =======
Total lesson volume                1,554.1   1,525.4          28.7          1.9%
                                   =======   =======       =======      =======

-------------------------------------
(1) North America's volume decline primarily reflects reduced institutional training volume due to mergers and acquisitions in the petroleum and financial service sectors, as well as reduced lesson demand due to downsizing, decrease in expatriations, and the freezing of training budgets.
(2) Asia's volume has decreased due to the continued economic recession in Japan and Hong Kong.

(Footnotes are continued on next page)

(3) Lesson volume increased in Latin America primarily due to strong sales in Mexico, as well as the opening of five new language centers in the first half of 1999. Lesson volume was down in Venezuela and Argentina due to current economic recessions in these countries.
(4) Europe's volume improvement reflects continued demand for Berlitz services, with the largest increases generated by Germany, France, Israel, Spain, Poland, Italy and Belgium. Both Poland and Israel had new school openings during the first half of 1999, which contributed to the improved volume.

For the second quarter of 1999, ARPL was $39.88, as compared to $40.25 in the comparable prior-year period. The decrease reflected the unfavorable impact of exchange rate fluctuations of ($1.40); excluding the effects of the exchange, ARPL increased over prior year by $1.03. ARPL ranged from a high of approximately $59.50 in Japan to a low of $15.36 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, ELS/BOC revenues for the second quarter declined 11.1% from the prior year. ELS/BOC continued to be affected by weakened Asian student enrollments due to the economic conditions in the Far East. Enrollments from Latin America are also down due to the economic instability in Venezuela and Brazil, and the increased strength of the dollar over the currencies in these countries. More aggressive pricing and agent commission structures by competitors, and a market trend toward less intensive schedules has also adversely affected results. ELS/BOC has taken actions to address these problems, including filling vacant sales positions and articulating its new business plan to its agents, and monitoring overhead expenses. ELS/BOC also expects to intensify its recruitment activities, introduce an enhanced website, build strong brand recognition through completion of various marketing projects, and increase training and motivation of its key representatives.

Publishing revenues increased 21.9% over prior year, due to increased licensing royalty revenue, and increased sales in North America due to a 1999 warehouse club promotion. Franchising revenues were slightly lower than prior year. The Company opened one Berlitz Franchise in Mexico in the second quarter of 1999.

Berlitz GlobalNET sales, excluding the effects of exchange rate fluctuations, rose 16.9% from 1998. Geographically, sales are above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region for the second quarter:

    Berlitz GlobalNET Revenue:                   (Dollars in millions)
    -------------------------- ---------------------------------------------------------
                                  June 30,            Growth (Decline) from Prior Year
                               --------------       ------------------------------------
                                1999     1998       Exchange    Operations     Total
                               -----    -----       --------    ----------     -----
America                        $11.6    $ 9.2        $  --        $ 2.4        $ 2.4(1)
Asia                             1.2      1.0          0.1          0.1          0.2
Europe                          12.3     11.0         (0.5)         1.8          1.3(2)
Inter-company eliminations      (1.4)    (0.6)          --         (0.8)        (0.8)
                               =====    =====        =====        =====        =====
Total revenue                  $23.7    $20.6        $(0.4)       $ 3.5        $ 3.1
                               =====    =====        =====        =====        =====

    (1) North America had a strong quarter, due in part to large projects from the automotive industry during this period, and continued growth in the interpretation service business.
    (2) The sales increase in Europe is attributable to volume increases in Norway and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively. These increases were partially offset by sales decline in Ireland, due in part to the delay of major projects by a certain client.

The total Company's cost of services and products sold as a percentage of sales was 59.4% in the 1999 second quarter, compared to 58.7% in the same prior year period. The higher percentage is mainly attributable to higher teacher costs, lower GlobalNET production margins, and an increase in the provision for doubtful accounts over prior year. Selling, general and administrative expenses as a percentage of sales were 32.9% in the 1999 second quarter, compared with 31.4% in the comparable prior year period. The increase is due to higher administrative salaries and related costs, and higher advertising costs.

The Company's total EBITA* for the 1999 second quarter was $8.6 million, or 7.7% of sales, compared to $10.6 million, or 9.9% of sales, in the same prior year period. The following table displays the comparative second quarter EBITA by business segment:

Business Segment EBITA:                     (Dollars in millions)
-----------------------  -------------------------------------------------------
                             June 30,          Growth (Decline) from Prior Year
                         ----------------     ----------------------------------
                          1999       1998     Exchange     Operations     Total
                         -----      -----     --------     ----------     -----
Language Services:
   Instruction           $14.8      $15.8      $(0.7)       $(0.3)(2)     $(1.0)
   ELS/BOC                 0.1        0.9         --         (0.8)(3)      (0.8)
   Publishing              0.8       (0.1)        --          0.9(4)        0.9
   Franchising             0.1        0.1         --           --            --
   Overhead & Other       (5.4)      (4.5)       0.1         (1.0)(5)      (0.9)
                         -----      -----      -----        -----         -----
Total Language Services   10.4       12.2       (0.6)        (1.2)         (1.8)
Berlitz GlobalNET          1.7        1.8         --         (0.1)(6)      (0.1)
Corporate and other       (3.5)      (3.4)        --         (0.1)(7)      (0.1)
                         -----      -----      -----        -----         -----
Total                    $ 8.6      $10.6      $(0.6)(1)    $(1.4)        $(2.0)
                         =====      =====      =====        =====         =====

(Footnotes are continued on next page)

              EBITA Margin %:                            June 30,
              ---------------                   --------------------------
                                                   1999            1998
                                                -----------    -----------
              Language Services:
                 Instruction (8)                    21.2%          23.1%
                 ELS/BOC (3)                         1.0%           6.2%
                 Publishing (4)                     18.3%          (3.0)%
                 Franchising                        20.9%          13.2%
              Total Language Services               11.9%          14.0%
              Berlitz GlobalNET (9)                  6.9%           8.7%
              Total                                  7.7%           9.9%

              --------------------------

     (1) The net unfavorable foreign exchange impact is mainly attributable to the Latin American countries.
     (2) The decline in Instruction operating EBITA is due mainly to the North American region and Asia. In North America, the combined effect of decreased volume and increases in teacher salaries and rent expense led to the decline over prior year. The decline in Asia is primarily due to decreased volume and increases in advertising costs and salary expenses. The decreases in these countries were partially offset by exceptional EBITA increases in Mexico, and profitable results generated by the European countries, notably; Denmark and France.
     (3) Despite reductions in its overall costs from the prior year, ELS/BOC's EBITA and EBITA margin has decreased because the cost cutting has not been enough to cover the shortfalls in sales. In addition, an ELS joint venture in Japan consummated in October 1998 generated an EBITA loss of $0.2 million in the second quarter of 1999 due to its start-up nature.
     (4) The increased sales over prior year in Publishing combined with decreases in advertising costs, and other sundry expenses led to a profit for the quarter, compared to a loss in the prior year.
     (5) Language Service's overhead costs increased over the prior year due to increases in fixed employee costs, advertising, and travel expenses.
     (6) The decline in EBITA for Berlitz GlobalNET is due to decreases in Europe, primarily Ireland and Germany due largely to temporary lower sales volume, and Norway and Denmark due to low margin projects. These declines are partially offset by activity in France and Poland from acquisitions made in the second and fourth quarters of 1998, respectively. In the Americas, EBITA increased $0.2 million due to improved margins.
     (7) Corporate expenses rose due to increases in salary-related costs.
     (8) The reduction in Instruction's 1999 EBITA margin occurred primarily as teacher costs, rent, and advertising expenses grew faster than revenues.
     (9) GlobalNET's EBITA margin decreased due to low translation production margins in Europe, and income of $0.2 million being reported in provision for doubtful accounts in the second quarter of the prior year.

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

Interest expense on long-term debt for the three months ended June 30, 1999 decreased $2.7 million from the comparable prior year period, due to the extinguishment of debt in mid-March 1999. Interest expense on the new Convertible Debentures was $2.0 million for the second quarter of 1999. Other expense, net for the three months ended June 30, 1999 decreased by $0.7 million over the prior year, primarily due to foreign exchange gains.

The Company recorded second quarter income tax expenses of $1.8 and $1.5 million for 1999 and 1998, respectively. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

Results of Operations - Six Months Ended June 30, 1999 vs. June 30, 1998

Sales for the six months ended June 30, 1999 were $215.5 million, 1.6% above the prior year. The sales growth is primarily due to activity generated from the Language Instruction and Berlitz GlobalNET business segments, which is partially offset by reduced sales volume from ELS/BOC programs, and unfavorable foreign exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $3.4 million, sales increased from the prior year by 3.2%. The following table compares revenues by business segment for the first half of the year.

Business Segment Revenues:                 (Dollars in millions)
--------------------------  --------------------------------------------------
                                June 30,     Growth (Decline) from Prior Year
                            ---------------  ---------------------------------
                             1999     1998   Exchange(2)  Operations(1)  Total
                            ------   ------  -----------  -------------  -----
Language Services:
   Instruction              $136.3   $133.7    $ (3.1)       $  5.7      $ 2.6
   ELS/BOC                    24.9     29.0        --          (4.1)      (4.1)
   Publishing                  7.2      7.0        --           0.2        0.2
   Franchising                 0.9      0.9      (0.1)          0.1         --
   Other                       0.9      0.9        --            --         --
                            ------   ------    ------        ------      -----
Total Language Services      170.2    171.5      (3.2)          1.9       (1.3)
Berlitz GlobalNET             45.3     40.7      (0.2)          4.8        4.6
                            ======   ======    ======        ======      =====
Total                       $215.5   $212.2    $ (3.4)       $  6.7      $ 3.3
                            ======   ======    ======        ======      =====

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($3.4 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real), offset by a weaker dollar against the Japanese yen.

Within Language Services, Language Instruction sales for the 1999 first half rose 1.9% from the prior year, and excluding unfavorable exchange rate fluctuations, were 4.3% higher than in 1998. This improvement was primarily due to ARPL increases in most countries. Total lesson volume increased 1.1% from the prior year, primarily as strength in Europe and Mexico was offset by weakness in Asia and the USA. Geographically, Language Instruction revenue and lesson volume was dispersed as follows:

Language Instruction Revenue:                 (Dollars in millions)
-----------------------------  --------------------------------------------------
                                   June 30,      Growth (Decline) from Prior Year
                               ---------------   --------------------------------
                                1999     1998    Exchange  Operations     Total
                               ------   ------   --------  ----------  ----------
North America                  $ 24.2   $ 24.9   $ (0.1)   $ (0.6)      $ (0.7)(1)
Asia                             32.0     29.9      3.0      (0.9)         2.1(2)
Latin America                    23.1     26.5     (5.5)      2.1         (3.4)(3)
Europe                           57.0     52.4     (0.5)      5.1          4.6(4)
                               ======   ======   ======    ======       ======
Total revenue                  $136.3   $133.7   $ (3.1)   $  5.7       $  2.6
                               ======   ======   ======    ======       ======

-------------------------------------
(1) Decline is due to lesson volume shortfalls in the USA.
(2) Primarily reflects the effect of a weaker US dollar against the Japanese yen, which was partially offset by reduced lesson volume in Japan due to the continued poor local economic conditions.
(3) Primarily reflects the effect of a stronger dollar against all Latin America currencies, notably the Brazilian real and Mexican peso, partially offset by volume increases in Mexico and Peru and ARPL increases in Mexico.
(4) Primarily reflect improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, Poland, and Spain), as well as unfavorable exchange rate fluctuations in Israel and Poland.

Language Instruction Lesson Volume:                 (Lessons in thousands)
-----------------------------------  --------------------------------------------------
                                         June 30,      Growth (Decline) from Prior Year
                                     ----------------  --------------------------------
                                                          Number of
                                       1999    1998        lessons    Percentage
                                     -------  -------     ---------   ----------
   North America                       567.2    587.4      (20.2)      (3.4)%(1)
   Asia                                500.3    524.6      (24.3)      (4.6)%(2)
   Latin America                       656.5    637.9       18.6        2.9%(3)
   Europe                            1,288.3  1,229.4       58.9        4.8%(4)
                                     -------  -------      -----       ----
   Total lesson volume               3,012.3  2,979.3       33.0        1.1%
                                     =======  =======      =====       ====

-------------------------------------
(1) North America's volume decline primarily reflects reduced institutional training volume due to mergers and acquisitions in the petroleum and financial service sectors, as well as reduced lesson demand due to downsizing, decrease in expatriations, and the freezing of training budgets by these companies.
(2) Asia's volume has decreased due to the continued economic recession in Japan and Hong Kong.
(3) Lesson volume increased in Latin America primarily due to strong sales in Mexico, and the opening of five new language centers in the first half of 1999 in the Latin America region. Lesson volume is down in Venezuela and Argentina due to current economic recessions in these countries.
(4) Europe's volume improvement reflects continued growth in the region, with the largest increases generated by Germany, Israel, France, Poland, Spain and Italy. Both Israel and Poland had new school openings during the first half of 1999, which contributed to the improved volume.

For the first half of 1999, ARPL was $40.42, as compared to $40.37 in the comparable prior-year period. The increase reflected the favorable impact of product mix and price increases (i.e.,$1.07), partly offset by the effects of unfavorable exchange rate fluctuations ($1.02). ARPL ranged from a high of approximately $59.74 in Japan to a low of $15.38 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, ELS/BOC revenues declined 14.3% from the prior year. ELS/BOC continued to be affected by weakened Asian student enrollments due to the economic conditions in the Far East. Enrollments from Latin America are also down due to the economic instability in Venezuela and Brazil, and the increased strength of the dollar over the currencies in these countries. More aggressive pricing and agent commission structures by competitors has also adversely affected results. In addition, due to organization changes and the relocation of the ELS headquarters from Los Angeles to Princeton in the latter part of 1998, many overseas sales agents did not sell the ELS programs as aggressively in the latter months of 1998 and early part of 1999 due to perceived uncertainties with the future of ELS programs. This has impacted student arrivals during the first and second quarter of 1999. ELS/BOC has taken actions to address these problems, including filling vacant sales positions and articulating its new business plan to its agents, and monitoring overhead expenses. ELS/BOC also expects to intensify its recruitment activities, introduce an enhanced web-site, build strong brand recognition through completion of various marketing projects, and increase training and motivation of its key representatives.

Publishing revenues increased 3.7% over prior year, due to increased licensing royalty revenue. Franchising revenues remained flat with the prior year. The Company opened five ELS franchises in the first quarter of 1999, four of which are located in Taiwan, and the other in Indonesia. Berlitz Franchising opened one franchise in Mexico during the second quarter of 1999.

Berlitz GlobalNET sales, excluding the unfavorable effects of exchange rate fluctuations, rose 11.6% from 1998. Geographically, sales are above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region for the first half:

Berlitz GlobalNET Revenue:                  (Dollars in millions)
--------------------------   --------------------------------------------------
                                June 30,      Growth (Decline) from Prior Year
                             --------------   ---------------------------------
                              1999     1998      Exchange  Operations  Total
                             -----    -----      --------  ----------  -----

America                      $20.4    $18.0       $(0.1)     $ 2.5     $ 2.4(1)
Asia                           2.4      2.0         0.2        0.2       0.4
Europe                        24.6     22.5        (0.2)       2.3       2.1(2)
Inter-company eliminations    (2.1)    (1.8)       (0.1)      (0.2)     (0.3)
                             -----    -----       -----      -----     -----
Total revenue                $45.3    $40.7       $(0.2)     $ 4.8     $ 4.6
                             =====    =====       =====      =====     =====

    (1) Sales are higher than prior year in the North America due partly to large projects from the automotive industry during the second quarter of 1999, and continued strength in traditional business.
    (2) The sales increase in Europe is attributable to volume increases in Norway and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively. These increases were partially offset by sales decline in Ireland, due in part to a temporary delay of major projects by a certain client.

The total Company's cost of services and products sold as a percentage of sales was 60.7% in the 1999 first half, compared to 59.6% in the same prior year period. The higher percentage is mainly attributable to higher teacher salaries, a slight decline in GlobalNET production margins, and rent expense. Selling, general and administrative expenses as a percentage of sales were 33.7% in the first six months of 1999, compared with 31.9% in the comparable prior year period. The increase is due to higher administrative salaries, advertising and rent expense.

The total Company's EBITA for the 1999 first half was $12.2 million, or 5.6% of sales, compared to $18.2 million, or 8.6% of sales, in the same prior year period. The following table displays the comparative EBITA for the first half of the year by business segment:

Business Segment EBITA:                 (Dollars in millions)
-----------------------   --------------------------------------------------
                              June 30,      Growth (Decline) from Prior Year
                          --------------    --------------------------------
                           1999     1998    Exchange    Operations  Total
                          -----    -----    --------    ----------  -----
Language Services:
   Instruction            $26.7    $28.5    $(1.2)      $(0.6)(2)   $(1.8)
   ELS/BOC                 (0.3)     1.8       --        (2.1)(3)    (2.1)
   Publishing               0.6      0.4       --         0.2(4)      0.2
   Franchising              0.1       --       --         0.1         0.1
   Overhead & Other       (10.4)    (9.0)     0.2        (1.6)(5)    (1.4)
                          -----    -----    -----       -----       -----
Total Language Services    16.7     21.7     (1.0)       (4.0)       (5.0)
Berlitz GlobalNET           2.3      2.8     (0.1)       (0.4)(6)    (0.5)
Corporate and other        (6.8)    (6.3)      --        (0.5)(7)    (0.5)
                          -----    -----    -----       -----       -----
Total                     $12.2    $18.2    $(1.1)(1)   $(4.9)      $(6.0)
                          =====    =====    =====       =====       =====

           EBITA Margin %:                             June 30,
                                              --------------------------
                                                 1999            1998
                                              -----------    -----------
           Language Services:
              Instruction (8)                    19.6%          21.3%
              ELS/BOC (3)                        (1.1)%          6.2%
              Publishing                          7.8%           6.2%
              Franchising                         9.1%           4.6%
           Total Language Services                9.8%          12.7%
           Berlitz GlobalNET (9)                  5.1%           6.8%
           Total                                  5.6%           8.6%

           --------------------------------

     (1) The net unfavorable foreign exchange impact is attributable mainly to the Latin American countries.
     (2) The decline in Instruction operating EBITA is due mainly to the U.S. and Japan. In the U.S., the growth in rent and certain other fixed costs outpaced the growth in sales. The decline in Japan primarily is due to increases in teacher salaries, salary expenses, and rent. The decreases in these countries were partially offset by EBITA increases in Mexico, Peru, and the profitable results generated by the European countries, notably; France, Denmark, Belgium and Austria.

     (Footnotes are continued on next page)

     (3) Despite reductions in its overall costs from the prior year, ELS/BOC's EBITA and EBITA margin has decreased because the percentage decline in ELS' revenues outpaced the percentage decline of certain costs (most notably teachers' salaries, commissions and rent expense). In addition, an ELS joint venture in Japan consummated in October 1998 generated an EBITA loss of $0.5 million in the first half of 1999 due to its start-up nature.
     (4) The increase in Publishing EBITA is due to the combined effects of the increase in sales and the decrease in operating expenses.
     (5) Language Service's overhead cost increase over prior year is attributable to fixed employee costs, advertising and travel expenses.
     (6) The decline in EBITA for Berlitz GlobalNET is due to decreases in Europe and Asia, primarily Ireland and Germany, due in part to lower sales volume. These declines are is partially offset by increased activity in France and Poland from acquisitions made in the second and fourth quarters of 1998, respectively. In the Americas, EBITA increased $0.4 million over prior year due to stronger sales and improved margins.
     (7) Corporate expenses rose due to increases in salary-related costs, and other sundry expenses.
     (8) The reduction in Instruction's 1999's EBITA Margin occurred primarily as teacher costs, rent and salary related costs grew faster than revenues.
     (9) GlobalNET's EBITA margin decreased due to lower margins in certain European countries, and increases in administrative positions and rent expense.

Interest expense on long-term debt for the six months ended June 30, 1999 decreased $3.7 million from the comparable prior year period, due to the extinguishment of debt in mid-March 1999. Interest expense on the new Convertible Debentures was $2.4 million for the first half of 1999. Other income, net for the six months ended June 30, 1999 increased by $1.2 million over the prior year, primarily due to foreign exchange gains.

The Company recorded income tax expenses of $2.0 million and $1.7 million in first six months of 1999 and 1998, repectively. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

On March 11, 1999, in connection with the issuance of the Convertible Debentures and an affiliate note, the Company extinguished the long-term debt under its 1997 credit agreement (the "Bank Facility"). The Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in the first half of 1999, the Company has recorded an extraordinary loss, net of tax benefit, of approximately $2.1 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

Financial Condition

Historically, the primary source of the Company's liquidity has been the cash provided by operations; capital expenditures, working capital requirements and acquisitions (except ELS) generally have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash used in operating activities was $6.4 million for the six months ended June 30, 1999, compared with net cash provided of $19.7 million in the comparable prior period. This decline of $13.3 million primarily resulted from:
(i) an increase in accounts receivable; (ii) a reduced EBITA; (iii) the payment of year-end bonus, long-term incentive plan, and non-recurring ELS vacation/sick pay accruals; and (iv) a payment to terminate the Company's interest rate swap.

Net cash used in investing activities totaled $18.9 million for the six months ended June 30, 1999, up $7.1 million from the comparable prior year period. This increase is primarily due to an acquisition of a translation services business in the second quarter of 1999. In addition, capital expenditures for the first half of 1999 increased $2.1 million over the prior year.

Net cash provided by financing activities for the six months ended June 30, 1999 was $17.0 million, $21.6 million higher than in the prior year. This change primarily reflected the excess of the (i) net proceeds from the issuance of convertible debentures and notes payable to an affiliate over (ii) the related extinguished debt.

Other items impacting the Company's liquidity and capital resources are as follows:

o Reported within accrued expenses at June 30, 1999 were $1.4 million related to the ELS acquisition.

o On July 1, 1999, Berlitz entered into a license agreement (the "Agreement") with Children's Television Workshop ("CTW"). Pursuant to this license agreement, CTW has agreed to create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of 52 15-minute episodes which will be complemented by instruction curricula and materials developed by Berlitz. In addition, Berlitz was granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

     The Agreement, covering an initial term of five years, provides for payments to CTW of $4 million at inception and an aggregate of $6 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2 million, or an amount equal to 80% of the royalties earned by CTW under the Agreement during the fifth year of the initial term.

o As part of its CTW and general marketing efforts, Berlitz is in the process of pursuing opportunities to expand the use of the Internet for the marketing and distribution of its products and services.

o In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $7.8 million, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At June 30, 1999, in connection with this acquisition, the Company recorded $11.8 million of goodwill and $4.0 million of accrued current liabilities for transaction-related expenses and contingencies.

o On June 8, 1999, the Company's shareholders approved the Company's 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets. Based on limitations contained within the 1999 LTIP, total awards are currently expected to range from a minimum of $0 to a maximum of $7.2 million.

o On March 31, 1999, the Company entered into a new $25 million revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4.0 million of outstanding borrowings under the Revolving Facility at June 30, 1999.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at June 30, 1999, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.1 million.

o On March 11, 1999, the Company's shareholders approved the issuance of, and the Company issued, $155 million aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: a) $100 million aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55 million aggregate principal amount (the "Benesse Debentures") to Benesse Holding International, Inc. ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

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

     The Company used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness pursuant to the Bank Facility and existing notes payable to Benesse, and for general corporate purposes. The Company incurred approximately $2.8 million in deferred finance costs associated with the issuance of the Convertible Debentures and BHI Note.

At June 30, 1999, the Company's liquid assets of $28.2 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

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

State of Readiness

Overall, the Company's Year 2000 project is currently proceeding on schedule and is expected to be fully completed by September 29, 1999.

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

Recent Accounting Pronouncements

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. Based on the Company's current activities, the new standard is not expected to have a material impact on the Company's financial position or results of operations. SFAS 133 will be effective for the calendar year beginning January 1, 2001.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1998, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 68%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at June 30, 1999 were as follows:

                                Interest Payment to       Interest Receipts from
                               Financial Institution      Financial Institution
                     -----------------------------------  ------------------------
                                                          Notional            Fair Value
Effective                                       Interest   Amount   Interest  at 6/30/99
   Date    Maturity    Notional Amount (000's)    Rate     (000's)    Rate      (000's)
   ----    --------  -------------------------    ----    --------    ----      ------
  1/1/99   12/30/02   Japanese Yen  12,311,005    5.50%   $95,694     6.27%     $(646)
  1/1/99   12/31/02   German Mark       99,546    6.12%   $55,821     6.27%     $ 353
  1/4/99   12/31/02   Swiss Franc       16,131    5.72%   $11,164     6.27%     $ 182
  1/4/99   12/31/02   British Pound      4,841    6.56%   $ 7,974     6.27%     $  (7)

The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

On March 11, 1999 ("the Issue Date"), the Company issued the Convertible Debentures, consisting of the Apollo and Benesse Debentures (see Management's Discussion and Analysis - Liquidity and Capital Resources).

o The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime following 60 trading days after the third anniversary of the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

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

o The fair value of the Convertible Debentures was last estimated at the end of March, 1999. As of that date the Convertible Debentures had a estimated fair value of $142.6 million. The estimate was based on current interest rates and the Company's stock price volatility. The Company does not believe that this estimate has materially changed at June 30, 1999.

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

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual meeting of shareholders was held on June 8, 1999 for the following purposes:

        1. To elect two directors to serve one-year terms until the 2000 annual meeting of shareholders and to elect six directors to serve two-year terms until the 2001 annual meeting of shareholders;

        2. To ratify the selection by the Board of Directors of the Company of Deloitte & Touche LLP, independent accountants, to audit the Company's consolidated financial statements for 1999; and

        3. To approve the adoption of the Company's 1999 Long Term Executive Incentive Compensation Plan.

Votes representing 8,718,429 shares were cast for, and 61,353 shares were cast against or shares abstained from voting on the election of each director. Votes representing 8,779,496 shares were cast for, 105 shares were cast against, and 181 shares abstained from voting on the ratification of Deloitte & Touche LLP to audit the Company's 1999 financial statements. Votes representing 8,566,643 shares were cast for, 120,309 shares were cast against, and 194 shares abstained from voting on the approval of the Company's 1999 Long Term Executive Incentive Compensation Plan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.

    27         Financial Data Schedule, for the quarterly period ended June 30,
               1999.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BERLITZ INTERNATIONAL, INC.
                                                      (Registrant)


Date: August 16, 1999                          By: /s/ HENRY D. JAMES
                                                  ------------------------------
                                                  Henry D. James
                                                  Executive Vice President and
                                                  Chief Financial Officer