Form 10-Q
period 1999-09-30
BERLITZ INTERNATIONAL INC
filed 1999-11-15
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 1-10390
                                                -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No  [ ]
                                       -----      -----

The number of shares outstanding of the registrant's common stock, at the close of business on November 12, 1999, is 9,529,788.

                         PART I. FINANCIAL INFORMATION,
                          Item 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                (Dollars in thousands, except per share amounts)

                                                           1999         1998
                                                        ---------    ---------

Sales of services and products                          $ 119,497    $ 114,396
                                                        ---------    ---------

Costs and expenses:
   Cost of services and products sold                      71,449       65,813
   Selling, general and administrative                     37,588       36,027
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles       4,635        4,310
   Interest expense on long-term debt                          66        2,648
   Interest expense on Convertible Debentures
      with related parties                                  1,995           --
   Interest expense on notes to affiliates                    656          571
   Other expense, net                                         472          566
                                                        ---------    ---------
      Total costs and expenses                            116,861      109,935
                                                        ---------    ---------

Income before income taxes, minority
   interest in earnings of subsidiary, and
   extraordinary item                                       2,636        4,461

Income tax expense                                          3,533        3,490
Minority interest in earnings
   of subsidiaries                                             57           48
                                                        ---------    ---------

(Loss) income before extraordinary item                      (954)         923

Extraordinary loss from extinguishment
    of debt                                                     9           --
                                                        ---------    ---------

Net (loss) income                                       $    (963)   $     923
                                                        =========    =========

(Loss) income per share - basic and diluted:
   (Loss) income before extraordinary item              $   (0.10)   $    0.10
   Extraordinary loss                                          --           --
                                                        ---------    ---------
   (Loss) income per share                              $   (0.10)   $    0.10
                                                        =========    =========

Average number of shares outstanding (000's)                9,530        9,530
                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                (Dollars in thousands, except per share amounts)

                                                             1999         1998
                                                        ---------    ---------

Sales of services and products                          $ 335,041    $ 326,561
                                                        ---------    ---------

Costs and expenses:
   Cost of services and products sold                     200,467      190,211
   Selling, general and administrative                    111,946      105,607
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles      13,357       12,925
   Interest expense on long-term debt                       1,939        8,265
   Interest expense on Convertible Debentures
      with related parties                                  4,430           --
   Interest expense on notes to affiliates                  1,892        1,662
   Other (income) expense, net                               (413)         917
                                                        ---------    ---------
      Total costs and expenses                            333,618      319,587
                                                        ---------    ---------

Income before income taxes, minority
   interest in (loss) earnings of subsidiary, and
   extraordinary item                                       1,423        6,974

Income tax expense                                          5,506        5,174
Minority interest in (loss) earnings
   of subsidiaries                                           (122)         154
                                                        ---------    ---------

(Loss) income before extraordinary item                    (3,961)       1,646

Extraordinary loss from extinguishment of
   debt, net of income tax benefit of $44                   2,153           --
                                                        ---------    ---------

Net (loss) income                                       $  (6,114)   $   1,646
                                                        =========    =========

(Loss) income per share - basic and diluted:
   (Loss) income before extraordinary item              $   (0.42)   $    0.17
   Extraordinary loss                                       (0.22)          --
                                                        ---------    ---------
   (Loss) income per share                              $   (0.64)   $    0.17
                                                        =========    =========

Average number of shares outstanding (000's)                9,530        9,530
                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                (Unaudited)
                                                                September 30,  December 31,
                                                                      1999           1998
                                                                 ---------      ---------
ASSETS
Current assets:
Cash and temporary investments                                   $  29,304      $  25,327
Accounts receivable, less allowance for
  doubtful accounts of $3,067 and $2,295                            51,576         46,650
Unbilled receivables                                                14,698          6,873
Inventories, net                                                    10,134         11,606
Prepaid expenses and other current assets                            7,595          7,965
                                                                 ---------      ---------
  Total current assets                                             113,307         98,421
Property and equipment, net of accumulated
  depreciation of $31,096 and $25,530                               45,940         41,144
Publishing rights, net of accumulated amorti-
  zation of $5,863 and $5,203                                       16,122         16,782
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $88,315 and $75,573           486,064        486,232
Other assets                                                        33,844         20,882
                                                                 ---------      ---------
  Total assets                                                   $ 695,277      $ 663,461
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                $   1,009      $  20,135
Accounts payable                                                     7,937         10,228
Deferred revenues                                                   46,872         41,603
Payrolls and commissions                                            17,045         15,079
Income taxes payable                                                 1,906            365
Due to affiliates                                                      643             --
Accrued expenses and other current liabilities                      24,470         18,307
                                                                 ---------      ---------
  Total current liabilities                                         99,882        105,717
Long-term debt                                                       6,260        129,387
Convertible debentures with related parties                        155,000             --
Notes payable to affiliates                                         50,000         42,755
Other liabilities                                                   28,308         20,333
Minority interest                                                   10,148         10,283
                                                                 ---------      ---------
  Total liabilities                                                349,598        308,475
                                                                 ---------      ---------

Shareholders' equity:
Common stock                                                         1,003          1,003
Additional paid-in capital                                         372,518        372,518
(Accumulated deficit) retained earnings                             (1,541)         4,574
Treasury stock at cost                                              (6,361)        (6,361)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                (19,940)       (16,748)
                                                                 ---------      ---------
  Total shareholders' equity                                       345,679        354,986
                                                                 ---------      ---------
  Total liabilities and shareholders' equity                     $ 695,277      $ 663,461
                                                                 =========      =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Three months ended September 30,
                                                           1999          1998
                                                         -------       -------
Net (loss) income                                        $  (963)      $   923

Other comprehensive income, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                  4,956         5,002
                                                         -------       -------

Comprehensive income                                     $ 3,993       $ 5,925
                                                         =======       =======

The tax benefit allocated to each component of other comprehensive income is as follows:

Foreign currency items                                   $ 1,006       $   347
                                                         =======       =======

                                                      Nine months ended September 30,
                                                           1999          1998
                                                         -------       -------

Net (loss) income                                        $(6,114)      $ 1,646

Other comprehensive (loss) income, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                 (3,192)        2,196
                                                         -------       -------

Comprehensive (loss) income                              $(9,306)      $ 3,842
                                                         =======       =======

The tax expense allocated to each
component of other comprehensive loss is as follows:

Foreign currency items                                   $  (179)      $  (600)
                                                         =======       =======

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (Dollars in thousands)

                                                                           1999         1998
                                                                        ---------    ---------
Cash flows from operating activities:
   Net (loss) income                                                    $  (6,114)   $   1,646
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Depreciation and amortization                                         21,688       20,337
     Other (primarily provision for bad debts and foreign
      exchange gains)                                                         670        1,711
     Changes in operating assets and liabilities                           (2,704)       9,442
                                                                        ---------    ---------
       Net cash provided by operating activities                           13,540       33,136
                                                                        ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                                   (15,051)     (12,925)
   Acquisitions of businesses                                             (11,259)      (3,347)
                                                                        ---------    ---------
       Net cash used in investing activities                              (26,310)     (16,272)
                                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of Convertible Debentures                       155,000           --
   Proceeds from issuance of note payable to affiliate                     50,000           --
   Net borrowings under revolving credit facility                           4,000        4,000
   Proceeds from long-term debt                                               849           --
   Repayment of long-term debt                                           (147,113)     (12,763)
   Repayment of notes to affiliates                                       (42,366)          --
   Payment of deferred finance costs                                       (2,782)        (177)
                                                                        ---------    ---------
       Net cash provided by (used in) financing activities                 17,588       (8,940)
                                                                        ---------    ---------

Effect of exchange rate changes on cash and
  temporary investments                                                      (841)         242
                                                                        ---------    ---------

Net increase in cash and temporary investments                              3,977        8,166
Cash and temporary investments, beginning of period                        25,327       26,665
                                                                        ---------    ---------

Cash and temporary investments, end of period                           $  29,304    $  34,831
                                                                        =========    =========

Supplemental disclosures of cash flow information: Cash payments for:
         Interest                                                       $   7,025    $   8,076
                                                                        =========    =========
         Income taxes                                                   $   4,569    $   6,451
                                                                        =========    =========
  Cash refunds of income taxes                                          $     468    $     669
                                                                        =========    =========

See accompanying Notes to the Consolidated Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.   General

     The Consolidated Financial Statements of Berlitz International, Inc. (the "Company" or "Berlitz") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1998 Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission.

     Reclassifications

     Certain reclassifications have been made in the prior years' financial statements and notes to conform with the 1999 presentation.

2.   Long-Term Debt

     Long-term debt consists of the following:

                                                    September 30,   December 31,
                                                             1999           1998
                                                   --------------  -------------
         Term Loan                                 $           --  $      98,250
         Revolving credit facility                          4,000         48,000
         Other                                              3,269          3,272
                                                   --------------  -------------
             Total                                          7,269        149,522
         Less current maturities                            1,009         20,135
                                                   --------------  -------------
             Long-term debt                        $        6,260  $     129,387
                                                   ==============  =============

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

     On March 31, 1999, the Company entered into a new $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from .125% to .20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4,000 in outstanding borrowings under the Revolving Facility at September 30, 1999. The average interest rate on outstanding borrowings under the revolving facility for the period ending September 30, 1999 was approximately 5.9%.

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

5.   Extraordinary Loss

     On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Bank Facility, the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. As a consequence of the debt extinguishment, the Company has recorded an extraordinary loss, net of tax benefit, of $2,153, consisting primarily of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

6.   Other (Income) Expense, net

                                              Three months      Three months
                                            Sept. 30, 1999    Sept. 30, 1998
                                            --------------    --------------

Interest income on temporary investments            $(173)            $(200)
Foreign exchange losses, net                          251               567
Other non-operating taxes                              81               165
Loss on disposal of fixed assets                      239                37
Other investment expense (income), net                 39               (80)
Other expense, net                                     35                77
                                                    -----             -----
     Total other expense, net                       $ 472             $ 566
                                                    =====             =====

                                               Nine months       Nine months
                                            Sept. 30, 1999    Sept. 30, 1998
                                            --------------    --------------

Interest income on temporary investments            $(430)            $(510)
Foreign exchange (gains) losses, net                 (951)              782
Other non-operating taxes                             312               272
Loss on disposal of fixed assets                      361               244
Other investment expense (income), net                 53              (104)
Other expense, net                                    242               233
                                                    -----             -----
     Total other (income) expense, net              $(413)            $ 917
                                                    =====             =====

7.   Earnings (Loss) Per Share

     Reconciliations between Basic and Diluted earnings (loss) per share ("EPS") computations for "income (loss) before extraordinary item" for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                           Weighted
                                                            average
                                                             number
                                             (Loss)       of shares    Per-share
                                             Income     outstanding       amount
                                           --------     -----------    ---------
Three months ended September 30, 1999:
--------------------------------------
Basic EPS:
  Loss before extraordinary item           $  (954)           9,530       $(0.10)
Effect of dilutive securities:
  Stock options                                 --               --           --
                                           -------          -------       ------
Diluted EPS:
  Loss before extraordinary item           $  (954)           9,530       $(0.10)
                                           =======          =======       ======

Three months ended September 30, 1998:
--------------------------------------
Basic EPS:
  Income before extraordinary item         $   923            9,530       $ 0.10
Effect of dilutive securities:
  Stock options                                 --               28           --
                                           -------          -------       ------
Diluted EPS:
  Income before extraordinary item         $   923            9,558       $ 0.10
                                           =======          =======       ======


Nine months ended September 30, 1999:
-------------------------------------
Basic EPS:
  Loss before extraordinary item           $(3,961)           9,530       $(0.42)
Effect of dilutive securities:
  Stock options                                 --               --           --
                                           -------          -------       ------
Diluted EPS:
  Loss before extraordinary item           $(3,961)           9,530       $(0.42)
                                           =======          =======       ======

Nine months ended September 30, 1998:
-------------------------------------
Basic EPS:
  Income before extraordinary item         $ 1,646            9,530       $ 0.17
Effect of dilutive securities:
  Stock options                                 --               27           --
                                           -------          -------       ------
Diluted EPS:
  Income before extraordinary item         $ 1,646            9,557       $ 0.17
                                           =======          =======       ======

8.   Stock Option and Incentive Plans

     In 1999, the Company paid $2,855 in awards under its 1996 New Long-Term Executive Incentive Compensation Plan.

     In June 1999, the Company's shareholders approved the adoption of the Berlitz 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards (currently expected to range from $0 to $7,200 in the aggregate) to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three-year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets for payments under it. For the three and nine months ended September 30, 1999, the Company recorded $92 and $275, respectively, in expense related to the 1999 LTIP.

9.   Acquisitions of businesses

     In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $7,750, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At September 30, 1999, in connection with this acquisition, the Company's accounts reflected $12,100 of goodwill and $3,700 of accrued current liabilities for transaction-related expenses and contingencies.

     The Company made several other acquisitions during the first nine months, none of which were material.

10.  Commitments

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

     The Agreement, covering an initial term of five years, provides for payments to CTW of $4,000 at inception and an aggregate of $6,000 in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4,000 payment at inception may be applied against future royalties due in excess of the minimum guarantee. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2,000, from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2,000, or an amount equal to 80% of the royalties earned by CTW during the fifth year of the initial term. Berlitz has recorded the commitment of $6,000 within "Other liabilities," and a deferred asset of $10,000 within "Other assets."

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

     The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                     Three Months ended        Nine Months ended
                                                       September 30,             September 30,
                                                     ------------------        ------------------
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Revenues:
  Revenues from external customers:
     Language Services:
       Instruction                                $  68,834    $  64,956    $ 205,098    $ 198,623
       ELS/BOC                                       20,072       23,318       44,948       52,354
       Publishing                                     3,033        4,406       10,247       11,360
       Franchising                                      306           52        1,015          652
       Cross Cultural                                   725          700        1,957        1,882
       Other                                              1          (11)          (1)           0
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         92,971       93,421      263,264      264,871
     Berlitz GlobalNET                               26,526       20,975       71,777       61,690
                                                  ---------    ---------    ---------    ---------
       Total external revenues                      119,497      114,396      335,041      326,561
                                                  ---------    ---------    ---------    ---------

  Intersegment revenues:
     Language Services:
       Instruction                                       --            9           --           25
       Franchising                                       35           96          274          443
                                                  ---------    ---------    ---------    ---------
     Total Language Services                             35          105          274          468
     Berlitz GlobalNET                                  102            3          146           16
                                                  ---------    ---------    ---------    ---------
       Total  intersegment revenues                     137          108          420          484
                                                  ---------    ---------    ---------    ---------

  Total revenues for reportable segments            119,634      114,504      335,461      327,045
  Elimination of intersegment revenues                 (137)        (108)        (420)        (484)
                                                  ---------    ---------    ---------    ---------
     Total consolidated revenues                  $ 119,497    $ 114,396    $ 335,041    $ 326,561
                                                  =========    =========    =========    =========

(Loss) income before taxes, minority interest,
and extraordinary item:
Operating Profit:
  Segment EBITA:
     Language Services:
       Instruction                                $  12,996    $  12,848    $  39,654    $  41,345
       ELS/BOC                                        2,946        4,135        2,682        5,924
       Publishing                                        35          738          598        1,172
       Franchising                                      124         (207)         210         (162)
       Cross Cultural                                   165          212          403          503
       Language Service overhead expenses and
        other                                        (4,896)      (4,530)     (15,456)     (13,866)
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         11,370       13,196       28,091       34,916
     Berlitz GlobalNET                                2,192        2,440        4,481        5,218
     General corporate HQ expenses                   (3,102)      (3,080)      (9,944)      (9,391)
                                                  ---------    ---------    ---------    ---------
   Total EBITA                                       10,460       12,556       22,628       30,743
                                                  ---------    ---------    ---------    ---------

   Amortization of publishing rights, excess of
     cost over net assets acquired, and other
     intangibles:
     Language Services:
       Instruction                                   (2,567)      (2,518)      (7,638)      (7,590)
       ELS/BOC                                       (1,356)      (1,349)      (4,051)      (4,045)
       Publishing                                      (100)         (99)        (299)        (299)
       Cross Cultural                                    (3)          (2)          (8)          (8)
                                                  ---------    ---------    ---------    ---------
     Total Language Services                         (4,026)      (3,968)     (11,996)     (11,942)
     Berlitz GlobalNET                                 (609)        (342)      (1,361)        (983)
                                                  ---------    ---------    ---------    ---------
     Total intangible amortization                   (4,635)      (4,310)     (13,357)     (12,925)
                                                  ---------    ---------    ---------    ---------

Total operating profit                                5,825        8,246        9,271       17,818
Interest expense on long-term debt                      (66)      (2,648)      (1,939)      (8,265)
Interest expense on Convertible Debentures           (1,995)          --       (4,430)          --
Interest expense to affiliates                         (656)        (571)      (1,892)      (1,662)
Other income (expense), net                            (472)        (566)         413         (917)
                                                  ---------    ---------    ---------    ---------
Total consolidated income (loss) before taxes,
minority interest, and extraordinary item         $   2,636    $   4,461    $   1,423    $   6,974
                                                  =========    =========    =========    =========

Assets:                                            September 30,   December 31,
                                                      1999             1998
                                                   -------------   ------------
     Language Services:
       Instruction                                   $430,949       $426,818
       ELS/BOC                                        108,806        111,980
       Publishing                                      25,066         23,982
       Franchising                                      6,997          6,553
       Other                                           11,691            (62)
                                                     --------       --------
     Total Language Services                          583,509        569,271
     Berlitz GlobalNET                                102,403         85,193
     General corporate                                 14,914         13,495
     Eliminations of intersegment receivables          (5,549)        (4,498)
                                                     --------       --------
       Total consolidated assets                     $695,277       $663,461
                                                     ========       ========

                                    Three Months ended Sept. 30,   Nine Months ended Sept. 30,
                                    ----------------------------   ---------------------------
                                         1999      1998                   1999      1998
                                         ----      ----                   ----      ----
Depreciation:
  Language Services:
     Instruction                       $ 1,300   $ 1,230                $ 3,752   $ 3,520
     ELS/BOC                               251       254                    741       711
     Publishing                            469       376                  1,310       869
     Franchising                             4         5                     14        20
     Language Service overhead and
      other                                121       109                    358       332
                                       -------   -------                -------   -------
  Total Language Services                2,145     1,974                  6,175     5,452
  Berlitz GlobalNET                        612       520                  1,653     1,547
  General corporate                        210       148                    503       412
                                       -------   -------                -------   -------
     Total consolidated depreciation   $ 2,967   $ 2,642                $ 8,331   $ 7,411
                                       =======   =======                =======   =======

Capital expenditures:
  Language Services:
     Instruction                       $ 3,293   $ 2,295                $10,344   $ 7,923
     ELS/BOC                                96       194                    673       479
     Publishing                            521       356                  1,891     1,857
     Franchising                             2        --                     32        --
                                       -------   -------                -------   -------
  Total Language Services                3,912     2,845                 12,940    10,259
  Berlitz GlobalNET                        235     1,361                    901     2,133
  General corporate                        339       213                  1,210       533
                                       -------   -------                -------   -------
     Total consolidated capital
       expenditures                    $ 4,486   $ 4,419                $15,051   $12,925
                                       =======   =======                =======   =======

The following tables present certain information about the geographic areas in which the Company operates:

                                          Three Months ended            Nine Months ended
                                             September 30,                September 30,
                                        ----------------------       ----------------------
                                          1999          1998           1999          1998
                                          ----          ----           ----          ----
Revenues from external customers:
  United States                         $ 42,616      $ 48,456       $111,223      $121,343
  Japan                                   19,526        13,808         51,770        42,757
    Germany                               10,192        10,795         31,703        30,378
    Ireland                                7,266         5,042         17,798        18,724
  France                                   4,863         4,328         15,606        12,397
    Brazil                                 3,814         5,402         10,679        16,104
  Other foreign countries                 31,220        26,565         96,262        84,858
                                        --------      --------       --------      --------
     Total                              $119,497      $114,396       $335,041      $326,561
                                        ========      ========       ========      ========

                                           Three Months ended        Nine Months ended
                                               Sept. 30,                 Sept. 30,
                                           1999         1998         1999         1998
                                           ----         ----         ----         ----
Operating (loss) profit:
  EBITA :
     United States                      $   5,355    $   8,760    $  10,834    $  16,099
     Japan                                  3,152        1,563        5,002        4,570
     Germany                                  862        1,474        3,320        4,130
     Ireland                                  753          592        1,030        1,623
     France                                   325          135        1,373          544
     Brazil                                   465          825        1,369        2,432
     Other foreign countries                3,679        3,258       12,938       13,482
     General corporate expenses            (4,131)      (4,051)     (13,238)     (12,137)
                                        ---------    ---------    ---------    ---------
       Total EBITA                         10,460       12,556       22,628       30,743
                                        ---------    ---------    ---------    ---------

  Amortization of publishing rights,
   excess of cost over net assets
   acquired, and other intangibles:
     United States                         (3,895)      (3,583)     (11,182)     (10,746)
     Japan                                   (357)        (278)      (1,017)        (872)
     Germany                                  (66)         (65)        (195)        (193)
     Ireland                                  (12)         (13)         (36)         (61)
     France                                   (70)         (74)        (216)        (150)
     Brazil                                   (16)         (16)         (48)         (48)
     Other foreign countries                 (219)        (281)        (663)        (855)
                                        ---------    ---------    ---------    ---------
       Total  intangible amortization      (4,635)      (4,310)     (13,357)     (12,925)
                                        ---------    ---------    ---------    ---------

  Intercompany royalties:
     United States                          5,031        3,881       12,614       11,648
     Japan                                 (2,469)      (1,193)      (3,992)      (3,159)
     Germany                                 (369)        (360)      (1,184)      (1,109)
     Ireland                                 (363)        (249)        (888)        (927)
     France                                  (243)        (315)        (775)        (808)
     Other foreign countries               (1,587)      (1,764)      (5,775)      (5,645)
                                        ---------    ---------    ---------    ---------
       Total intercompany royalties            --           --           --           --
                                        ---------    ---------    ---------    ---------

Total operating profit                  $   5,825    $   8,246    $   9,271    $  17,818
                                        =========    =========    =========    =========

Long lived assets:                     Property &
                                        Equipment     Other       Intangible
                                           net        Assets*       Assets       Total
                                        ---------    ---------    ---------    ---------
September 30, 1999:
  United States                         $  10,565    $   8,165    $ 402,089    $ 420,819
  Japan                                    10,092           86       51,343       61,521
    Germany                                 3,274           --        8,608       11,882
  France                                    1,851           --        6,349        8,200
    Brazil                                  2,787           --        2,097        4,884
    Ireland                                   920            1        1,603        2,524
  Other foreign countries                  11,526          265       28,501       40,292
  General corporate and HQ                  4,925       13,923        1,596       20,444
                                        ---------    ---------    ---------    ---------
     Total                              $  45,940    $  22,440    $ 502,186    $ 570,566
                                        =========    =========    =========    =========

December 31, 1998:
  United States                         $   8,414    $   7,335    $ 402,507    $ 418,256
  Japan                                     8,685           97       49,165       57,947
  Germany                                   3,008           --        9,443       12,451
  France                                    1,783           --        7,192        8,975
  Brazil                                    3,250           --        2,145        5,395
  Ireland                                   1,562          151        1,793        3,506
  Other foreign countries                  10,533          192       29,173       39,898
  General corporate                         3,909        2,557        1,596        8,062
                                        ---------    ---------    ---------    ---------
     Total                              $  41,144    $  10,332    $ 503,014    $ 554,490
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

Results of Operations - Quarter Ended September 30, 1999 vs. September 30, 1998

Sales for the quarter ended September 30, 1999 were $119.5 million, 4.5% above the prior year. This rise was primarily due to increases in operating activity for Language Instruction and Berlitz GlobalNET, partially offset by reduced revenues for ELS/BOC and Publishing. Excluding the effects of unfavorable exchange rate fluctuations of $0.9 million, sales increased from the prior year by 5.3%. The following table compares revenues by business segment for the third quarter.

Business Segment Revenues:                       (Dollars in millions)
                              ---------------------------------------------------------
                                 September 30,       Growth (Decline) from Prior Year
                              ------------------   ------------------------------------
                               1999        1998    Exchange(2)   Operations(1)    Total
                              ------      ------   -----------   -------------   ------
Language Services:
   Instruction                $ 68.8      $ 65.0     $ (0.4)       $  4.2        $  3.8
   ELS/BOC                      20.1        23.3         --          (3.2)         (3.2)
   Publishing                    3.0         4.4       (0.1)         (1.3)         (1.4)
   Franchising                   0.3         0.1         --           0.2           0.2
   Other                         0.8         0.6        0.1           0.1           0.2
                              ------      ------     ------        ------        ------
Total Language Services         93.0        93.4       (0.4)          0.0          (0.4)
Berlitz GlobalNET               26.6        21.0       (0.5)          6.1           5.6
Eliminations                    (0.1)         --         --          (0.1)         (0.1)
                              ------      ------     ------        ------        ------
Total                         $119.5      $114.4     $ (0.9)       $  6.0        $  5.1
                              ======      ======     ======        ======        ======

----------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($0.9 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real) and all

    European currencies, offset by a weaker dollar against the Japanese yen.

Within Language Services, Language Instruction sales for the 1999 third quarter rose 6.0% from the prior year, and excluding unfavorable exchange rate fluctuations, were 6.6% higher than in 1998. This improvement was primarily due to average revenue per lesson ("ARPL") increases in most countries and higher lesson volume in Japan, Germany, Israel, Mexico and France. Total lesson volume increased 1.8% from the prior year, primarily as strength in Asia and Europe was offset by weakness in North America. Geographically, Language Instruction revenue and lesson volume was dispersed as follows:

Language Instruction
Revenue:                                  (Dollars in millions)
                       ---------------------------------------------------------
                        September 30,         Growth (Decline) from Prior Year
                       ---------------      ------------------------------------
                        1999      1998      Exchange    Operations     Total
                       -----     -----      --------    ----------     -----
North America          $12.4     $13.2       $ 0.1        $(0.9)       $(0.8)(1)
Asia                    19.4      14.3         3.6          1.5          5.1(2)
Latin America           12.4      13.8        (2.7)         1.3         (1.4)(3)
Europe                  24.6      23.7        (1.4)         2.3          0.9(4)
                       -----     -----       -----        -----        -----
Total revenue          $68.8     $65.0       $(0.4)       $ 4.2        $ 3.8
                       =====     =====       =====        =====        =====

-------------------------------------
(1) Decline was due to lesson volume shortfalls in the USA.
(2) Primarily reflected the effect of a weaker US dollar against the Japanese yen, as well as increased lesson volume in Japan due to a special sales campaign.
(3) Primarily reflected the effect of a stronger dollar against the Brazilian real, partially offset by volume and ARPL increases in Mexico.
(4) Primarily reflected improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, and Poland), partly offset by a strengthened dollar against all European currencies.

Language Instruction
Lesson Volume:                      (Lessons in thousands)
                      ---------------------------------------------------
                        September 30,    Growth (Decline) from Prior Year
                      -----------------  --------------------------------
                                           Number of
                       1999      1998       lessons          Percentage
                      -------   -------    ---------         ----------

North America           273.2     299.4       (26.2)           (8.8)%(1)
Asia                    291.0     267.7        23.3             8.7% (2)
Latin America           359.2     355.2         4.0             1.1% (3)
Europe                  534.8     509.5        25.3             5.0% (4)
                      -------   -------     -------
Total lesson volume   1,458.2   1,431.8        26.4             1.8%
                      =======   =======     =======

-------------------------------------
(1) North America's volume decline continued to primarily reflect reduced institutional training volume in the petroleum and financial service sectors, and a decrease in expatriations; Hurricane Floyd was estimated to account for approximately 3.0 lessons of the lesson shortfall.

(Footnotes are continued on next page)

(2) Asia's volume improved largely due to a special summer sales campaign in Japan.
(3) Lesson volume increased in Latin America primarily due to strong sales in Mexico, Peru, Uruguay and Puerto Rico. Lesson volume was down in Chile, Colombia, Venezuela and Argentina due to difficult economic environments in these countries.
(4) Europe's volume improvement reflected continued demand for Berlitz services, with the largest increases generated by Israel, Germany, France, and Poland.

For the third quarter of 1999, ARPL was $41.14, as compared to $40.51 in the comparable prior-year period. Excluding the unfavorable impact of exchange rate fluctuations of ($0.40), ARPL increased over prior year by $1.02. ARPL ranged from a high of approximately $61.76 in Japan to a low of $15.10 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, combined ELS/BOC revenues for the third quarter declined 13.9% from the prior year. The strong U.S. dollar and economic instability in Latin America caused mixed results within the region (for example, decreased student applications from Brazil but increased student applications from Colombia). Despite this, overall worldwide student applications showed some positive trends, most notably in Korea and Taiwan. To bolster revenues, major sales and promotional activities are underway to inform new and existing sales agents about the new consolidated ELS Language Centers network that includes an extensive choice of centers in all major geographic regions within the United States. Further, ELS has and continues to disseminate information and collateral materials to its sales agents announcing new programs and pricing for the year 2000. In addition, a major website project was initiated to support agent sales, as well as direct marketing and relationship marketing efforts.

Publishing revenues were $1.4 million, or 31.2%, below the prior year. The prior year's quarter benefited from a large sale to a German distributor. Franchising revenues more than doubled from the prior year. During the quarter, the Company opened one Berlitz language center in each of France and Japan and six Berlitz franchises opened.

Berlitz GlobalNET sales, excluding the effects of exchange rate fluctuations, rose 29.4% from 1998. Geographically, sales are above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region for the third quarter:

Berlitz GlobalNET Revenue:                         (Dollars in millions)
                             --------------------------------------------------------------
                                    September 30,          Growth (Decline) from Prior Year
                             --------------------------    --------------------------------
                                   1999     1998           Exchange   Operations     Total
                                   ----     ----            -----       -----        -----
America                           $11.9    $11.3            $  --       $ 0.6       $ 0.6(1)
Asia                                1.8      1.2              0.2         0.4         0.6(2)
Europe                             14.5     10.2             (0.8)        5.1         4.3(3)
Inter-company eliminations         (1.6)    (1.7)             0.1          --         0.1
                                  -----    -----            -----       -----       -----
Total revenue (4)                 $26.6    $21.0            $(0.5)      $ 6.1       $ 5.6
                                  =====    =====            =====       =====       =====

(1) North America's increase primarily reflected results generated by a business acquired in June 1999, partially offset by lower volume due to the timing of projects in the automotive industry.
(2) Asia's increase reflected improved volume in Japan, as well as the results of an acquired business.
(3) The sales increase in Europe was attributable to volume increases in Ireland, Norway and France, and sales from acquisitions made in Poland in the fourth quarter of 1998. The volume increases reflect the influx of major projects which were delayed from prior quarters.
(4) Many clients, as well as prospective clients, have delayed projects scheduled for 1999 due to the uncertainty of buyer behavior related to Year 2000 issues, waiting to release new products until after the new year. This has had a negative effect on third and anticipated fourth quarter production volumes.

The total Company's cost of services and products sold as a percentage of sales was 59.8% in the 1999 third quarter, compared to 57.5% in the same prior year period. The higher percentage is mainly attributable to higher teacher costs, lower GlobalNET production margins, an increase in the provision for doubtful accounts, and higher rent over the prior year. Selling, general and administrative expenses as a percentage of sales were 31.5% in the 1999 third quarter, flat with the comparable prior year period, primarily as higher administrative salaries and related costs were offset by reduced sales commissions for ELS/BOC.

The Company's total EBITA* for the 1999 third quarter was $10.5 million, or 8.8% of sales, compared to $12.6 million, or 11.0% of sales, in the same prior year period. The following table displays the comparative third quarter EBITA by business segment:

Business Segment EBITA:                   (Dollars in millions)
                            ----------------------------------------------------
                              September 30,     Growth (Decline) from Prior Year
                            ----------------    --------------------------------
                             1999     1998       Exchange  Operations   Total
                            -----    -----       --------  ----------   -----
Language Services:
   Instruction              $13.0    $12.8        $ 0.1      $ 0.1(1)   $ 0.2
   ELS/BOC                    2.9      4.1           --       (1.2)(2)   (1.2)
   Publishing                  --      0.7           --       (0.7)(3)   (0.7)
   Franchising                0.1     (0.2)          --        0.3        0.3
   Overhead & Other          (4.6)    (4.2)         0.1       (0.5)(4)   (0.4)
                            -----    -----        -----      -----      -----
Total Language Services      11.4     13.2          0.2       (2.0)      (1.8)
Berlitz GlobalNET             2.2      2.4         (0.1)      (0.1)(5)   (0.2)
Corporate and other          (3.1)    (3.0)          --       (0.1)      (0.1)
                            -----    -----        -----      -----      -----
Total                       $10.5    $12.6        $ 0.1      $(2.2)     $(2.1)
                            =====    =====        =====      =====      =====

(Footnotes, including "*", are continued on next page)

           EBITA Margin %:                        September 30,
                                            ------------------------
                                              1999           1998
                                            ---------     ----------
           Language Services:
              Instruction (6)                 18.9%          19.8%
              ELS/BOC (2)                     14.7%          17.7%
              Publishing (3)                   1.2%          16.8%
              Franchising                     36.3%        (140.0)%
           Total Language Services            12.2%          14.1%
           Berlitz GlobalNET (5)               8.2%          11.6%
           Total                               8.8%          11.0%

----------

(1) The flat Instruction operating EBITA was primarily affected by weakness in the North American region, certain Latin American countries, and Poland. In North America, the combined effect of decreased volume and increases in teacher salaries, rent expense, administrative salaries and bad debt expense led to a decline over prior year. In Latin America, economic instability in Argentina, Brazil, Colombia and Venezuela led to EBITA declines in these countries. In Poland, the quarter's EBITA was negatively impacted by new legislation on teachers' social security.
(2) Despite reductions in its overall costs from the prior year, ELS/BOC's EBITA and EBITA margin decreased because cost cutting did not cover the shortfalls in sales. In addition, an ELS joint venture in Japan consummated in October 1998 generated an EBITA loss of $0.3 million in the third quarter of 1999 due to its start-up nature.
(3) Publishing's 1998 EBITA and EBITA margin benefited from certain items (including a large sale to a German distributor, and a bad debt recovery) which were absent in 1999.
(4) Language Service's overhead costs increased over the prior year due to increases in advertising and certain administrative expenses.
(5) Berlitz GlobalNET's flat EBITA and reduced EBITA margin was impacted by breakeven EBITA for a June 1999 acquisition as it was integrated into the Company. Implementation of organizational changes at this acquisition have built a base for future margin improvements. Overall EBITA was also adversely affected by temporary operational and administrative inefficiencies associated with the implementation of new systems at the Company's Washington D.C. location; such implementation is now substantially complete.
(6) The reduction in Instruction's 1999 EBITA margin occurred primarily as teacher costs, rent, and provision for doubtful accounts grew faster than revenues.

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

On March 11, 1999, in connection with the issuance of the Convertible Debentures and an affiliate note, the Company extinguished the long-term debt under its 1997 credit agreement (the "Bank Facility"). As a result of these transactions, the Company's combined interest expense on long-term debt and convertible debentures for the third quarter of 1999 decreased $0.6 million from the comparable prior year period, due principally to a reduced effective interest rate.

The Company recorded third quarter income tax expenses of $3.5 million in both 1999 and 1998. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

Results of Operations - Nine Months Ended September 30, 1999 vs. September 30, 1998

Sales for the nine months ended September 30, 1999 were $335.0 million, 2.6% above the prior year. The sales growth was primarily due to activity generated from the Language Instruction and Berlitz GlobalNET business segments, which was partially offset by reduced sales volume from ELS/BOC programs, and unfavorable foreign exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $4.4 million, sales increased from the prior year by 3.9%. The following table compares revenues by business segment for the first nine months of the year.

Business Segment
Revenues:                                     (Dollars in millions)
                          --------------------------------------------------------------
                             September 30,           Growth (Decline) from Prior Year
                          ------------------      --------------------------------------
                           1999        1998       Exchange(2)   Operations(1)      Total
                          ------      ------      -----------   -------------      -----
Language Services:
   Instruction            $205.1      $198.6        $(3.6)         $10.1           $ 6.5
   ELS/BOC                  44.9        52.4         (0.1)          (7.4)           (7.5)
   Publishing               10.2        11.4         (0.1)          (1.1)           (1.2)
   Franchising               1.3         1.1           --            0.2             0.2
   Other                     1.8         1.4          0.2            0.2             0.4
                          ------      ------        -----          -----           -----
Total Language Services    263.3       264.9         (3.6)           2.0            (1.6)
Berlitz GlobalNET           71.9        61.7         (0.7)          10.9            10.2
Eliminations                (0.2)         --         (0.1)          (0.1)           (0.2)
                          ------      ------        -----          -----           -----
Total                     $335.0      $326.6        $(4.4)         $12.8           $ 8.4
                          ======      ======        =====          =====           =====

----------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($4.4 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real) and all

    European currencies, offset by a weaker dollar against the Japanese yen.

Within Language Services, Language Instruction sales for the first nine months of 1999 rose 3.2% from the prior year, and excluding unfavorable exchange rate fluctuations, were 5.0% higher than in 1998. This improvement was primarily due to ARPL increases in most countries. Total lesson volume increased 1.3% from the prior year, primarily as strength in Germany, France, Mexico and Israel was offset by weakness in Asia and the USA.

Geographically, Language Instruction revenue and lesson volume was dispersed as follows:

Language Instruction
Revenue:                              (Dollars in millions)
                     ---------------------------------------------------------
                       September 30,         Growth (Decline) from Prior Year
                     ----------------       ----------------------------------
                      1999      1998        Exchange   Operations      Total
                     ------    ------       --------   ----------    ---------

North America        $ 36.5    $ 38.1        $ (0.2)     $ (1.4)     $ (1.6)(1)
Asia                   51.5      44.1           6.7         0.7         7.4(2)
Latin America          35.6      40.3          (8.1)        3.4        (4.7)(3)
Europe                 81.5      76.1          (2.0)        7.4         5.4(4)
                     ------    ------        ------      ------      ------
Total revenue        $205.1    $198.6        $ (3.6)     $ 10.1      $  6.5
                     ======    ======        ======      ======      ======

----------
(1) Decline was due to lesson volume shortfalls in the USA.
(2) Primarily reflected the effect of a weaker US dollar against the Japanese yen.
(3) Primarily reflected the effect of a stronger dollar against all Latin America currencies, primarily the Brazilian real, partially offset by volume and ARPL increases in Mexico.
(4) Primarily reflected improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, and Poland), as well as unfavorable exchange rate fluctuations in Germany, Israel and Poland.

Language Instruction
Lesson Volume:                         (Lessons in thousands)
                       ---------------------------------------------------------
                            September 30,       Growth (Decline) from Prior Year
                       ----------------------   --------------------------------
                                                                  Number of
                         1999           1998       lessons       Percentage
                       -------        -------      -------       ----------
North America            840.4          886.9       (46.5)        (5.2)%(1)
Asia                     791.2          792.3        (1.1)        (0.1)%(2)
Latin America          1,015.8          993.1        22.7          2.3%(3)
Europe                 1,823.1        1,738.8        84.3          4.8%(4)
                       -------        -------       -----
Total lesson volume    4,470.5        4,411.1        59.4          1.3%
                       =======        =======       =====

----------
(1) North America's volume decline primarily reflected reduced institutional training volume due to mergers and acquisitions in the petroleum and financial service sectors, as well as reduced lesson demand due to downsizing, decrease in expatriations, and the freezing of training budgets by these companies.

(2) Asia's volume remained flat as economic pressures in Japan and Hong Kong were offset by a special summer sales campaign in Japan.
(3) Lesson volume increased in Latin America primarily due to strong sales in Mexico and Peru. Lesson volume was down in Venezuela, Argentina, Chile and Colombia due to uncertain economies in these countries.
(4) Europe's volume improvement reflected continued growth in the region, with the largest increases generated by Germany, Israel, France, and Poland. Both Israel and Poland had new school openings during the first half of 1999, which contributed to the improved volume.

For the first nine months of 1999, ARPL was $40.66, as compared to $40.42 in the comparable prior-year period. The increase reflected the favorable impact of product mix and price increases (i.e., $1.06), partly offset by the effects of unfavorable exchange rate fluctuations ($0.83). ARPL ranged from a high of approximately $60.48 in Japan to a low of $15.28 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, ELS/BOC revenues declined 14.1% from the prior year. ELS/BOC was affected by weakened Asian student enrollments due to the economic conditions in the Far East, although applications began to show some positive trends in the 1999 third quarter. Enrollments from Latin America were also down due to economic instability in Venezuela and Brazil, and the increased strength of the dollar over the currencies in these countries. Aggressive pricing and agent commission structures by competitors also adversely affected results. In addition, due to organization changes and the relocation of the ELS headquarters from Los Angeles to Princeton in the latter part of 1998, many overseas sales agents did not sell the ELS programs aggressively in the latter months of 1998 and early part of 1999 due to perceived uncertainties about the future of ELS programs. This impacted student arrivals during the first and second quarters of 1999. ELS/BOC has taken actions to address these matters, including filling vacant sales positions and articulating its new business plan to its agents, and monitoring and reducing overhead expenses. To bolster revenues, major sales and promotional activities are underway to inform new and existing sales agents about the new consolidated ELS Language Centers network that includes an extensive choice of centers in all major geographic regions within the United States. Further, ELS has and continues to disseminate information and collateral materials to its sales agents announcing new programs and pricing for the year 2000. In addition, a major website project was initiated to support agent sales, as well as direct marketing and relationship marketing efforts.

Publishing revenues declined $1.1 million, or 9.8%, from the prior year. A large sale to a German distributor in 1998 benefited the 1998 results. Franchising revenues increased 17.7% from the prior year. ELS added a net of 4 franchises and Berlitz added 7 franchises during the first nine months of 1999.

Berlitz GlobalNET sales, excluding the unfavorable effects of exchange rate fluctuations, rose 17.7% from 1998. Geographically, sales were above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region for the nine months:

Berlitz GlobalNET Revenue:                   (Dollars in millions)
                              -------------------------------------------------
                               September 30,   Growth (Decline) from Prior Year
                              --------------   --------------------------------
                              1999     1998    Exchange   Operations     Total
                              -----    -----   --------   ----------    -------
America                       $32.3    $29.3    $(0.1)      $ 3.1       $ 3.0(1)
Asia                            4.2      3.2      0.4         0.6         1.0(2)
Europe                         39.1     32.7     (1.0)        7.4         6.4(3)
Inter-company eliminations     (3.7)    (3.5)      --        (0.2)       (0.2)
                              -----    -----    -----       -----       -----
Total revenue                 $71.9    $61.7    $(0.7)      $10.9       $10.2
                              =====    =====    =====       =====       =====

(1) Sales were higher than prior year in the North America due to results from a business acquired in June 1999, and continued strength in traditional business.
(2) The sales increase in Asia reflected volume increases in Japan, and an acquired business in Singapore.
(3) The sales increase in Europe reflected volume increases in Norway and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively.

The total Company's cost of services and products sold as a percentage of sales was 59.8% in the 1999 first nine months, compared to 58.2% in the same prior year period. The higher percentage was mainly attributable to higher teacher salaries, a decline in GlobalNET production margins, and higher rent expense. Selling, general and administrative expenses as a percentage of sales were 33.4% in the first nine months of 1999, compared with 32.3% in the comparable prior year period. The increase was due primarily to higher administrative salaries.

The total Company's EBITA for the first nine months of 1999 was $22.6 million, or 6.8% of sales, compared to $30.7 million, or 9.4% of sales, in the same prior year period. The following table displays the comparative EBITA for the first nine months of the year by business segment:

Business Segment EBITA:                    (Dollars in millions)
                           -----------------------------------------------------
                             September 30,      Growth (Decline) from Prior Year
                           ----------------     --------------------------------
                            1999      1998      Exchange     Operations    Total
                           -----      -----     --------     ----------   ------
Language Services:
   Instruction             $39.7      $41.3      $(1.1)      $(0.5)(2)    $(1.6)
   ELS/BOC                   2.7        5.9         --        (3.2)(3)     (3.2)
   Publishing                0.6        1.2         --        (0.6)(4)     (0.6)
   Franchising               0.2       (0.2)        --         0.4          0.4
   Overhead & Other        (15.1)     (13.3)       0.3        (2.1)(5)     (1.8)
                           -----      -----      -----       -----        -----
Total Language Services     28.1       34.9       (0.8)       (6.0)        (6.8)
Berlitz GlobalNET            4.5        5.2       (0.1)       (0.6)(6)     (0.7)
Corporate and other        (10.0)      (9.4)        --        (0.6)(7)     (0.6)
                           -----      -----      -----       -----        -----
Total                      $22.6      $30.7      $(0.9)(1)   $(7.2)       $(8.1)
                           =====      =====      =====       =====        =====

      EBITA Margin %:                        September 30,
                                       ------------------------
                                         1999           1998
                                       ---------      ---------
      Language Services:
         Instruction (8)                 19.3%          20.8%
         ELS/BOC (3)                      6.0%          11.3%
         Publishing (4)                   5.8%          10.3%
         Franchising                     20.6%          26.7%
      Total Language Services            10.7%          13.2%
      Berlitz GlobalNET (9)               6.2%           8.5%
      Total                               6.8%           9.4%

----------
(1) The net unfavorable foreign exchange impact was attributable mainly to the Latin American countries.
(2) The decline in Instruction operating EBITA was due mainly to weakness in the U.S., Poland, and certain Latin American countries. In the U.S., growth in teacher and administrative salaries, rent and certain other fixed costs, coupled with a lesson volume decline, led to lower EBITA and EBITA margins. In Latin America, economic uncertainty in Argentina, Brazil, Colombia and Venezuela led to EBITA declines in these countries. In Poland, the EBITA was negatively impacted by new legislation on teachers' social security. The decreases in these countries were partially offset by EBITA increases primarily in Mexico and most European countries, notably; France, Austria, Denmark, and Belgium.
(3) Despite reductions in its overall costs from the prior year, ELS/BOC's EBITA and EBITA margin decreased because the percentage decline in ELS' revenues outpaced the percentage decline of certain costs (most notably teachers' salaries, advertising and rent expense). In addition, an ELS joint venture in Japan consummated in October 1998 generated an EBITA loss of $0.8 million in the first nine months of 1999 due to its start-up nature.
(4) Publishing's 1998 EBITA and EBITA margin benefited from certain items (including a large sale to a German distributor, and a bad debt recovery) which were absent in 1999.
(5) Language Service's overhead cost increase over prior year was attributable to fixed employee costs, advertising and travel expenses.
(6) The decline in EBITA for Berlitz GlobalNET was due to decreases in the Americas and Asia, primarily in the USA where the integration of an acquisition and the implementation of a case management system at our Washington, D.C. location temporarily impacted results. These declines were partially offset by strength in Europe and increased activity in France and Poland from acquisitions made in the second and fourth quarters of 1998, respectively.
(7) Corporate expenses rose due to increases in salary-related costs, and other sundry expenses.
(8) The reduction in Instruction's 1999's EBITA Margin occurred primarily as teacher costs, rent and salary related costs grew faster than revenues.
(9) GlobalNET's EBITA margin decreased due to lower margins in certain U.S. locations, and increases in administrative positions.

As a result of the March 1999 issuance of Convertible Debentures and an affiliate note, and the related extinguishment of existing long-term debt, the Company's combined interest expense on long-term debt and convertible debentures for the nine months ended September 30, 1999 decreased $1.9 million from the prior year. This decrease was due principally to a reduced effective interest rate.

Other income, net for the nine months ended September 30, 1999 increased by $1.3 million over the prior year, primarily due to foreign exchange gains.

The Company recorded income tax expenses of $5.5 million and $5.2 million in first nine months of 1999 and 1998, respectively. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

In connection with March 1999 extinguishment of long-term debt, the Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in the first nine months of 1999, the Company has recorded an extraordinary loss, net of tax benefit, of approximately $2.2 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

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

Net cash provided by operating activities was $13.5 million and $33.1 million for the nine months ended September 30, 1999 and 1998, respectively. This decline of $19.6 million primarily resulted from: (i) an increase in accounts receivable; (ii) a reduced EBITA; (iii) the payment of year-end bonus, long-term incentive plan, and non-recurring ELS vacation/sick pay accruals; and (iv) a payment to terminate the Company's interest rate swap.

Net cash used in investing activities totaled $26.3 million for the nine months ended September 30, 1999, up $10.0 million from the comparable prior year period. This increase is primarily due to an acquisition of a translation services business in the second quarter of 1999. In addition, capital expenditures for the first nine months of 1999 increased $2.1 million over the prior year.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $17.6 million, $26.5 million higher than in the prior year. This change primarily reflected the excess of the (i) net proceeds from the issuance of convertible debentures and notes payable to an affiliate over (ii) the related extinguished debt.

Other items impacting the Company's liquidity and capital resources are as follows:

o Reported within accrued expenses at September 30, 1999 were $1.3 million related to the ELS acquisition.

o On July 1, 1999, Berlitz entered into a license agreement (the "Agreement") with Children's Television Workshop ("CTW"). CTW will create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of 52 15-minute episodes and which will be complemented by instruction curricula and materials developed by Berlitz. Berlitz was also granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

o The Agreement, covering an initial term of five years, provides for payments to CTW of $4 million at inception and an aggregate of $6 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4 million paid at inception may be applied against future royalties due in excess of the minimum guarantee. Furthermore, in the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2 million, or an amount equal to 80% of the royalties earned by CTW under the Agreement during the fifth year of the initial term.

o As part of its CTW and general marketing efforts, Berlitz is in the process of pursuing opportunities to expand the use of the Internet for the marketing and distribution of its products and services.

o In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc. ("LMI"), a translations services company. The purchase price was $7.8 million, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At September 30, 1999, in connection with this acquisition, the Company recorded $12.1 million of goodwill and accrued $3.7 million in current liabilities for transaction-related expenses and contingencies.

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

o On March 31, 1999, the Company entered into a new $25 million revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4.0 million of outstanding borrowings under the Revolving Facility at September 30, 1999.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income/disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at September 30, 1999, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $3.0 million.

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

At September 30, 1999, the Company's liquid assets of $29.3 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures, except as disclosed below under "The Year 2000 Issue". In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the

Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

The Year 2000 Issue

Introduction

The Year 2000 issue is the result of certain computerized systems' use of a two rather than four-digit year (e.g., 95 vs. 1995). As a result of the ambiguous century in such systems, the introduction of twenty-first century dates may cause systems to function abnormally or not at all.

Recognizing the need to ensure operations will not be adversely affected by Year 2000 failures, the Company established a committee dedicated to addressing any possible areas of exposure. This committee is responsible for carrying out the Company's Year 2000 Project (the "Project"), comprised of conducting a corporate awareness program, assessing key financial and operational systems, assessing external relationships with customers and vendors, and developing and implementing detailed divisional action plans. The committee reports to executive management and the Board of Directors regularly to maintain awareness of the Project status.

The Company divided the Year 2000 issue into three areas: (i) Infrastructure;
(ii) Internal Use Financial and Operational Software; and (iii) Key Third Party Customer and Vendor Relationships. For each area, the committee is responsible for carrying out the following steps: Inventory, Assessment, Remediation and Testing, and Contingency Plan Development and Implementation.

The infrastructure area contains all hardware, embedded systems, and software, except financial and operational software. Where appropriate, non-compliant internal use financial software has been replaced in conjunction with the deployment of PeopleSoft systems. Such PeopleSoft systems have been warranted to be Year 2000 compliant by the vendor and have been successfully tested as such. Key third party relationships include external interfaces between the Company and its suppliers, service providers, and customers that are deemed material to the continued operation of the Company.

State of Readiness

All elements of the Company's Year 2000 Project are now substantially complete as per the originally scheduled September 29, 1999 target. As anticipated, remaining Project efforts will be directed primarily toward continuing recertification of compliant systems and ongoing evaluation of key third parties' readiness.

With regard to infrastructure and internal use financial and operational systems areas, the Company chose to replace rather than upgrade most non-compliant systems without commercially available remediation paths at the time of assessment. In order to achieve timely completion of system replacement projects, the Company employed both internal and external resources in its remediation efforts.

Scheduled remediation and testing of internal systems was substantially complete as of September 29, 1999. System testing was conducted in line with remediation efforts; as systems were upgraded or replaced, compliance testing of the system was conducted.

The Company will continue to monitor new releases and updates of vendor-supplied software, and will test and apply new releases as necessary for Year 2000 compliance.

The Company has substantially completed a formal communications program with all key vendors and customers to identify and assess their states of readiness. Based on an assessment of third parties' disclosed states of readiness, the Company does not anticipate any significant material impact on continued operations due to third party Year 2000-related failures. As the readiness of third parties is beyond the control of the Company, communications with and assessment of key third parties will continue to minimize any exposure to the Company and ensure its ability to conduct normal business as the Year 2000 approaches.

Risk

The Company has substantially completed Project activities related to internal compliance and does not believe that any reasonably likely risk of material failure exists. Based on management estimates and the Company's inability to guarantee the compliance of third parties, the Company expects that the most likely worst case is that some third parties fail to successfully and completely remediate all Year 2000 issues or fail to disclose their Year 2000 readiness completely or accurately. Such third party failures could range from the loss of a utility or service such as electricity or telecommunications to a loss of revenue due to a customer's inability to conduct normal business based on the failure of the customer's or vendor's own systems or those of its own critical third party relationships.

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

Based on management assessments, decisions to initiate contingency plans related to the remediation and deployment of internally developed software have been effected as necessary.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1998, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 68%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at September 30, 1999 were as follows:

                                                                Interest Receipts from
                     Interest Payment to Financial Institution  Financial Institution
                     -----------------------------------------  ---------------------
                                                                 Notional               Fair Value
Effective                                            Interest     Amount     Interest   at 9/30/99
  Date     Maturity    Notional Amount (000's)         Rate      (000's)       Rate      (000's)
  ----     --------  -----------------------------     ----      -------       ----      -------
 1/1/99    12/30/02   Japanese Yen      12,311,005     5.50%     $95,694       6.27%     $(3,223)
 1/1/99    12/31/02   German Mark           99,546     6.12%     $55,821       6.27%     $   147
 1/4/99    12/31/02   Swiss Franc           16,131     5.72%     $11,164       6.27%     $   144
 1/4/99    12/31/02  British Pound           4,841     6.56%     $ 7,974       6.27%     $   (60)

The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

On March 11, 1999 (the "Issue Date"), the Company issued the Convertible Debentures, consisting of the Apollo and Benesse Debentures (see Management's Discussion and Analysis - Liquidity and Capital Resources).

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

o The fair value of the Convertible Debentures was last estimated at the end of March, 1999. As of that date the Convertible Debentures had a estimated fair value of $142.6 million. The estimate was based on current interest rates and the Company's stock price volatility. The Company does not believe that this estimate has materially changed at September 30, 1999.

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

Exhibit No.
-----------
    27       Financial Data Schedule, for the quarterly period ended September
             30, 1999.

(b) Reports on Form 8-K

A report on Form 8-K, dated July 1, 1999, was filed during the quarter ended September 30, 1999 to announce the Company's license agreement with Children's Television Workshop ("CTW").

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BERLITZ INTERNATIONAL, INC.
                                                    (Registrant)


Date: November 15, 1999                     By: /s/ HENRY D. JAMES
                                               ---------------------------------
                                               Henry D. James
                                               Executive Vice President and
                                               Chief Financial Officer