Form 10-K
period 1999-12-31
BERLITZ INTERNATIONAL INC
filed 2000-03-28
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 1-10390

                           BERLITZ INTERNATIONAL, INC.
               (Exact name of issuer as specified in its charter)

                   New York                           13-3550016
        -------------------------------             --------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)          Identification Number)

        400 Alexander Park, Princeton, New Jersey       08540
        -----------------------------------------      -------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the average bid and ask price at March 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,763,284.

The number of shares of the Registrant's common stock outstanding as of March 10, 2000 was 9,529,788.

                   DOCUMENTS INCORPORATED BY REFERENCE : None

                               Page 1 of 95 Pages
                        Exhibit Index Appears on Page 87

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

The Company, through its predecessors, was founded over 120 years ago and completed its initial public offering in 1989. Since February 1993, Benesse Corporation ("Benesse") has beneficially owned a majority of the Company's common stock and it currently holds approximately 7.2 million shares, or 75.7% of the shares outstanding. Public shareholders of the Company hold the remaining outstanding common stock. Since 1990, Benesse has also owned a 20% interest in Berlitz Japan, Inc., ("Berlitz Japan"), the Company's Japanese subsidiary.

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. The Company is organized (effective as of January 1, 1999) into two separate business segments: Language Services (which consists of the Instruction, ELS/BOC, Publishing, Franchising, and Cross Cultural sub-segments) and Berlitz GlobalNET (formerly known as Translation Services). Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is organized into three geographic divisions: Americas (North America and Latin America), Asia, and Europe. Business segment and geographic area information is provided in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 18.

Language Services

General.
As of December 31, 1999, the Company operated 338 Berlitz language centers in 39 countries and Puerto Rico using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. All of these operations were wholly-owned by the Company, except for Japan (which is subject to Benesse's 20% interest in Berlitz Japan) and joint venture operations in Korea and Taiwan. Approximately 6.0 million Language Instruction lessons were given by these Berlitz language centers in 1999, the most frequently taught languages being English, Spanish, French and German. A lesson consists of a single 45-minute session (regardless of the number of students).

In addition to lessons given at Berlitz language centers, the Company provides intensive English language instruction programs at 40 additional locations, primarily U.S. college campuses and similar educational settings, through ELS Educational Services, Inc. ("ELS"), a wholly-owned subsidiary acquired in August 1997, and the Company's Berlitz on Campus ("BOC") division (which were merged in January 2000). Together with an additional 89 franchised Berlitz and ELS centers, the Company has a presence in 56 countries and Puerto Rico.

The following table sets forth the number of language facilities in each of the countries in which the Company and its subsidiaries or franchisees operated centers as of December 31, 1999:

                                           Berlitz
                                          Language                              ELS/BOC
                                           Centers                             facilities
                                          (Company            Berlitz          (Company             ELS
                                          operated)          Franchises         operated)        Franchises          Total
                                       ----------------    -------------    ---------------    --------------    ------------
      North America
      -------------
        United States                          61                   6               37                  -               104
        Canada                                  8                   -                -                  1                 9
                                       ----------------    -------------    ---------------    --------------    ------------
               Subtotal                        69                   6               37                  1               113
                                       ----------------    -------------    ---------------    --------------    ------------
      Asia
      ----
        Australia                               -                   -                -                  1                 1
        China                                   -                   -                -                  1                 1
        Hong Kong                               1                   -                -                  -                 1
        Indonesia                               -                   1                -                  3                 4
        Japan                                  47                   2                2                  1                52
        Korea                                   1                   -                -                  5                 6
        Malaysia                                1                   -                -                  4                 5
        Singapore                               1                   -                -                  -                 1
        Taiwan                                  1                   -                -                 16                17
        Thailand                                2                   -                -                  -                 2
                                       ----------------    -------------    ---------------    --------------    ------------
               Subtotal                        54                   3                2                 31                90
                                       ----------------    -------------    ---------------    --------------    ------------
      Latin America
      -------------
        Argentina                               5                   1                -                  -                 6
        Brazil                                 18                   1                -                  1                20
        Chile                                   5                   1                -                  -                 6
        Colombia                                9                   -                -                  5                14
        Costa Rica                              -                   2                -                  -                 2
        Dominican Republic                      -                   1                -                  -                 1
        Guatemala                               -                   1                -                  -                 1
        Mexico                                 20                   4                -                  -                24
        Panama                                  -                   -                -                  1                 1
        Peru                                    2                   -                -                  -                 2
        Puerto Rico                             4                   -                -                  -                 4
        Uruguay                                 1                   -                -                  -                 1

        Venezuela                               8                   -                -                  -                 8
                                       ----------------    -------------    ---------------    --------------    ------------
               Subtotal                        72                  11                -                  7                90
                                       ----------------    -------------    ---------------    --------------    ------------

                                           Berlitz
                                          Language                              ELS/BOC
                                           Centers                             facilities
                                          (Company            Berlitz          (Company             ELS
                                          operated)          Franchises         operated)        Franchises          Total
                                       ----------------    -------------    ---------------    --------------    ------------
      Europe
      ------
        Austria                                 7                  3                 -                  -                10
        Belgium                                10                  -                 -                  -                10
        Croatia                                 -                  1                 -                  -                 1
        Czech Republic                          5                  -                 -                  -                 5
        Denmark                                 2                  -                 -                  -                 2
        Egypt                                   -                  2                 -                  1                 3
        Finland                                 1                  -                 -                  -                 1
        France                                 17                  1                 -                  -                18
        Germany                                46                  2                 -                  -                48
        Greece                                  1                  -                 -                  -                 1
        Holland                                 2                  -                 -                  -                 2
        Hungary                                 3                  -                 -                  -                 3
        Ireland                                 1                                    -                  -                 1
        Israel                                  6                  -                 -                  -                 6
        Italy                                   6                  1                 -                  -                 7
        Jordan                                  -                  -                 -                  2                 2
        Kuwait                                  -                  1                 -                  1                 2
        Malta                                   -                  1                 -                  -                 1
        Norway                                  1                  -                 -                  -                 1
        Oman                                    -                  -                 -                  1                 1
        Poland                                  8                  -                 -                  -                 8
        Portugal                                1                  -                 -                  -                 1
        Qatar                                   -                  -                 -                  1                 1
        Saudi Arabia                            -                  1                 -                  3                 4
        Slovak Republic                         1                  1                 -                  -                 2
        Slovenia                                1                  -                 -                  -                 1
        Spain                                  10                  -                 -                  -                10
        Sweden                                  1                  -                 -                  -                 1
        Switzerland                             8                  -                 -                  -                 8
        Turkey                                  -                  1                 -                  -                 1
        United Arab Emirates                    -                  2                 -                  3                 5
        United Kingdom                          5                  1                 1                  -                 7
                                       ----------------    -------------    ---------------    --------------    ------------
              Subtotal                        143                 18                 1                 12               174
                                       ----------------    -------------    ---------------    --------------    ------------
         Total                                338                 38                40                 51               467
                                       ================    =============    ===============    ==============    ============

Instruction Sub-segment
The following tables set forth, by geographic area, the number of Company-operated Berlitz language centers and the number of lessons given by these centers over the last five years:

                                                       Number of Centers at December 31,
                                                1999      1998       1997      1996      1995
                                                ----      ----       ----      ----      ----
          North America                           69        71         71        70        72
          Asia                                    54        54         53        52        52
          Latin America                           72        67         66        60        60
          Europe                                 143       140        144       143       139
                                             -------   -------    -------   -------   -------
             Total                               338       332        334       325       323
                                             =======   =======    =======   =======   =======

                                                       Number of Lessons (in thousands)
                                                1999      1998       1997      1996      1995
                                                ----      ----       ----      ----      ----
          North America                        1,090     1,157      1,150     1,095     1,050
          Asia                                 1,107     1,040      1,040       939       935
          Latin America                        1,312     1,301      1,183     1,049       981
          Europe                               2,461     2,328      2,175     2,056     1,981
                                             -------   -------    -------   -------   -------
             Total                             5,970     5,826      5,548     5,139     4,947
                                             =======   =======    =======   =======   =======

In 1999, the United States, Japan, and Germany accounted for approximately 16%, 15% and 12% of lessons given and 15%, 24% and 14% of Language Instruction sales, respectively. Revenues from Language Instruction accounted for approximately 62%, 61% and 66% of total Company revenues in 1999, 1998 and 1997, respectively.

Berlitz Method(R). At the heart of Instruction is the Berlitz Method(R), a proven technique that enables students to acquire a working knowledge of a foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. With its primary objective to develop conversational comprehension and speaking skills, the Berlitz Method(R) combines the use of live instruction with proprietary written, audio-visual, and CD-ROM support materials to ensure a fast, effective, and enjoyable learning experience.

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

Instruction Programs. The Company offers several types of language instruction programs which vary in cost, length and intensity of study. Approximately 48% of all tuition revenues in 1999 were from private lessons (excluding Total Immersion(R) courses). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion(R) courses, an intensive form of private instruction, accounted for approximately 5% of tuition revenues in 1999. Total Immersion(R) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group programs together represented 47% of tuition revenues in 1999.

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

The Instruction business subsegment also includes specialty areas that, in the aggregate, accounted for approximately 1% of the Company's revenues in 1999. One such business, Berlitz Study Abroad(R), combines intensive language instruction with first-hand exposure to the cultural environment of the country where the target language is spoken. Another specialty area, Berlitz Jr.(R), provides complete language instruction programs to children in public and private schools throughout the world.

Marketing and Pricing Policy. The Company markets its Berlitz language courses to individuals, businesses and governments. The Company utilizes newspaper, magazine and yellow page advertising, in addition to direct contacts, to promote the Berlitz program and centers. Local marketing efforts are coordinated on a divisional and country-by-country basis. Center directors, district managers and regional managers are responsible for sales development with existing and new clients. In addition, sales forces are maintained in the Company's major markets to supplement other marketing methods.

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

ELS/BOC Sub-segment
The ELS/BOC business sub-segment provides English language instruction through intensive on-campus programs designed to appeal to international students and professionals who require English proficiency for academic, personal or career development purposes. These programs, which are offered under the ELS Educational Services name (and, until January 2000, through the "Berlitz on Campus" program), prepare students to take the Test of English as a Foreign Language ("TOEFL") examination, and for other situations where an intensive, extended course of study is required. Intensive instruction is typically provided in blocks of twenty or thirty hours of instruction per week for a four week period. The average student studies for approximately 2 1/2 months.

Approximately 89% of ELS/BOC revenues in 1999 were from intensive lessons and related services. Approximately 10% of ELS/BOC revenues were derived from programs such as summer youth programs for younger students that combine language instruction with leisure and social activities; specially designed programs for corporate clients; and private instruction. Royalties from ELS franchises comprise approximately 1% of ELS/BOC revenue.

Marketing and Pricing Policy. ELS/BOC devotes significant resources toward promoting its various programs to prospective students, both within the U.S. and overseas. In-house sales and marketing personnel focus their efforts on establishing and maintaining relationships with a worldwide network of external sales agents that provide students to the ELS program. These agents in turn receive commissions from ELS/BOC. Center personnel are responsible for sales development with existing and new clients.

ELS uses a combination of brochure, cooperative advertising, professional publications, trade shows, yellow pages and other promotional activities to promote its services.

Tuition, accommodation fees and other related program fees are payable in advance by most students. ELS offers a variety of discounted pricing options based on the length of course that a student takes.

Competition. The intensive English instruction industry is fragmented and varies significantly among geographic regions. In addition to the Company, providers of intensive English instruction include individual tutors, language schools of varying size that are operated by individuals, as well as those operated by other companies and institutions such as colleges and universities.

Publishing Sub-segment
The Company publishes pocket-size travel guides, language phrase books, bilingual dictionaries, children's language products, self-teaching language audio and language reference products. It is also involved in several licensing arrangements for products that use Berlitz content and trademarks and for which the Company receives royalties. The Publishing business accounted for approximately 3% of total Company revenues in each of 1999, 1998 and 1997. Approximately 35%, 41% and 35% of Publishing sales in 1999, 1998 and 1997, respectively, were in Europe.

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

Berlitz Self-Teaching. The audio cassette and CD products produced by the Company are intended for the self-instruction language market and draw on the experience gained through operating language centers. In addition to a general language instruction curriculum, these products include items for children and courses for business people.

In addition to the audio cassette and CD products, the Company is presently involved in several licensing arrangements for products that use published Berlitz materials and/or Berlitz trademarks as the basis for publishing or software products (such as CD-ROM computer software) for which the Company receives royalties.

Competition. The market for the Company's publications and self-teaching language products is sensitive to factors that influence the level of international travel, tourism and business. There is intense competition in nearly all markets in which the Company sells its published products. The Company's market share and Berlitz brand name recognition vary considerably depending on market and product line.

Franchising Sub-segment
In 1996, the Company began selling Berlitz language center franchises to independent franchisees in certain countries to expand the reach of its language services business.

Franchisees are granted franchises to operate Berlitz language centers in a specific territory, the size of which depends on demographic and geographic factors. Such sites are selected to improve the Company's geographic reach beyond areas in which the Company and other franchisees operate. Franchisees initially pay Berlitz an application fee of $5,000, and a franchise fee of $25,000 ($45,000 in Asia). Thereafter, franchisees pay Berlitz 10% (7.5% in Europe) of the language center's gross revenues in royalties, and 2% of gross revenues for advertising participation. The Franchising business accounted for approximately 0.3% of total Company revenues in each of 1999, 1998 and 1997.

The Company actively monitors the operations and lesson quality of its franchisees, and has developed an extensive confidential operations manual which, together with the Company's Berlitz Method(R), forms the core of the Berlitz franchise system. All franchisees are required to complete a two-week training program at the Company's Princeton headquarters and the Company also offers two additional weeks of on-site teacher training. Franchisees participate in the Berlitz Language Center Management System, a management information system tied to Berlitz's headquarters, and are subject to periodic financial audit and quality inspection.

Cross Cultural Sub-segment
Berlitz Cross Cultural, which typically provides cross-cultural training on a fee basis to corporate employees, complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating. The cross cultural business accounted for approximately 0.5% of total Company revenues in each of 1999, 1998 and 1997.


Berlitz GlobalNET

Berlitz GlobalNET (formerly Translations Services) helps customers prepare their products and services for the world market faster and at less cost. Berlitz GlobalNET provides high quality technical documentation translation, interpreting and rapidly expanding offerings in eBusiness Globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, designing, implementing and maintaining multilingual Websites. These services are based on the company's skills in project management, high quality translation, software localization, software quality assurance and testing, and electronic publishing.

Berlitz GlobalNET represented approximately 21%, 19% and 21% of total Company revenues in 1999, 1998 and 1997, respectively. Berlitz GlobalNET's contribution to corporate revenues is expected to increase over the next few years as globalization and the Internet create an increased demand for multilingual digital content, and the Company strengthens its services in this area. A continued focus on key customer relationships, with new and expanded document/content management and Internet-related services, will be supported with full eBusiness capabilities to deliver integration between translation services and customer systems. These technologies will optimize internal operational efficiency as well as providing the fast, hands-off turnaround customers require.

Berlitz GlobalNET's sales focus is on large, complex projects in multiple languages for global markets, particularly, but not exclusively, where Web publishing and eBusiness are the delivery media. Its customer base is primarily in the following sectors: information technology, automotive, manufacturing, engineering, telecommunications, medical technology, pharmaceuticals, and publishing.

The Company has an international network of full-scale production and technology centers. Materials are electronically transferred between locations to utilize specialized in-country translation and production facilities in order to produce the highest quality products and reduce costs. The Company has developed an international network of contract translators who provide a broad range of technical and linguistic resources, with an internal qualification program to assure a high level of linguistic expertise, and a production process that incorporates several editing phases designed to maximize the accuracy of its translations. The Company has also developed a consulting and systems integration capability, to deliver strategic planning and solutions to its customers. The staff at dedicated production facilities generally consist of production managers, project managers, translators, editors, desktop publishing ("DTP") specialists, software engineers, and software testers. Managers and editors are generally full-time staff members, while the translator and DTP staffs includes both full-time employees and freelance workers. Freelance translators provide the specialized skills that are necessary for technical translations at a more cost effective rate than that of full-time employees.

Competition. The translation services industry is being transformed into a Globalization Services sector, with suppliers increasing the value they add to customer engagements. The historic fragmentation of the market is beginning to disappear as a few large suppliers consolidate at the top of the market. In addition, a number of technology-focused new entrants have recently appeared. Berlitz GlobalNET has taken steps to build its technology base and services for the new market environment, and expects to remain the largest company in the sector.

Employees

As of December 31, 1999, the Company employed 5,718 full-time employee and employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a part-time or freelance basis. Full-time employee equivalents are calculated by aggregating all part-time hours (excluding freelance translators) and dividing these by the average number of hours worked by a full-time employee.

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

Trademarks and Tradenames

The material trademarks used by the Company and its subsidiaries are BERLITZ(R), TOTAL IMMERSION(R) (including foreign language variations used in certain foreign markets), BERLITZ METHOD(R), BERLITZ JR.(R), BERLITZ STUDY ABROAD(R), BERLITZ ON CAMPUS(R), BERLITZ KIDS(TM), BERLITZITTM, ELS(R), ELS LANGUAGE CENTERS(R), ELS INTERNATIONAL(R), and WE TEACH ENGLISH TO THE WORLD(R). The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which (i) material use is made of the trademarks by the Company or its subsidiaries, and (ii) failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

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

ITEM 2.  Properties

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. The majority of the Company's facilities (including the Company's headquarters) are leased. Total annual rental expense for the twelve months ended December 31, 1999, principally for leased facilities, was $35.1 million. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction. ELS and Berlitz on Campus locations typically consist of classroom and administrative space that is rented at various colleges and universities.

The following tables set forth, the number of facilities maintained in each geographic region, the primary use of the Company's facility, whether owned or leased, and the aggregate square footage, all as of December 31, 1999. No properties are subject to material encumbrances.

                                OWNED FACILITIES

                                                                         Other (principally
                             Language               Translation           headquarters and
                            instruction               services             administrative)              Total
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
                        Number                   Number                  Number                  Number
                        of         Square        of         Square       of         Square       of         Square
                        facilities footage       facilities footage      facilities footage      facilities footage
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
Region
------
Europe                       6       11,883             1      3,229            -          -            7     15,112
Latin America                5       19,396             -          -            -          -            5     19,396
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
Total                       11       31,279             1      3,229            -          -           12     34,508
                        ========== =========     ========== ========     ========== =========    ========== =========

                                LEASED FACILITIES

                                                                         Other (principally
                             Language               Translation           headquarters and
                            instruction               services             administrative)              Total
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
                        Number                   Number                  Number                  Number
                        of         Square        of         Square       of         Square       of         Square
                        facilities footage       facilities footage      facilities footage      facilities footage
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
Region
------
North America              107       462,394           15     43,157            5    108,192          127     613,743
Asia                        64       161,615            3     10,562            7     12,933           74     185,110
Latin America               69       289,124            3      5,533            4     16,441           76     311,098
Europe                     150       420,516           16     79,957           13     25,559          179     526,032
                        ---------- ---------     ---------- --------     ---------- ---------    ---------- ---------
Total                      390     1,333,649           37    139,209           29    163,125          456   1,635,983
                        ========== =========     ========== ========     ========== =========    ========== =========

ITEM 3.  Legal Proceedings

The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations, or cashflows of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the fourth quarter of 1999.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

Executive Officers and Directors of the Registrant

The following table sets forth certain information concerning the Executive Officers and Directors of the Company as of March 1, 2000.

Name, Age, Position with
Registrant                                 Business Experience
----------                                 -------------------
Soichiro Fukutake, 54                      Mr. Fukutake has served as Chairman of the Board of the Company since
Chairman of the Board;                     February 1993. Mr. Fukutake joined Benesse in 1973, and since May 1986
Director (A) (E)                           has served as its President and Representative Director. He also serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Fukutake became a Director of the Company in February 1993.  His term will expire in 2001.

Hiromasa Yokoi, 60                         Mr. Yokoi was elected Vice Chairman of the Board and Chief Executive
Vice Chairman of the Board, Chief          Officer of the Company in February 1993 and additionally was elected
Executive Officer and President;           President effective on August 31, 1993. Mr. Yokoi has served as a
Director (A) (E)                           director of Benesse since June 1992 and its Director for Berlitz and
                                           North American Sector since April 1994. Prior to that, he served as
                                           General Manager of the Overseas Operations Division (formerly the
                                           International Division) of Benesse from October 1990 to March 1994 and as
                                           General Manager of the President's Office of Benesse from July 1990 to
                                           September 1990. Mr. Yokoi has served as a Director of the Company since
                                           January 1991. His term will expire in 2000.

James Lewis, 42                            Mr. Lewis has served as Executive Vice President and Chief Operating
Executive Vice President and Chief         Officer, Berlitz GlobalNET, since January 1, 1999, prior to which he was
Operating Officer, Berlitz                 Vice President, Worldwide Translations since September 1, 1997.
GlobalNET;                                 Previously, Mr. Lewis served in a number of executive level positions
Director                                   with Globalink, Inc., including President and Director (1995 to 1997) and
                                           Vice President, Worldwide Sales and Marketing (1995); Vice President,
                                           Marketing of MAXM Systems Corporation (1994 to 1995); and Vice President,
                                           International Operations, Landmark Systems Corporation (1992 to 1994).
                                           During the period of 1983 to 1992, Mr. Lewis held a number of management positions with Ashton-Tate Corporation, and Peter Norton Computing. Mr.
                                           Lewis has served as a Director of the Company since March 2, 1999. His term will expire in 2000.

Mako Obara, 55                             Mr. Obara joined Berlitz International, Inc. as Executive Vice President
Executive Vice President                   on January 1, 1999, and was elected Chief Operating Officer, Worldwide
and Chief Operating Officer,               Language Services effective March 31, 1999. From March 1998 to January
Worldwide Language Services;               1999, Mr. Obara served as President and Chief Executive Officer of
Director                                   Benesse Holdings International, Inc. From 1985 to February 1998, Mr.
                                           Obara served as Vice President of Citibank/Citicorp, Private Banking
                                           (1992 to 1998); Vice President and Senior Banker, Citicorp Venture
                                           Capital (1989 to 1991); Vice President and Senior Banker, World
                                           Corporation Group of Citibank/Citicorp (1987 to 1989); and Vice President
                                           and Executive Director, Citibank/Citicorp Mexico (1985 to 1987). From
                                           1978 to 1985, Mr. Obara held positions of Section Manager and Deputy
                                           General Manager with the Mitsubishi Corporation. He currently serves on the Board of Directors of Technology Educational Network, and Benesse
                                           Holdings International, Inc. Mr. Obara has served as a Director of the
                                           Company since March 2, 1999. His term will expire in 2001.

Henry D. James, 62                         Mr. James has served as Executive Vice President and Chief Financial
Executive Vice President and               Officer of the Company since November 21, 1995, and as its Vice President
Chief Financial Officer;                   and Chief Financial Officer from January 1, 1995 to November 1995. He
Director                                   previously served as Vice President and Controller of the Company and its
                                           predecessor, Berlitz Languages, since 1981. Mr. James joined Berlitz
                                           Languages in 1977 and served as Controller with that company prior to
                                           1981. Mr. James has served as a Director of

                                           the Company since November 21, 1995. His term will expire in 2000.

Robert Minsky, 55                          Mr. Minsky has served as Executive Vice President, Corporate Planning and
Executive Vice President,                  Marketing of the Company since August 1, 1997. Prior thereto, he served
Corporate Planning and Marketing;          as Executive Vice President and Chief Operating Officer, Translations and
Director (A)                               Publishing of the Company from January 1, 1995 to December 31, 1997, as
                                           Executive Vice President, Translations of the Company from October 1,
                                           1993 to January 1995, and as Chief Financial Officer of the Company from
                                           November 1990 to January 1995. From November 1990 to October 1993, he
                                           also served as Vice President. Mr. Minsky has served as a Director of the
                                           Company since April 1991. His term will expire in 2001.

Laurence M. Berg, 33;                      Mr. Berg has been associated with Apollo Advisors, L.P. ("Apollo") since
Director                                   1992 and a partner since 1995, which, together with its affiliates
                                           (including Apollo Management IV, L.P.), act as managing general partner of Apollo Investment Fund, L.P., AIF II, L.P., Apollo Investment Fund
                                           III, L.P. and Apollo Investment Fund IV, L.P. which are private securities investment funds. Prior thereto, Mr. Berg was a member of the
                                           Mergers and Acquisitions Department of Drexel Burnham Lambert
                                           Incorporated. Mr. Berg is a director of Continental Graphics Holdings,
                                           Inc.; and Rent-A-Center, Inc. Mr. Berg received his MBA from the Harvard
                                           Business School and received his BS in economics from the University of
                                           Pennsylvania's Wharton School of Business. Mr. Berg has served as a
                                           Director of the Company since March 11, 1999, in connection with the
                                           Company's issuance of convertible debentures to two affiliates of Apollo.
                                           His term will expire in 2001.

Takuro Isoda, 64                           Since July, 1999, Mr. Isoda has been the President of Isoda & Associates,
Director                                   Inc., of Tokyo and President of Rich Capital, Inc, of Osaka. He has been
(B)(C)(D)                                  a Senior Advisor for Nippon Investment & Finance Co. Ltd. since July
                                           1998, and was its Chairman from June 1994 and its President from January
                                           1990 to May 1994. Prior to that, Mr. Isoda served in various positions with Daiwa Securities since first joining the company in 1959, including, most recently, Chairman & CEO of Daiwa Securities of America, Inc., New
                                           York (January 1985 to January 1990), and Senior Managing Director of
                                           Daiwa Securities Co., Ltd., Tokyo (December

                                           1988 to January 1990). Mr. Isoda is Vice Chairman and a Director of the
                                           New Business Conference, Tokyo, and a Director of the Japan Academic
                                           Society for Ventures and Entrepreneurs, each of which is a non-profit governmental policy advisory and new venture support group. He also serves as a Director of atJapan.com Kabushiki Kaisha, Tokyo, VHC
                                           Kabushiki Kaisha, Tokyo, Inter.Office, Co., Ltd. Tokyo, Effetto Holding,
                                           Inc., Tokyo, and J-bridge.com. Mr. Isoda is an Advisor to Webster
                                           Communications Corporation Plc., Wiltshire, UK, ILC, Inc., Hiroshima,
                                           Liquid Audio Japan, Ltd., Tokyo, Harvey Labo, Inc., Tokyo,
                                           Imagawa-Misawaya Securities Co., Ltd., Tokyo, Rich Kabushiki Kaisha,
                                           Osaka and Big Sons, Ltd., Osaka. He also serves as an Advisor to
                                           Americans for Indian Opportunity, New Mexico, a non-profit organization.
                                           He is the Statutory Auditor for Just Co., of Omiya-shi, Saitama
                                           Prefecture, Japan and Asteric, Inc. of Tokyo. Mr. Isoda has served as a
                                           Director of the Company since June 1998. His term will expire in 2000.

Edward G. Nelson, 68                       Since January 1985, Mr. Nelson has served as Chairman and President of
Director                                   Nelson Capital  Corporation. From 1983 to 1985, he was Chairman and Chief
(B)(C)(D)(E)                               Executive Officer of Commerce Union Corporation. He also serves on the
                                           Board of Directors of ClinTrials Research, Inc., Central Parking System
                                           and Advocat, Inc. He is a trustee of Vanderbilt University. Mr. Nelson became a Director of the Company in February 1993. His term will expire in 2000.

Robert L. Purdum, 64                       Mr. Purdum is the retired Chairman of the Board of Armco, Inc. and
Director (B)(C)(D)(E)                      currently is a partner with American Industrial Partners, a private investment company located in New York and San Francisco. During his
                                           Armco career, he served in various positions since first joining Armco in
                                           1962, including Chairman and Chief Executive Officer (November 1990 to
                                           December 1993), President and Chief Executive Officer (April 1990 to
                                           November 1990), President (October 1986 to April 1990), Chief Operating
                                           Officer (February 1985 to October 1986) and Chief Executive Officer -
                                           Steel Group (November 1982 to February 1985). Mr. Purdum has also served on the Board of Directors of Holophane Corporation since 1994. Mr. Purdum has served as a Director of the Company since August 1994. His term will expire in 2000.

Antony P. Ressler, 39;                     Mr. Ressler co-founded Apollo Advisors, L.P. ("Apollo") in 1990. Mr.
Director                                   Ressler also founded Ares Management, L.P. in 1997, the general partner of the Ares Funds, including Ares Leveraged Investment Funds I, II and
                                           III private securities investment funds focused primarily on debt and mezzanine/equity investments. Prior to 1990, Mr. Ressler served as a
                                           Senior Vice President in the High Yield Bond Department of Drexel Burham
                                           Lambert Incorporated, with responsibility for the New Issue/Syndicate
                                           Desk. Mr. Ressler serves on several boards of directors including: Allied
                                           Waste Industries, Inc.; Prandium Inc.; and Vail Resorts, Inc., as well as on the Supervisory Board of Directors of Buhrmann NV. Mr. Ressler is on
                                           the Board of Directors of LAAMP/LEARN, one of the largest public school reform movements in the U.S., a member of the Board of Advisors of the
                                           UCLA Medical Center, a member of the Executive Committee of the Board of
                                           Directors of the Jonsson Comprehensive Cancer Center at UCLA and a member of the Board of Trustees of the Center for Early Education. Mr. Ressler
                                           is also one of the founding members of the Board of the Painted Turtle
                                           Camp, the Southern California chapter of The Hole in the Wall Gang Camps created to serve children dealing with chronic and life threatening illnesses by creating memorable, old-fashioned camping experiences. Mr.
                                           Ressler received his B.S.F.S. from Georgetown University's School of
                                           Foreign Service and received his MBA from Columbia University's Graduate
                                           School of Business. Mr. Ressler has served as a Director of the Company since March 11, 1999 in connection with the Company's issuance of convertible debentures to two affiliates of Apollo. His term will expire in 2000.

Naoto Sugiyama, 41                         Mr. Sugiyama has served as General Manager of Benesse's Finance
Director                                   Department since January 1998. He has served in various other positions with Benesse since first joining in January 1993, including Deputy
                                           General Manager of Account Department (January 1997 to December 1997),
                                           Senior Manager of Account Department (January 1995 to December 1996) and
                                           Manager of Account Department (January 1993 to December 1994). From 1981
                                           to 1992, Mr. Sugiyama served in various positions with The Sanwa Bank,
                                           Ltd., including Senior Manager of its Capital Market Department (April
                                           1992 to December 1992) and Senior Manager of its Brussels Branch (April
                                           1991 to March 1992). Mr. Sugiyama has served as a Director of the Company since June 1999, and will be retiring from the Board of the Company effective March 7, 2000.

Ellen Adler, 44                            Ms. Adler has served as Vice President, Worldwide Publishing of the
Vice President, Worldwide Publishing       Company since October 1, 1997. Prior thereto, she served in various positions with the Company including Managing Director, North America
                                           Publishing (January 1996 to September 1997), Publisher, North and South
                                           America (January 1994 to December 1995), Director of Berlitz Publishing,
                                           Inc. (July 1989 to December 1993), and Director of Operations, USA
                                           (November 1988 to July 1989)

Jose Alvarino, 60                          Mr. Alvarino has been Vice President, Latin America Languages Services,
Vice President                             since January 1, 1999, prior to which he was Vice President, Latin
                                           American Division of the Company since October 1989. Prior thereto, he served in the same capacity with Berlitz Languages from 1985 until
                                           October 1989. Mr. Alvarino was first employed by Berlitz Languages in
                                           1970 and served in various positions from that time until being appointed
                                           Vice President in 1985.

Mark Harris, 46                            Mr. Harris has served as Vice President, North America Language Services,
Vice President                             since January 1, 1999, prior to which he was Vice President, North
                                           America Division of the Company since October 1, 1997. Prior thereto, he served in various positions with the Company, including Managing Director of Berlitz on Campus (September 1993 to September 1997) and Berlitz
                                           Regional Manager, New Business Development, Far East (May 1987 through
                                           August 1993). Mr. Harris was first employed by Berlitz Languages in 1978.

Brian Kelly, 53                            Mr. Kelly has served as Vice President, Berlitz GlobalNET Europe since
Vice President                             January 1, 1999 and as Vice President, Western Europe Division of the
                                           Company from January 1996 until January 1, 1999 and as General Manager,
                                           Translations Services Europe since January 1993. Prior to that he was
                                           Managing Director of Softrans International Ltd., of which the Company acquired a 51% ownership interest in December 1991 and the remaining 49%
                                           in 1994. Mr. Kelly founded Softrans in 1984 and prior to that held senior management positions with Apple Computer and Data General.

Susumu Kojima, 57                          Since 1993, Mr. Kojima has served in several positions with

Vice President,                            Berlitz, including: Vice President, Asia Language Services (since March 2,
Asia Language Services                     1999); Executive Vice President, Asia Division (January 1, 1996 to March 1,
                                           1999); Executive Vice President, Corporate Planning, (September 1993 to
                                           December 1995); and Senior Vice President, Corporate Planning (February
                                           1993 to September 1993). Mr. Kojima also served as a Director of Benesse from March 1993 until June 1998. Prior to March 1993, he was Joint
                                           General Manager of the Business Development Department of The Industrial
                                           Bank of Japan, Limited ("I.B.J.") from June 1991 to February 1993.
                                           Between November 1987 and June 1991, he served as Senior Deputy General
                                           Manager, Industrial Research Department of I.B.J. after having served as
                                           Chief Representative of I.B.J.'s Washington Representative Office from
                                           September 1983. Mr. Kojima served as a Director of the Company from
                                           February 1993 until his retirement from the Board on March 2, 1999.

Wolfgang Wiedeler, 55                      Mr. Wiedeler has been Vice President, Europe Language Services, since
Vice President                             January 1, 1999, prior to which he was Vice President, Central/Eastern
                                           Europe Division of the Company since January 1, 1995, and Vice President,
                                           Language Instruction, European Division of the Company from September
                                           1993 to December 1995. From May 1992 to September 1993 he was Vice
                                           President, Central/Eastern European Operations. Prior thereto, he served as Divisional Manager of German-speaking countries since October 1989.
                                           Prior thereto he served in the same capacity for Berlitz Languages from his initial employment in 1984.

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

James Kahl, 58, has been selected as Mr. Sugiyama's successor on the Company's Board of Directors effective March 7, 2000. Mr. Kahl was Chairman of the Board, Chief Executive Officer and President of La Petite Academy, a provider of preschool and childcare services from 1993 until December 31, 1999. From 1991 until 1993, he was a Senior Vice President of Knott's Berry Farm. From 1983 until 1991, he held a number of senior executive positions at

Marriott Corporation, including Senior Vice President of Administration, Chief Financial Officer, and Senior Vice President, Operations. From 1964 until 1982, he held a variety of positions at Arthur Andersen & Co., including Managing Partner. Mr. Kahl also serves on the board of Directors of La Petite Academy.

Robert C. Hendon, Jr., 62, who retired from the Company effective December 31, 1999, had served as Vice President, Legal Department of the Company from January 1, 1995 and as Secretary and General Counsel of the Company since April 1992. Paul H. Weinstein, 49, was appointed as General Counsel and Secretary of the Company effective January 1, 2000. Mr. Weinstein joined Berlitz as Associate General Counsel in 1995, and was named Deputy General Counsel in January, 1999. Before joining Berlitz, he practiced law privately (1994 to1995), served as Counsel to the Motion Picture Association of America (1991 to 1994), as Vice President of Legal and Business Affairs of LJN Toys, Ltd. (1987 to 1991) and as Counsel at MGM/UA Home Entertainment Group, Inc. (1982 to1987).

On March 20, 2000, the Company announced the retirement of Mr. Yokoi as Vice Chairman, Chief Executive Officer and President effective June 30, 2000. Mr. Yokoi will continue to serve on the Company's Board of Directors for the next two years. Also retiring at the same time as Mr. Yokoi will be Mr. James. Mr. Kahl will assume the post of Vice Chairman effective July 1, 2000, while Mr. Minsky will assume the responsibilities of Executive Vice President and Chief Financial Officer. The Company also announced a restructuring into two subsidiary companies effective July 1, 2000: Berlitz Language Services and Berlitz GlobalNET. Mr. Obara will serve as President and Chief Executive Officer for Berlitz Language Services, while Mr. Lewis will serve as President and Chief Executive Officer for Berlitz GlobalNET.

Significant Employees of the Registrant

The following table sets forth certain information concerning certain significant employees of the Company as of March 1, 2000.

Frank Garton, 53                           Mr. Garton has served as Vice President, Franchising of the Company since
Vice President                             March 1995. Prior to that, he was Director of Worldwide Franchise Sales and Corporate Development for King Bear Enterprises from 1987 to 1995.
                                           From 1978 to 1987, Mr. Garton was President and Chief Executive Officer
                                           of Regeneration, Inc., an automotive components manufacturing company with internationally franchised manufacturing processes.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of Common Stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, the Company does not have any present intention to commence paying dividends. Holders of Common Stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 66 holders of record of Common Stock as of March 13, 2000 (one of which was Cede & Company, at which 1.9 million shares were held by brokers in street name.)

The sales prices per share of Common Stock as reported by the NYSE for each quarter during the period from January 1, 1998 until December 31, 1999 ranged as follows:

                                                 Price per Share
                                                 ---------------
                                              High               Low
                                              ----               ---
         First Quarter 1999                 $29               $22 1/2
         Second Quarter 1999                $22 15/16         $17 13/16
         Third Quarter 1999                 $21 1/16          $18
         Fourth Quarter 1999                $21 1/8           $16 7/16

         First Quarter 1998                 $27 3/8           $25 1/2
         Second Quarter 1998                $28 7/16          $27
         Third Quarter 1998                 $28 1/8           $26 5/16
         Fourth Quarter 1998                $30 5/8           $25 1/2

No Common Stock dividends were declared or paid for 1999 or 1998.

On April 29, 1997, the Company and Benesse Holdings International, Inc. ("BHI"), the Company's majority shareholder, signed a definitive contract whereby the Company agreed to sell to BHI 250,000 shares of the Company's Common Stock for $6,110,000, or $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction. Since this offering was made to a single shareholder who is the majority shareholder of the Company, the transaction was deemed to be a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used for general corporate purposes.

On March 11, 1999, the Company issued $155 million aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm and to BHI. This transaction was deemed to be a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. Principal amounts outstanding under such debentures are not due until March 2011. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments. The Company used the proceeds from the sale of the Convertible Debentures to a) repay in full existing long term indebtedness, and b) for general corporate purposes.

ITEM 6.  Selected Financial Data

                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)

                                                               Year Ended December 31,
                                          ----------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
---------------------
Sales of services and
products sold                             $  446,181  $  436,303  $  397,209  $  369,622  $  354,509
                                          ----------  ----------  ----------  ----------  ----------
Cost and expenses:
  Cost of services and
     products sold                           267,176     253,842     235,020     222,313     216,443
  Selling, general and
     administrative                          148,803     142,147     124,945     113,695     105,039
  Amortization of publishing rights,
     excess of cost over net assets
     acquired and other intangibles           18,024      17,265      14,183      12,746      13,425
  Other expense, net                          10,456      15,370      10,008       8,054       8,826
                                          ----------  ----------  ----------  ----------  ----------
     Total costs and expenses                444,459     428,624     384,156     356,808     343,733
                                          ----------  ----------  ----------  ----------  ----------
  Income before income taxes, minority
     interest, extraordinary item and
     cumulative effect of accounting
     change                               $    1,722  $    7,679  $   13,053  $   12,814  $   10,776
                                          ==========  ==========  ==========  ==========  ==========
  Minority interest income/(expense)      $      668  $       68  $     (613) $   (1,503) $   (1,106)
                                          ==========  ==========  ==========  ==========  ==========
 (Loss) income before extraordinary item
     and cumulative effect of accounting
     change                               $   (5,325) $    2,082  $    5,351  $    3,803  $    2,270
  Extraordinary loss (1)(2)                   (2,154)          -      (6,285)          -           -
  Cumulative effect of accounting change
     (3)                                      (5,605)          -           -           -           -
                                          ----------  ----------  ----------  ----------  ----------
  Net (loss) income                       $  (13,084) $    2,082  $     (934) $    3,803  $    2,270
                                          ==========  ==========  ==========  ==========  ==========

Earnings (loss) per share (both basic and
diluted):
 (Loss) income before extraordinary item
     and cumulative effect of accounting
     change                               $   (0.56)  $     0.22  $     0.56  $     0.40  $     0.23
  Extraordinary loss                          (0.22)           -       (0.66)          -           -
  Cumulative effect of accounting change      (0.59)           -           -           -           -
                                          ----------  ----------  ----------  ----------  ----------
  Earnings (loss) per share               $   (1.37)  $     0.22  $    (0.10) $     0.40  $     0.23
                                          ==========  ==========  ==========  ==========  ==========
Average number of shares (000)                 9,530       9,530       9,550       9,569      10,033
                                          ==========  ==========  ==========  ==========  ==========

Balance sheet data (at year end):
---------------------------------
Total assets(1)                           $  697,020  $  663,461  $  661,515  $  561,245  $  576,930
Long-term debt (including convertible
     debentures) (1)(2)                   $  156,887  $  129,387  $  142,369  $   56,353  $   67,081
Shareholders' equity                      $  338,687  $  354,986  $  346,978  $  357,407  $  370,416

Other data:
----------
Dividends declared                        $        -  $        -  $        -  $        -  $        -
                                          ==========  ==========  ==========  ==========  ==========
Language lessons given
     during year (000)                         5,992       5,826       5,548       5,139       4,947
Company-operated language
     centers at year end                         338         332         334         325         323
Growth in same center
     sales from year to year (4)                 0.0%        4.8%        7.5%        6.0%        3.0%

(1) Included in the increase in total assets from December 31, 1996 to December 31, 1997 was $103 million in intangibles related to the Company's August 28, 1997 acquisition of ELS Educational Services, Inc. ("ELS"), a privately held provider of intensive English language instruction. Financing for this acquisition, and simultaneous refinancing of the Company's existing Senior Notes, Term Loan, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility"). In connection with this refinancing, the Company incurred in 1997 an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the Senior Notes and the write-off of unamortized deferred financing costs. Long-term debt increased from 1996 to 1997 due to amounts outstanding under the Bank Facility at December 31, 1997.

(2) On March 11, 1999, the Company issued $155 million aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm and to Benesse Holding International, Inc. ("BHI"), the Company's majority shareholder. Principal amounts outstanding under such debentures are not due until March 2011. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

         Simultaneously with this transaction, the Company extinguished all outstanding indebtedness pursuant to the Bank Facility and terminated its interest rate swap agreement, which hedged the floating rate Bank Facility. Consequently, in 1999, the Company recorded an extraordinary loss, net of tax benefit, of approximately $2.2 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

(3) On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") to provide its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999 and changed its method of recognizing income from deferred revenues on lessons paid for but not expected to be taken.

(4) Indicates year-over-year increase, excluding the impact of foreign currency rate fluctuations, in sales by Language Instruction centers which were operating during the entirety of both years being compared.

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

General Overview

As of January 1, 1999, the Company reorganized into two separate autonomous business segments: (i) Language Services, consisting of the Instruction, ELS/BOC (i.e., ELS Educational Services, Inc. ("ELS") and Berlitz on Campus ("BOC"), Publishing, Franchising, and Cross Cultural sub-segments; and (ii) Berlitz GlobalNET (formerly known as Translation Services). These are strategic business units that offer different products and services and are managed separately by senior management due to different technology and marketing strategies.

Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The ELS/BOC sub-segment provides intensive on-campus English education programs. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

Berlitz GlobalNET provides high quality technical documentation translation, interpreting and rapidly expanding offerings in eBusiness Globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, designing, implementing and maintaining multilingual Websites.

Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is organized into three geographic divisions: the Americas (North America and Latin America), Asia and Europe.

The Company's sales grew from $397.2 million in 1997 to $446.2 million in 1999, a compounded annual growth rate of 6.0%. This growth was primarily attributable to a full period of revenues in 1999 for ELS (which was purchased in August
1997) and to increased volume in certain geographic regions, partially offset by unfavorable exchange rate fluctuations. Earnings before extraordinary items and the cumulative effect of an accounting change dropped from earnings of $5.4 million ($0.56 basic and diluted earnings per share) to a loss of $5.3 million ($0.56 basic and diluted loss per share) in the same three-year period. Earnings were adversely affected by a number of factors, including: a) reduced margins for ELS/BOC, whose sales were hurt by economic conditions in Asia and Latin America as well as by certain organizational changes; b) lower operating profits for Berlitz GlobalNET arising from tighter margins on interpretation services with the U.S. government, investment in sales and technology resources, and integration costs associated with 1999 acquisitions; c) increases in salary and related costs and other administrative costs; and d) higher amortization of goodwill arising from acquisitions. The factors impacting sales and earnings are discussed in greater detail in the pages that follow.

The following table shows the Company's income and expense data as a percentage of sales:

                                                                                      Year Ended December 31,
                                                                                    1999       1998       1997
                                                                                    ----       ----       ----
     Sales of Services and Products                                                100.0%     100.0%     100.0%
                                                                                 -------------------------------
     Costs of services and products sold (1)                                        59.9       58.1       59.2
     Selling, general and administrative (2)                                        33.4       32.6       31.5
     Amortization of publishing rights, excess of cost over net assets
     acquired, and other intangible assets and other intangibles                     4.0        4.0        3.6
     Interest expense on long-term debt                                              0.4        2.5        2.1
     Interest expense on convertible debentures                                      1.4        -          -
     Interest expense to affiliate                                                   0.6        0.5        0.5
     Other (income) expense, net                                                    (0.1)       0.5       (0.2)
                                                                                 -------------------------------
        Total costs and expenses                                                    99.6       98.2       96.7
                                                                                 -------------------------------
     Income before income taxes, minority interest in earnings of
     subsidiary, extraordinary item and the cumulative effect of                     0.4        1.8         3.3
     accounting change
     Income tax expense                                                             (1.7)      (1.3)       (1.8)
     Minority interest income (expense)                                              0.1        -          (0.2)
                                                                                 -------------------------------
     (Loss) income before extraordinary item and cumulative effect of
     accounting change                                                              (1.2)       0.5         1.3
     Extraordinary loss from extinguishment of debt, net of tax benefit             (0.5)       -          (1.6)
     Cumulative effect of accounting change                                         (1.2)       -           -
                                                                                 -------------------------------
     Net (loss) income                                                              (2.9)%      0.5%       (0.3)%
                                                                                 ===============================
     (Footnotes on next page)

(1) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance, depreciation and other center operating expenses.

(2) Consists primarily of administrative salaries, marketing and advertising expenses, and other headquarters related expenses.

The Company's recent revenue growth has occurred through both expansion of existing business and through acquisitions. For example, in August 1997, the Company purchased ELS, a privately held provider of intensive English language instruction, for $96.3 million plus various transaction-related expenses. ELS contributed $43.2 million, $53.4 million and $19.9 million, respectively, in post acquisition revenues for the years ended December 31, 1999, 1998 and 1997. In 1998, the Company made two translation-related services acquisitions in Europe and, in 1999, the Company acquired three translation services companies which, among other things, strengthened Berlitz GlobalNET's presence in two new geographical areas. The 1999 acquisitions were of: Language Management International, Inc., which gives Berlitz skilled localization professionals and managers in the United States, Latin America and Singapore; Astratec, the leading translation/localization vendor in Brazil; and Multilingual Technology Ltd in the United Kingdom. Through December 31, 1999, the Company's cumulative-to-date cash used in investing activities in connection with these five translations services acquisitions was approximately $12.3 million.

The Company's operations also benefit from a number of global trends: the globalization of many sectors of the world economy, the rapid expansion of the Internet, and the increasing number of Internet/Web users whose native language is not English. Globalization increases the demand for cross-language communication within and between companies, driving the market for corporate language training, while the Company's Berlitz GlobalNET division is a leader in the market for services to support the language aspects of globalization, Internet publishing and eBusiness.


Internal actions over the three year period have also helped the Company grow. For example, in Instruction, the Company continued to expand several niche programs, including cross-cultural services, Berlitz Jr(R), and Berlitz Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. The Company has also increased its emphasis on more profitable semi-private and group lessons. To further increase its market presence, the Company has utilized franchising and joint ventures in emerging and secondary markets.

In the Berlitz GlobalNET segment, there has been a continued focus on large corporate relationships, development of new customer accounts, superior customer satisfaction, and the expansion of services, including rapidly expanding offerings in eBusiness Globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, designing, implementing and maintaining multilingual

Websites. As Berlitz GlobalNET grows, the Company will seek to continue improving the profitability of the segment through (i) the deployment of the latest technology, including the use of the Internet, to optimize internal operational efficiency; (ii) increasing productivity through the use of more advanced computer-aided translation tools; (iii) continuing to centralize certain non-linguistic functions, such as software engineering, software quality assurance and desktop publishing; and (iv) hiring, training and retaining the highest quality talent available in the industry.

Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For the three years ended December 31, 1999, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 65%, including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound, and French and Swiss francs. As a result, changes in exchange rates affected the comparisons of the Company's earnings from period to period, adversely affecting 1997's through 1999's financial results when the dollar generally strengthened. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales and EBITA(1) during the periods presented:

                                      Percentage Growth (Decline)
                                            From Prior Year
                                         Year Ended December 31,
                                     1999           1998          1997
                                ---------      ---------     ---------
         Sales:
            Operations (2)            4.2%          14.2%         14.0%
            Exchange                 (1.9)          (4.4)         (6.5)
                                ---------      ---------     ---------
                  Total               2.3%           9.8%          7.5%
                                =========      =========     =========
         EBITA:
            Operations (2)         (22.4)%          15.7%         17.8%
            Exchange                (2.7)           (7.5)         (7.0)
                                ---------      ---------     ---------
                  Total            (25.1)%           8.2%         10.8%
                                =========      =========     =========

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

(2) Adjusted to eliminate fluctuations in foreign currency exchange rates from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being compared.

The year to year comparison of the results of operations are discussed in further detail in the sections which follow.

Year ended December 31, 1999 vs. Year ended December 31, 1998

Sales for the twelve months ended December 31, 1999 were $446.2 million, 2.3% above the prior year. The sales growth was primarily due to activity generated from the Instruction and Berlitz GlobalNET business units, which was partially offset by reduced sales volume from ELS/BOC programs, and unfavorable foreign exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $8.4 million, sales increased from the prior year by 4.2%. The following table compares revenues by business segment.

Business Segment Revenues:                                       (Dollars in millions)
-------------------------          ------------------------------------------------------------------------------
                                          December 31,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998        Exchange (2)     Operations (1)        Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $     277.1     $     267.9    $      (6.5)     $        15.7     $       9.2
   ELS/BOC                                56.3            65.7            0.1               (9.5)           (9.4)
   Publishing                             12.9            14.8           (0.1)              (1.8)           (1.9)
   Franchising                             1.8             1.8            -                  -               -
   Other                                   2.7             1.9           (0.1)               0.9             0.8
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                  350.8           352.1           (6.6)               5.3            (1.3)
Berlitz GlobalNET                         95.4            84.3           (1.8)              12.9            11.1
Eliminations                               -              (0.1)           -                  0.1             0.1
                                   -----------     -----------    ------------     --------------    ------------
Total                              $     446.2     $     436.3    $      (8.4)     $        18.3     $       9.9
                                   ===========     ===========    ============     ==============    ============

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency exchange rates from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuation ($8.4 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real) and all European currencies, offset by a weaker dollar against the Japanese yen.

Within Language Services, Instruction sales for 1999 rose 3.4% from the prior year and, excluding unfavorable exchange rate fluctuations, were 5.8% higher than in 1998. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries. Total Instruction lesson volume increased 2.5% from the prior year, primarily as strength in Mexico, Germany, Israel, and France was offset by weakness in the USA, Venezuela and Argentina.

Geographically, Instruction revenue and lesson volume were dispersed as follows:

Instruction Revenue:                                            (Dollars in millions)
-------------------                ------------------------------------------------------------------------------
                                          December 31,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange         Operations          Total
                                   -----------     -----------    ------------     --------------    ------------
   North America                   $      47.9     $      49.9    $        -       $         (2.0)   $       (2.0) (1)
   Asia                                   73.1            59.9             9.3                3.9            13.2  (2)
   Latin America                          45.8            52.3           (10.3)               3.8            (6.5) (3)
   Europe                                110.3           105.8            (5.5)              10.0             4.5  (4)
                                   -----------     -----------    ------------     --------------    ------------
   Total revenue                   $     277.1     $     267.9    $       (6.5)    $         15.7    $        9.2
                                   ===========     ===========    ============     ==============    ============

(Footnotes on next page)

(1) Decline was due to lesson volume shortfalls in the USA.
(2) Primarily reflected the effect of a weaker US dollar against the Japanese yen, and increased volume from Korea and Japan.
(3) Primarily reflected the effect of a stronger dollar against all Latin America currencies (primarily the Brazilian real), partially offset by volume and ARPL increases in Mexico.
(4) Primarily reflected improved volume and ARPL in most countries (in particular Belgium, France, Germany, Israel, and Poland), as well as unfavorable exchange rate fluctuations in France, Germany, Israel and Poland.


Instruction Lesson Volume:                                        (Lessons in thousands)
-------------------------             --------------------------------------------------------------------------
                                                December 31,                  Growth (Decline) from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           1999               1998             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------
   North America                         1,090.3            1,157.0             (66.7)              (5.8)% (1)
   Asia                                  1,106.9            1,039.8              67.1                6.5%  (2)
   Latin America                         1,311.5            1,300.6              10.9                0.8%  (3)
   Europe                                2,460.9            2,328.9             132.0                5.7%  (4)
                                      ---------------    ---------------    --------------     -----------------
   Total lesson volume                   5,969.6            5,826.3             143.3                2.5%
                                      ===============    ===============    ==============     =================

-------------------------------------
(1) North America's volume decline primarily reflected reduced institutional training volume due to mergers and acquisitions in the petroleum and financial service sectors, resulting in reduced lesson demand due to downsizing, a decrease in expatriations, and the freezing of training budgets by these companies.
(2) Almost two thirds of Asia's increase is due to the inclusion in 1999 data of volume from the Korea joint venture, which in 1998 was not consolidated into operating results due to a minority interest ownership at that time. The remaining increase is attributable to special program promotions in Japan and growth in Malaysia.
(3) Overall lesson volume increased in Latin America primarily due to strong sales and growth in Mexico and Peru. However, lesson volume was down in Venezuela, Argentina, Chile and Colombia due to uncertain economies in these countries.
(4) Europe's volume improvement reflected continued growth in the region, with the largest increases generated by Germany, Israel, France, and Poland. Two new school openings in Israel and one in France and Poland helped contribute to the improved volume in those countries.


In 1999, ARPL was $40.84, as compared to $40.87 in 1998. The decrease reflected the effects of unfavorable exchange rate fluctuations (i.e., $1.08), partially offset by the favorable impact of product mix and price increases (i.e., $1.05). ARPL ranged from a high of approximately $62.58 in Japan to a low of $15.08 in Thailand, reflecting the effects of foreign exchange rates and differences in the economic value of the services provided.

Within Language Services, ELS/BOC revenues declined 14.3% from the prior year. ELS/BOC was affected by weakened Asian student enrollments due to the economic conditions in the Far East. Enrollments from Latin America were also down due to economic instability in Venezuela and Brazil, and the increased strength of the dollar over the currencies in these countries. Aggressive pricing and agent commission structures by competitors also adversely affected results. In addition, due to organization changes and the relocation of the ELS headquarters from Los Angeles to Princeton in the latter part of 1998, many overseas sales agents did not sell the ELS programs aggressively in the latter months of 1998 and early part of 1999 due to perceived uncertainties about the future of ELS programs. This adversely affected student arrivals during 1999. ELS/BOC has taken actions to address these matters, including filling vacant sales positions and articulating its new business plan to its agents, monitoring and reducing overhead expenses, undertaking significant sales and promotional activities to inform new and existing sales agents about the new consolidated ELS Language Centers network and initiating a website project to support agent sales, direct marketing and relationship marketing efforts.

Publishing revenues declined $1.9 million, or 12.5%, from the prior year due to the cancellation of direct response sale programs in the second half of 1999, and a large sale to a German distributor in 1998 which benefited the 1998 results. Franchising revenues were flat with the prior year. ELS added a net of 2 franchises and Berlitz added 9 franchises during 1999.

Berlitz GlobalNET sales increased 13.2% over 1998, and, excluding the unfavorable effects of exchange rate fluctuations, rose 15.4% from 1998. Geographically, sales were above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region:


Berlitz GlobalNET Revenue:                                        (Dollars in millions)
--------------------------           --------------------------------------------------------------------------
                                           December 31,                 Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                         1999           1998        Exchange       Operations         Total
                                     -----------    -----------    -----------    -------------    ------------
     Americas                        $    43.7      $    40.8      $    (0.1)     $     3.0        $     2.9 (1)
     Asia                                  6.0            4.3            0.5            1.2              1.7 (2)
     Europe                               50.6           43.5           (2.4)           9.5              7.1 (3)
     Inter-company eliminations           (4.9)          (4.3)           0.2           (0.8)            (0.6)
                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    95.4      $    84.3      $    (1.8)     $    12.9        $    11.1
                                     ===========    ===========    ===========    =============    ============

(1) Sales were higher than prior year in the Americas due to results from businesses acquired in June and August of 1999, and continued strength in traditional business.
(2) The sales increase in Asia reflected volume increases in Japan, and an acquired business in Singapore.
(3) The sales increase in Europe reflected volume increases in Norway, Ireland and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively.

The total Company's cost of services and products sold as a percentage of sales was 59.9% in

1999, compared to 58.1% in the prior period. The higher percentage was mainly attributable to a decline in GlobalNET production margins, higher teacher salaries, and higher rent expense. Selling, general and administrative expenses as a percentage of sales were 33.4% in 1999, compared with 32.6% in the prior year. The increase was due primarily to higher administrative salaries.

The total Company's EBITA for 1999 was $30.2 million, or 6.8% of sales, compared to $40.3 million, or 9.2% of sales, in the prior year . The following table displays the comparative EBITA by business segment:


Business Segment EBITA:                                          (Dollars in millions)
-----------------------               ---------------------------------------------------------------------------
                                            December 31,                  Growth (Decline) from Prior Year
                                      --------------------------    ---------------------------------------------
                                         1999           1998         Exchange       Operations         Total
                                      -----------    -----------    -----------     ------------    -------------
   Language Services:
      Instruction                     $    55.0      $    56.7      $    (1.3)      $    (0.4) (2)  $    (1.7)
      ELS/BOC                               2.3            6.2            -              (3.9) (3)       (3.9)
      Publishing                            0.7            1.3            -              (0.6) (4)       (0.6)
      Franchising                           0.4            -              -               0.4             0.4
      Overhead & Other                    (20.1)         (18.7)           0.5            (1.9) (5)       (1.4)
                                      -----------    -----------    -----------     ------------    -------------
   Total Language Services                 38.3           45.5           (0.8)           (6.4)           (7.2)
   Berlitz GlobalNET                        6.0            8.3           (0.3)           (2.0) (6)       (2.3)
   Corporate and other                    (14.1)         (13.5)           -              (0.6) (7)       (0.6)
                                      -----------    -----------    -----------     ------------    -------------
   Total                              $    30.2      $    40.3      $    (1.1) (1)  $    (9.0)      $   (10.1)
                                      ===========    ===========    ===========     ============    =============

                           EBITA Margin %:                            December 31,
                           ---------------                     -------------------------
                                                                  1999           1998
                                                               ----------     ----------
                           Language Services:
                              Instruction (8)                      19.8%          21.2%
                              ELS/BOC (3)                           4.1%           9.5%
                              Publishing (4)                        5.3%           9.0%
                              Franchising                          25.5%           2.1%
                           Total Language Services                 10.9%          12.9%
                           Berlitz GlobalNET (6)                    6.3%           9.8%
                           Total                                    6.8%           9.2%
                           ---------------

(1) The net unfavorable foreign exchange impact was attributable mainly to the Latin American countries.

    (Footnotes continued on next page)

(2) The decline in Instruction operating EBITA was due mainly to weakness in the U.S., Poland, and certain Latin American countries. In the U.S., growth in teacher salaries, rent and certain other fixed costs, coupled with a lesson volume decline, led to lower EBITA and EBITA margins. In Latin America, economic uncertainty in Argentina, Brazil, Colombia and Venezuela led to EBITA declines in these countries. In Poland, the EBITA was negatively affected by new legislation on teachers' social security. The decreases in these countries were partially offset by EBITA increases primarily in Mexico, Japan and most European countries; notably, France, UK, Denmark, and Spain.
(3) Despite reductions in its overall costs from the prior year, ELS/BOC's EBITA and EBITA margin decreased because the percentage decline in ELS' revenues outpaced the percentage decline of certain costs (most notably teachers' salaries, advertising and certain fixed expenses). In addition, an ELS joint venture in Japan, which commenced operations in October 1998 and opened a second center in April of 1999, generated an EBITA loss of $1.1 million in 1999 due to its start-up nature.
(4) Publishing's 1998 EBITA and EBITA margin benefited from certain items (including a large sale to a German distributor and a bad debt recovery) which were absent in 1999. Increases in amortization of prepublication costs also negatively impacted 1999 EBITA.
(5) Language Services' overhead cost increase over prior year was attributable to fixed employee costs, advertising and travel expenses.
(6) The decline in EBITA for Berlitz GlobalNET was due mainly to decreases in the Americas, Ireland and UK, arising from tighter margins on interpretation services with U.S. government, investment in sales and technology resources, and integration costs associated with current year acquisitions. These declines were partially offset by increased production in Norway, and increased activity in France and Poland from acquisitions made in the second and fourth quarters of 1998, respectively.
(7) Corporate expenses rose due to increases in salary and related costs, and other sundry expenses.
(8) The reduction in Instruction's 1999 EBITA Margin occurred primarily as teacher costs, rent and salary related costs grew faster than revenues.

As a result of the March 1999 issuance of Convertible Debentures and an affiliate note, and the related extinguishment of existing long-term debt, the Company's combined interest expense on long-term debt and convertible debentures for 1999 decreased $2.5 million from the prior year. This decrease was due principally to a reduced effective interest rate.

"Other income, net" for 1999 increased by $2.7 million over the prior year, primarily due to foreign exchange gains.

The Company recorded income tax expense of $7.7 million and $5.7 million in 1999 and 1998, respectively. The effective tax rates in both 1999 and 1998 were above the U.S. Federal statutory tax rate, primarily as a result of nondeductible amortization charges.

In connection with March 1999 extinguishment of long-term debt, the Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in 1999, the Company has recorded an extraordinary loss, net of tax benefit, of approximately $2.2 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken. Through December 1998, such amounts had been recognized in income based on historical experience by country; refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken were recognized in income when the obligation to issue a refund has constructively expired. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5.6 million (net of income tax benefit of $2.9 million and minority interest expense of $0.2 million).


Year Ended December 31, 1998 vs. Year Ended December 31, 1997

Sales for the twelve months ended December 31, 1998 were $436.3 million, 9.8% above the prior year. This improvement was due to increases from operating activity in all business segments, as well as a full year of results for ELS (which was purchased on August 28, 1997), partially offset by unfavorable exchange rate fluctuations. Excluding the results of ELS and the effects of exchange rate fluctuations, sales increased from the prior year by 6.1%. The following table compares revenues by business segment.

Business Segment Revenues:                                     (Dollars in millions)
--------------------------         ------------------------------------------------------------------------------
                                          December 31,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1998            1997        Exchange (2)     Operations (1)       Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $   267.9       $   260.4      $   (14.1)       $    21.6         $     7.5
   ELS/BOC                              65.7            36.4            -               29.3              29.3
   Publishing                           14.8            13.6           (0.1)             1.3               1.2
   Franchising                           1.8             1.0            -                0.8               0.8
   Other                                 1.9             2.0            -               (0.1)             (0.1)
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                352.1           313.4          (14.2)            52.9              38.7
Berlitz GlobalNET                       84.3            83.8           (3.3)             3.8               0.5
Eliminations                            (0.1)            -              -               (0.1)             (0.1)
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   436.3       $   397.2      $   (17.5)       $    56.6         $    39.1
                                   ===========     ===========    ============     ==============    ============

---------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency exchange rates from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.

(2) The unfavorable exchange rate fluctuation ($17.5 million) primarily resulted from a strengthened dollar against virtually all foreign currencies (most significantly the Japanese yen, Mexican peso, Irish punt, Brazilian real, Colombian peso and German mark).

Within Language Services, Instruction sales for 1998 rose 2.9% from the prior year and, excluding unfavorable exchange rate fluctuations, were 8.3% higher than in 1998. This improvement was primarily due to volume and ARPL increases. Total lesson volume increased 5.0% from the prior year.

Geographically, Instruction revenue and lesson volume were dispersed as follows:

Instruction Revenue:                                             (Dollars in millions)
-------------------                   --------------------------------------------------------------------------
                                            December 31,                 Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         1998           1997         Exchange       Operations         Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    49.9      $    48.4      $    (0.4)     $     1.9        $     1.5
   Asia                                    59.9           64.2           (5.3)           1.0             (4.3)(1)
   Latin America                           52.3           49.0           (5.5)           8.8              3.3 (2)
   Europe                                 105.8           98.8           (2.9)           9.9              7.0 (3)
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $   267.9      $   260.4      $   (14.1)     $    21.6        $     7.5
                                      ===========    ===========    ===========    =============    ============

-------------------------------------
(1) Primarily reflected the effect of a stronger US dollar against the Japanese yen.
(2) Primarily reflected volume and ARPL increases in Mexico, Brazil, Venezuela and Colombia, partially offset by the effect of a stronger dollar against all Latin America currencies.
(3) Primarily reflected improved volume and ARPL in most countries in central/eastern Europe (in particular Germany, Poland and Israel) and volume increases in France and Italy, partially offset by unfavorable exchange rate fluctuations in Germany, Israel and Poland and by volume decreases in England and Belgium.

Instruction Lesson Volume:                                          (Lessons in thousands)
-------------------------             --------------------------------------------------------------------------
                                                December 31,                 Growth (Decline) from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           1998               1997             lessons             Percentage
                                      ---------------    ---------------    --------------     -----------------
   North America                         1,157.0            1,150.0               7.0                0.6%
   Asia                                  1,039.8            1,039.8               -                  0.0% (1)
   Latin America                         1,300.6            1,183.4             117.2                9.9% (2)
   Europe                                2,328.9            2,174.5             154.4                7.1% (3)
                                      ---------------    ---------------    --------------
   Total lesson volume                   5,826.3            5,547.7             278.6                5.0%
                                      ===============    ===============    ==============

-------------------------------------
(1) Asia's volume remained flat despite the current economic recession, primarily reflecting the positive effects of special sales campaigns in Japan and expansion in new Asian markets.
(2) Lesson volume increased in Latin America primarily due to strong growth in Mexico, Peru and Venezuela. Brazil's lesson volume for 1998 rose 4% from 1997, although volume slowed in the fourth quarter of 1998 due to local economic conditions.
(3) Europe's volume improvement reflected growth in Germany, Poland, and Israel, as well as increases in lessons given to corporate clients in France and Italy. The increase is partially offset by a 24.1% decrease in lesson volume in England due in part to a decline in activity from overseas students applying for the Berlitz Study Abroad program.

In 1998, ARPL was $40.87, as compared to $41.71 in 1997. The decline reflected the effects of unfavorable exchange rate fluctuations of $2.17, and was negatively affected by changes in the client and lesson product mix in France, Singapore, Hong Kong and Spain. Excluding the effects of exchange rate fluctuations, the ARPL increased 3.2% over prior year. ARPL ranged from a high of approximately $58.89 in Brazil to a low of $13.77 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the service.

Within Language Services, ELS/BOC revenues in 1998 included twelve months of ELS results totaling $53.4 million, as compared to only post-acquisition revenues of $19.9 million for ELS in 1997. Excluding the results of ELS, sales declined, primarily due to reductions in business originating from the Far East (principally Korea and Japan).

Publishing revenues for 1998 increased $1.2 million, or 8.5%, from 1997. The increase was due to a large sale of German market versions of Think and Talk(R). Additionally, strong increases in trade bookstore sales in several key markets were offset by a decline in the direct response business in North America. Exchange rate fluctuations were not significant.

During the twelve months ended December 31, 1998, the Company opened a branch in China and six Company-owned language centers in Italy, Japan, Malaysia, Mexico and the United States. Same center sales (i.e., sales by centers which were operating during the entirety of both years being compared) grew by 4.8% over 1997, excluding the impact of foreign currency rate fluctuations. In addition, the Company opened 16 Berlitz franchises during 1998 in Austria, Chile, Croatia, Egypt, France, Germany, Guatemala, Kuwait, Malta, Mexico, Slovakia, Turkey, the United Arab Emirates, and the U.S., and two ELS franchises in Costa Rica and Panama.

Berlitz GlobalNET sales, excluding the unfavorable effects of exchange rate fluctuations, rose 4.5% from 1997. The Asia crisis impacted revenue on certain key accounts as customers changed product release decisions away from the Asian languages. This shortfall, estimated at approximately $10.0 million, was offset by increased volume from new accounts in the U.S., new business in certain emerging markets, and increased volume as a result of an acquisition in France consummated in June 1998. The following table compares Berlitz GlobalNET revenues by region:

Berlitz GlobalNET Revenue:                                     (Dollars in millions)
--------------------------           --------------------------------------------------------------------------
                                           December 31,                 Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        1998           1997         Exchange       Operations         Total
                                     -----------    -----------    -----------    -------------    ------------
     America                         $    40.8      $    38.6      $    (0.3)     $     2.5        $     2.2
     Asia                                  4.3            4.8           (0.5)           -               (0.5)
     Europe                               43.5           44.6           (2.5)           1.4             (1.1)
     Inter-company eliminations           (4.3)          (4.2)           -             (0.1)            (0.1)
                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    84.3      $    83.8      $    (3.3)     $     3.8        $     0.5
                                     ===========    ===========    ===========    =============    ============

The total Company's cost of service and products sold as a percentage of sales for the twelve months ended December 31, 1998 was 58.1%, compared to 59.2% for 1997. The change reflects the effects of improved margins in Berlitz GlobalNET and Publishing. Selling, general and administrative expenses as a percentage of sales were 32.6% in 1998, compared with 31.5% in the prior year. The increase reflects higher administrative salary percentages.

The total Company's EBITA for 1998 was $40.3 million, or 9.2% of sales, compared to $37.2 million, or 9.4% of sales, in the prior year. The following table displays the comparative EBITA by business segment:

Business Segment EBITA:                                         (Dollars in millions)
-----------------------               ---------------------------------------------------------------------------
                                            December 31,                  Growth (Decline) from Prior Year
                                      --------------------------    ---------------------------------------------
                                         1998           1997          Exchange        Operations        Total
                                      -----------    -----------    -------------    ------------    ------------
   Language Services:
      Instruction                     $    56.7      $    56.0      $    (3.3)       $     4.0 (2)   $     0.7
      ELS/BOC                               6.2            5.1            -                1.1 (3)         1.1
      Publishing                            1.3            0.6            -                0.7 (4)         0.7
      Franchising                           -             (0.7)           -                0.7 (5)         0.7
      Overhead & Other                    (18.7)         (18.6)           0.8             (0.9) (7)       (0.1)
                                      -----------    -----------    -------------    ------------    ------------
   Total Language Services                 45.5           42.4           (2.5)             5.6             3.1
   Berlitz GlobalNET                        8.3            7.7           (0.3)             0.9 (6)         0.6
   Corporate and other                    (13.5)         (12.9)           -               (0.6) (7)       (0.6)
                                      -----------    -----------    -------------    ------------    ------------
   Total                              $    40.3      $    37.2      $    (2.8) (1)   $     5.9       $     3.1
                                      ===========    ===========    =============    ============    ============

                           EBITA Margin %:                            December 31,
                           ---------------                     -------------------------
                                                                  1999           1998
                                                               ----------     ----------
                           Language Services:
                              Instruction                          21.2%          21.5%
                              ELS/BOC                               9.5%          14.0%
                              Publishing                            9.0%           4.4%
                              Franchising                           2.1%           N/A
                           Total Language Services                 12.9%          13.5%
                           Berlitz GlobalNET                        9.8%           9.2%
                           Total                                    9.2%           9.4%
                           ---------------

(1) The net unfavorable foreign exchange impact was attributable mainly to the Latin American countries and Japan.
(2) The increase in Instruction operating EBITA was primarily due to activity in Latin America and Europe, which exhibited operating EBITA increases of $3.4 million and $3.7 million, respectively, mainly due to lesson and price increases in Germany, Mexico, Brazil and Venezuela, and sales increases in Italy and France. However, the local economies created challenges for Asia, which, despite flat lesson volume, exhibited a 1998 full year operating EBITA decline of $2.4 million. This decline was largely due to higher administrative salaries and rent expense in Japan.

                                       37
(Footnotes continued on next page)

(3) EBITA in 1998 included twelve months of ELS results totaling $4.7 million, as compared to only post-acquisition EBITA for ELS of $1.8 million in 1997. Both ELS and Berlitz on Campus ("BOC") experienced reduced enrollments in 1998 of approximately 27%, primarily due to the economic turmoil in Asia. Consequently, the Company reported EBITA for BOC in 1998 which was $1.8 million lower than in 1997. The Company has implemented certain restructuring and cost control measures designed to position ELS/BOC for improved margins.
(4) Publishing segment EBITA and EBITA margins for 1998 increased from 1997 due in part to the volume increase in the German market.
(5) EBITA for franchising activity was breakeven in 1998, compared with an EBITA loss of $0.7 million in the prior year. These results still reflected the start-up nature of this operation, as the Company was not yet collecting significant royalty income.
(6) Despite the Asian economic situation, a significant portion of the EBITA improvement was recognized in the Asian countries due to reorganization efforts and improved production efficiencies. In addition, Germany, the U.S. and certain western European countries experienced improved operating margins. These positive results were partially offset by lower margins and sales volume in Ireland.
         As a result of economic turmoil in Asia, GlobalNET experienced lower sales backorder in North America on Asian projects, as existing clients delayed and/or cancelled production of certain Asian projects until the uncertainty of the market stabilized. Japan also faced a weak market which resulted in lower sales volume. However, previous reorganization efforts positioned Japan and Singapore for growth and, despite the challenging economies, improved Asia's GlobalNET EBITA over the prior year.
(7) Corporate expenses rose primarily due to increases in administrative salaries.

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

The Company recorded income tax expense of $5.7 million, or an effective rate of 73.8%, in 1998, compared with income tax expense of $7.1 million, or an effective rate of 54.3%, in 1997. The effective tax rates in both 1998 and 1997 were above the U.S. Federal statutory tax rate, primarily as a result of nondeductible amortization charges.

Liquidity and Capital Resources

Historically, the primary source of the Company's liquidity has been the cash provided by operations, and capital expenditures, working capital requirements and acquisitions (except the acquisition of ELS) have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash provided by operating activities was $24.3 million, $34.4 million and $13.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. In comparing 1999 with 1998, the decline of $10.1 million resulted from a reduced EBITA; an increase in accounts receivable; payments made pursuant to the long-term incentive plan; a payment to terminate the Company's interest rate swap; the payment of $4 million to Children's Television Workshop, discussed below. In comparing 1998 with 1997, the increase of $20.9 million primarily resulted from increased receivable collections, offset by higher inventory expenditures, and higher payment of year-end bonuses. In addition, cash-flow in 1997 was reduced by a $5.8 million prepayment penalty on the Company's Senior Notes.

Net cash used in investing activities totaled $31.5 million, $22.9 million and $105.5 million in 1999, 1998 and 1997, respectively. Included in 1997 were ELS acquisition-related payments of $90.9 million, including various transaction costs and net of cash acquired of $6.1 million. Included in 1999 and 1998 were acquisitions of businesses of $11.1 million and $3.9 million, respectively, which relate mainly to worldwide acquisitions made for the GlobalNET segment. The balance of net cash used largely consisted of capital expenditures, aggregating $20.3 million, $18.9 million and $14.6 million in 1999, 1998 and 1997, respectively. Such capital expenditures were primarily for the opening of new facilities and the refurbishing of existing facilities. Capital expenditures have increased over the three-year period due to growth related expansion in the Language Service and GlobalNET segments.

Net cash provided by financing activities totaled $17.3 million and $94.9 million, respectively, in 1999 and 1997, compared with net cash used in financing activities of $13.6 million in 1998. The change in 1999 primarily reflected the excess of the net proceeds from the issuance of convertible debentures and notes payable to an affiliate over the related extinguished debt. The activity for 1998 primarily reflected repayments of long-term debt. The results in 1997 primarily reflected net proceeds from the Company's refinancing of its long-term debt in conjunction with the ELS acquisition.

Other items impacting the Company's liquidity and capital resources are as follows:

o $1.2 million of "Accrued expenses and other current liabilities" at December 31, 1999 related to the ELS acquisition.

o On July 1, 1999, Berlitz entered into a license agreement with Children's Television Workshop ("CTW"). CTW will create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of 52 15-minute episodes and which will be complemented by instruction curricula and materials developed by Berlitz. Berlitz was also granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

     The license agreement with CTW, covers an initial term of five years, and provides for payments to CTW of $4 million at inception and an aggregate of $6 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4 million paid at inception may be applied against future royalties due in excess of the minimum guarantee.

     Furthermore, in the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, the minimum guaranteed royalties will be reduced dollar for dollar, up to a maximum of $2 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the license agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2 million, or an amount equal to 80% of the royalties earned by CTW under the license agreement during the fifth year of the initial term.

o As part of its CTW and general marketing efforts, Berlitz is in the process of pursuing opportunities to expand the use of the Internet for the marketing and distribution of its products and services.

o In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $8.0 million, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At December 31, 1999, in connection with this acquisition, the Company recorded $11.6 million of goodwill and accrued $3.5 million in current liabilities for transaction-related expenses and contingencies.

o On June 8, 1999, the Company's shareholders approved the Company's 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets. Based on limitations contained within the 1999 LTIP, total awards are currently expected to range from a minimum of $0.7 million to a maximum of $5.0 million.

o On March 31, 1999, the Company entered into a new $25 million revolving credit facility which expires in February 2002. At the option of the Company, outstanding borrowings under the revolving credit facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4.0 million of outstanding borrowings under the revolving credit facility at December 31, 1999. On January 24, 2000, the total outstanding balance of $4 million was paid in full.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income/disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at December 31, 1999, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $2.8 million.

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

At December 31, 1999, the Company's liquid assets of $34.4 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The cost for Year 2000 compliance with respect to the Company's information and production systems was approximately $4.9 million, consisting of: $3.6 million for replacements of financial accounting and operational systems with the remainder dedicated to infrastructure and third party relationship remediation. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products and services, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Special Note Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others, general factors affecting future cashflows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1999, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 65%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements continuing to remain outstanding after December 31, 1999 were as follows:


                                                                               Interest Receipts from
                              Interest Payment to Financial Institution         Financial Institution
                              --------------------------------------------    --------------------------
                                                                                Notional                 Fair Value
     Effective                                                 Interest          Amount      Interest    at 12/31/99
       Date       Maturity       Notional Amount (000's)         Rate            (000's)       Rate        (000's)
       ----       --------    ------------------------------     ----           --------       ----        -------
      1/1/99      12/30/02    Japanese Yen        12,311,005     5.50%        $    95,694      6.27%     $   (3,620)
      1/1/99      12/31/02    German Mark             99,546     6.12%        $    55,821      6.27%     $       614
      1/4/99      12/31/02    Swiss Franc             16,131     5.72%        $    11,164      6.27%     $       215
      1/4/99      12/31/02    British Pound            4,841     6.56%        $     7,974      6.27%     $      (34)

The fair values of the coupon swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

Throughout fiscal 1998 and until March 11, 1999, another major market risk exposure of the Company was the impact of changing interest rates on its variable rate Bank Facility, which at its August 28, 1997 inception, consisted of term loans of $120 million and a revolving credit facility, as amended, of $70 million. The term loans provided for quarterly amortization, beginning December 31, 1997 and ending September 30, 2002, and matured as follows: Year 1, $17 million; Year 2, $19 million; Year 3, $20 million; Year 4, $22 million; Year 5, $22 million, plus a balloon at maturity of $20 million. There were no scheduled repayments required under the revolving credit facility prior to its expiration on September 30, 2002, at which time all outstanding balances were due.

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

For additional information relating to the financial instruments, see Note 13 to the Consolidated Financial Statements.

The Company's derivatives are for non-trading purposes. The Company historically has only entered into derivative contracts as required by its lenders and it has no present intentions to change this policy. Furthermore, the Company employed the following procedures to monitor and minimize the market and credit risk associated with its current derivative contracts entered into pursuant to the Bank Facility:

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

ITEM 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                      Page
                                                                      ----
Report of Independent Auditors                                         47

Statement of Management's Responsibility for Consolidated
    Financial Statements                                               48

Consolidated Financial Statements:

    Consolidated Statements of Operations, years ended
         December 31, 1999, 1998 and 1997                              49

    Consolidated Balance Sheets, December 31, 1999 and 1998            50

    Consolidated Statements of Comprehensive (Loss) Income, years
         ended December 31, 1999, 1998, and 1997                       51

    Consolidated Statements of Shareholders' Equity, years ended
         December 31, 1999, 1998 and 1997                              52

    Consolidated Statements of Cash Flows, years ended
         December 31, 1999, 1998 and 1997                              53

    Notes to Consolidated Financial Statements                         54

Financial Statement Schedule:

         Schedule II.  Valuation and Qualifying Accounts               85

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 1999, 1998 and 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the years ended December 31, 1999, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(k) to the consolidated financial statements, effective January 1, 1999 the Company changed its method of accounting for the recognition in income of deferred revenues in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".


/s/ DELOITTE & TOUCHE LLP
-------------------------
New York, New York
February 28, 2000

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


/s/ HENRY D. JAMES
------------------
Henry D. James
Executive Vice President and Chief Financial Officer

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                  Year Ended December 31,
                                                    ---------------------------------------------------
                                                              1999               1998              1997
                                                    --------------     --------------     -------------
Sales of services and products                      $      446,181     $      436,303     $     397,209
                                                    --------------     --------------     -------------
Costs and expenses:
    Cost of services and products sold                     267,176            253,842           235,020
    Selling, general and administrative                    148,803            142,147           124,945
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                    18,024             17,265            14,183
    Interest expense on long-term debt                       2,005             10,956             8,523
    Interest expense on Convertible Debentures
       with related parties                                  6,424                  -                 -
    Interest expense on notes to affiliates                  2,547              2,226             2,100
    Other (income) expense, net                              (520)              2,188             (615)
                                                    --------------     --------------     -------------
         Total costs and expenses                          444,459            428,624           384,156
                                                    --------------     --------------     -------------

Income before income taxes, minority interest in
    loss (earnings) of subsidiary, extraordinary
    item, and cumulative effect of accounting
    change                                                   1,722              7,679            13,053

Income tax (expense)                                        (7,715)            (5,665)           (7,089)
Minority interest in loss (earnings)
    of subsidiary                                              668                 68              (613)
                                                    --------------     --------------     -------------

(Loss) income before extraordinary item and
    cumulative effect of accounting change                  (5,325)             2,082             5,351

Extraordinary loss from extinguishment of debt,
    net of income tax benefits of $44 and $1,949            (2,154)                 -            (6,285)

Cumulative effect of accounting change, net of
    income tax benefit of $2,900
    and minority interest expense of $189                   (5,605)                 -                 -
                                                    --------------     --------------     -------------
Net (loss) income                                   $      (13,084)    $        2,082     $        (934)
                                                    ==============     ==============     =============

(Loss) earnings per share - basic and diluted:
    (Loss) income before extraordinary item
       and cumulative effect of accounting change   $        (0.56)    $         0.22     $        0.56
    Extraordinary loss                                       (0.22)                 -             (0.66)
    Cumulative effect of accounting change                   (0.59)                 -                 -
                                                    --------------     --------------     -------------
    (Loss) earnings per share                       $        (1.37)    $         0.22     $       (0.10)
                                                    ==============     ==============     =============
Average number of shares (000)                               9,530              9,530             9,550
                                                    ==============     ==============     =============

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                              December 31,
                                                                                ---------------------------------
                                                                                        1999                 1998
                                                                                ------------         ------------
Assets
Current assets:
Cash and temporary investments                                                  $     34,426         $     25,327
Accounts receivable, less allowance for doubtful accounts
  of $3,102 and $2,295                                                                54,185               46,650
Unbilled receivables                                                                   7,514                6,873
Inventories, net                                                                      10,405               11,606
Prepaid expenses and other current assets                                              8,628                7,965
                                                                                ------------         ------------
  Total current assets                                                               115,158               98,421
Property and equipment, net                                                           47,749               41,144
Publishing rights, net of accumulated
  amortization of $6,083 and $5,203                                                   15,902               16,782
Excess of cost over net assets acquired and other intangibles, net of
  accumulated amortization of $92,936 and $75,573                                    480,967              486,232
Other assets                                                                          37,244               20,882
                                                                                ------------         ------------
  Total assets                                                                  $    697,020         $    663,461
                                                                                ============         ============

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt                                               $      5,118         $     20,135
Accounts payable                                                                      12,026               11,280
Deferred revenues                                                                     57,266               41,603
Payrolls and commissions                                                              16,458               15,079
Income taxes payable                                                                     971                  365
Interest payable on convertible debentures                                             1,938                    -
Accrued expenses and other current liabilities                                        19,495               17,255
                                                                                ------------         ------------
  Total current liabilities                                                          113,272              105,717

Long-term debt                                                                         1,887              129,387
Convertible Debentures with related parties                                          155,000                    -
Notes payable to affiliates                                                           50,000               42,755
Other liabilities                                                                     28,399               20,333
Minority interest                                                                      9,775               10,283
                                                                                ------------         ------------
  Total liabilities                                                                  358,333              308,475
                                                                                ------------         ------------
Commitments and Contingencies (Note 12)

Shareholders' Equity:

Common stock
  $.10 par value - 40,000,000 shares authorized;
10,049,761 shares issued                                                               1,003                1,003
Additional paid-in capital                                                           372,518              372,518
(Accumulated deficit) retained earnings                                               (8,510)               4,574
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                                  (19,963)             (16,748)
Treasury stock at cost; 503,225 shares                                                (6,361)              (6,361)
                                                                                ------------         ------------
Total shareholders' equity                                                           338,687              354,986
                                                                                ------------         ------------
  Total liabilities and shareholders' equity                                    $    697,020         $    663,461
                                                                                ============         ============

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)

                                                                  Year Ended December 31,
                                                    ---------------------------------------------------
                                                              1999               1998              1997
                                                    --------------     --------------     -------------
Net (loss) income                                   $      (13,084)    $        2,082     $        (934)

Other comprehensive (loss) income, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                   (3,215)             5,926           (12,637)
                                                    --------------     --------------     -------------
         Comprehensive (loss) income                $      (16,299)    $        8,008     $     (13,571)
                                                    ==============     ==============     =============

The tax (expense) benefit allocated to each component of other comprehensive income (loss) is as follows:

Foreign currency items                              $          (12)    $          889     $        (273)
                                                    ==============     ==============     =============

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                         Accumulated
                                                                            Other
                                                                        Comprehensive
                                                                            Loss:
                                            Additional      Retained     Cumulative                     Total
                                 Common      Paid-In        Earnings     Translation    Treasury     Shareholders'
                                  Stock      Capital       (Deficit)     Adjustment       Stock         Equity
                               ----------   ----------     ---------     ----------    ----------     ----------
Balance at January 1, 1997     $    1,003   $  368,658     $   3,426     $  (10,037)   $   (5,643)    $  357,407

Net loss                                                        (934)                                       (934)
Translation adjustment and other,
   including the effects of certain
    hedges and intercompany
    transactions                                                            (12,364)                     (12,364)
Allocated income taxes                                                         (273)                        (273)
Sale of treasury stock                           3,860                                      2,250          6,110
Purchase of treasury stock                                                                 (2,968)        (2,968)
                               ----------   ----------     ---------     ----------    ----------     ----------
Balance at December 31, 1997        1,003      372,518         2,492        (22,674)       (6,361)       346,978

Net income                                                     2,082                                       2,082
Translation adjustment and other,
   including the effects of certain
    hedges and intercompany
    transactions                                                              5,037                        5,037
Allocated income taxes                                                          889                          889
                               ----------   ----------     ---------     ----------    ----------     ----------
Balance at December 31, 1998        1,003      372,518         4,574        (16,748)       (6,361)       354,986

Net loss                                                     (13,084)                                    (13,084)
Translation adjustment and other,
   including the effects of certain
    hedges and intercompany
    transactions                                                             (3,203)                      (3,203)
Allocated income taxes                                                          (12)                         (12)
                               ----------   ----------     ---------     ----------    ----------     ----------
Balance at December 31, 1999   $    1,003   $  372,518     $  (8,510)    $  (19,963)   $   (6,361)   $   338,687
                               ==========   ==========     =========     ==========    ==========    ===========

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           Year Ended December 31,
                                                             ---------------------------------------------------
                                                                  1999               1998              1997
                                                             --------------     --------------     -------------
Cash flows from operating activities:
Net (loss) income                                            $      (13,084)    $        2,082     $        (934)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation                                                      11,396              9,791             8,564
   Amortization of publishing rights, excess of cost over
     net assets acquired, and other intangibles                      18,024             17,265            14,183
   Cumulative effect of accounting change, net                        5,605                  -                 -
   Extraordinary items, net                                           1,072                  -               595
   Minority interest in (loss) earnings of subsidiary                  (668)               (68)              613
   Deferred income tax provision (benefits)                           1,594                739              (442)
   Provision for bad debts                                            1,828                728             1,129
   Foreign exchange (gains) losses, net                              (1,225)             1,101               (27)
   Equity in losses of joint ventures                                    65                136                50
   Losses on disposal of fixed assets                                   371                578               100
   Changes in operating assets and liabilities:
        (Increase) decrease in accounts and unbilled
          receivables                                               (12,545)             2,393           (15,570)
        Decrease (increase) in inventories                              592             (2,401)              444
        (Increase) decrease in prepaid expenses and
          other assets                                              (14,984)              (202)           (2,283)
        Increase in deferred revenues                                 7,368              2,842             2,225
        Increase (decrease) in accounts payable and
          other current liabilities                                   7,281             (2,231)            3,567
        Increase in due to affiliates                                    25              2,177             2,102
        Increase (decrease) in income taxes payable                   3,502               (190)           (3,555)
        Increase (decrease) in other liabilities                      8,071               (329)            2,787
                                                             --------------     --------------     -------------
   Net cash provided by operating activities                         24,288             34,411            13,548
                                                             --------------     --------------     -------------
Cash flows from investing activities:
Capital expenditures                                                (20,334)           (18,949)          (14,617)
Acquisitions of businesses, net of cash acquired                    (11,127)            (3,905)          (90,868)
                                                             --------------     --------------     -------------
   Net cash used in investing activities                            (31,461)           (22,854)         (105,485)
                                                             --------------     --------------     -------------

Cash flows from financing activities:
Proceeds from issuance of convertible debentures                    155,000
Proceeds of notes payable to affiliates                              50,000                  -                 -
Repayment of notes payable to affiliates                            (42,366)
Proceeds from bank long-term debt                                       905                  -           120,000
Payment of long-term debt                                          (147,477)           (17,713)          (70,978)
Payments to acquire treasury stock                                        -                  -            (2,968)
Proceeds from sale of treasury stock                                      -                  -             6,110
Net borrowings under revolving credit facility                        4,000              4,000            44,000
Proceeds from minority shareholder in joint venture                       -                361                 -
Payment of deferred financing costs                                  (2,782)              (233)           (1,272)
                                                             --------------     --------------     -------------
   Net cash provide by (used in) financing activities                17,280            (13,585)           94,892
                                                             --------------     --------------     -------------

Effect of exchange rate changes
   on cash and temporary investments                                 (1,008)               690            (2,071)
                                                             --------------     --------------     -------------
Net increase (decrease) in cash and
   temporary investments                                              9,099             (1,338)              884
Cash and temporary investments at beginning of period                25,327             26,665            25,781
                                                             --------------     --------------     -------------
Cash and temporary investments at end of period              $       34,426     $       25,327     $      26,665
                                                             ==============     ==============     =============

Supplemental disclosures of cash flow information:
    Cash payments for:
        Interest                                             $        8,393     $       10,525     $       7,877
                                                             ==============     ==============     =============
        Income taxes                                         $        7,007     $        8,345     $      10,834
                                                             ==============     ==============     =============
    Cash refunds of income taxes                             $          998     $          842     $         493
                                                             ==============     ==============     =============
    Noncash activities:
        Installment agreement payable for internal use
          software:
             Operating activity (prepaid maintenance
               contract)                                     $            -     $        1,455     $           -
                                                             ==============     ==============     =============
             Investing activity (capitalized software)       $            -     $        1,014     $           -
                                                             ==============     ==============     =============
        Obligation under capital lease (investing activity)  $            -     $          127     $           -
                                                             ==============     ==============     =============

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


1.       Nature of Operations and Summary of Significant Accounting Policies

         a) Nature of Operations - Berlitz International, Inc. (the "Company" or "Berlitz") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through two business segments: Language Services (which includes the Instruction, ELS/BOC, Publishing, Franchising, Cross Cultural and Berlitz Kids sub-segments) and Berlitz GlobalNET (formerly known as Translation Services). Approximately 66% of its 1999 revenues are denominated in currencies other than the U.S. dollar.

                  In February 1993, Benesse Corporation ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse (the "Merger"), approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company. Benesse currently beneficially owns 7,213,138, or 75.7%, of the outstanding Common. Public shareholders of the Company hold the remaining outstanding Common.

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

         d) Revenue Recognition and Unbilled Receivables - Revenues are generally recognized in the Instruction and Publishing business segments when services are rendered to the customer or when products are shipped, as applicable. Berlitz GlobalNET contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progresses. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable. Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. Unbilled amounts will be invoiced in subsequent periods upon reaching certain milestones.

         e) Inventories - Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market. Cost is determined using the weighted average cost method.

         f) Deferred Financing Costs - Direct costs relating to indebtedness are capitalized and amortized by the interest method over the terms of the related debt. In 1999, the Company incurred approximately $2,800 in deferred financing costs associated with the issuance of the Convertible Debentures and BHI Note (see Notes 9 and 10). Such costs will be amortized over the 12-year life of the Convertible Debentures and BHI Note.

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

                  If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset. In performing these estimates, the Company groups its assets at the lowest level for which there are identifiable cashflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

         k) Deferred Revenues - Deferred revenues primarily arise from the prepayment of fees for classroom instruction and are recognized in income as lessons are given.

                  On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken due to a period of student inactivity. Through December 1998, such amounts had been recognized in income based on historical experience by country, generally after a student had not attended a class for at least 60 days (or six months in the case of a corporate contract). Refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken due to student inactivity (generally at least 60 days or six months, as applicable) are recognized in income when the obligation to issue a refund has expired. In certain countries where the refund obligation effectively never expires under local law, such deferred revenues are recognized into income after one year of student inactivity. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5,605 (net of income tax benefit of $2,900and minority interest expense of $189). On a proforma basis, the Company's reported net income for 1998 and 1997 would have been reduced by $100 ($0.01 per diluted share) and $0 ($0.00 per diluted share), respectively.

         l) Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the periods in which the differences are expected to reverse.

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

         p) Derivative Financial Instruments - Those currency coupon swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements offset, but do not exceed, the quarterly effect of exchange rate changes on the underlying net investments. When these agreements are effective, realized and unrealized gains and losses (including realized gains and losses on terminations of effective hedges) are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within the "Foreign exchange (gains) losses, net" component of "Other (income) expense, net". If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value (as well as realized gains and losses on subsequent terminations of such ineffective hedges) are recognized within the Consolidated Statement of Operations.

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

         r) Franchises - Revenue from sales of franchises is recognized when all material services and conditions relating to the sale have been substantially performed, which may occur prior to commencement of operations. Payments received on franchise sales that have not been recognized as revenue are treated as deferred revenues in the consolidated balance sheet. Direct (incremental) costs related to such deferred revenues are deferred until the revenue is recognized.

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

         t) Reclassifications - Certain reclassifications have been made in prior years' financial statements and notes to conform with the 1999 presentation.

2.       Acquisition of Businesses

         The Company records acquisitions under the purchase method of accounting, which contemplates an allocation of the acquisition cost to the acquired company's assets and liabilities based on their estimated fair values. The results of operations of the acquired companies are included in the consolidated results of Berlitz from their respective acquisition dates.

         In June 1999, the Company acquired certain assets and operating subsidiaries of Language Management International, Inc., a translations services company. The purchase price was $8,000, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. Through December 31, 1999, the Company's cumulative cash used in investing activities in connection with this acquisition was approximately $9,100. In addition, at December 31, 1999, the Company's accounts reflected $11,600 in excess cost over net assets acquired (amortizable over 20 years) and $3,500 of accrued current liabilities for transaction-related expenses and contingencies.

         The Company made several other acquisitions during 1999, none of which were material.

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

         A summary of the purchase price allocation for the ELS acquisition follows:

              Acquisition cost (including post-closing cash
                adjustment of $1,340 paid in January 1998,
                and transaction expenditures)                         $  98,200
              Net assets and liabilities acquired:
                Cash                                        $   6,099
                Intangible asset - tradenames                   3,000
                Intangible asset - sales agent network         31,700
                Other assets and (liabilities), net            (9,402)
                                                            ---------
                   Total net assets acquired                             31,397
                                                                      ---------
              Excess of cost over net assets acquired                 $  66,803
                                                                      =========

         The ELS tradename and sales-agent-network intangible assets are being amortized on a straight-line basis over their estimated useful lives of 5 years and 14 years, respectively. The excess of ELS purchase price over net assets acquired is being amortized on a straight-line basis over 30 years.

         The results of operations of ELS subsequent to the Closing Date are included in the Company's Consolidated Statements of Operations. The following table presents selected unaudited pro forma information assuming that the ELS Acquisition (and the simultaneous refinancing of the Company's long-term debt; see Note 8) had occurred on January 1 of each period presented, and is not indicative of the results of operations which would actually have occurred had the transaction taken place on the dates indicated or of the results which may occur in the future.

                                                            Pro forma
                                                        Twelve Months
                                                                ended
                                                         Dec. 31,1997
                                                   ------------------
         Sales of services and products            $          446,373
         Income before income taxes, minority
           interest in earnings of subsidiary, and
           extraordinary item                                  11,846
         Income before extraordinary item                       4,566
         Extraordinary loss                                    (6,721)
         Net loss                                  $           (2,155)
                                                   ==================

         Basic and Diluted earnings (loss) per
         share:
           Income before extraordinary loss        $             0.48
           Extraordinary loss                                   (0.70)
                                                   ------------------
           Loss per share                          $            (0.22)
                                                   ==================

         The primary differences between the unaudited pro forma income statement data and the amounts as reported are as follows:

                                                              Pro forma
                                                          Twelve Months
                                                                  ended
                                                          Dec. 31, 1997
                                                     ------------------
         Pre-acquisition ELS revenues                $           49,164
         Pre-acquisition ELS income before taxes                  2,524
         Decrease in ELS administrative expenses
            not recurring after Berlitz acquisition               2,413
         Increase in amortization of intangibles and
            excess of cost over net assets acquired              (3,333)
         Increase in interest expense on
            long-term debt                                       (2,811)
         Decrease in income tax expense                             422
         Increase in extraordinary loss, net of tax  $             (436)
                                                     ==================

3.       Earnings Per Share

         A reconciliation between Basic and Diluted earnings per share ("EPS") computations for "(loss) income before extraordinary item and cumulative effect of accounting change" as of December 31, 1999, 1998 and 1997 is as follows:

                                                                             Weighted
                                                                              average
                                                                               number
                                                                            of shares            Per-share
                                                           Income         outstanding               amount
                                                    -------------       -------------        -------------
         Year ended December 31, 1999:
         -----------------------------
         Basic EPS:
           Loss before extraordinary item
             and cumulative effect of accounting
             change                                 $      (5,325)              9,530        $       (0.56)

         Effect of dilutive securities:                         -                   -                    -
                                                    -------------       -------------        -------------

         Diluted EPS:
           Loss before extraordinary item
             and cumulative effect of accounting
             change                                 $      (5,325)              9,530        $       (0.56)
                                                    =============       =============        =============

         Year ended December 31, 1998:
         Basic EPS:
           Income before extraordinary item         $       2,082               9,530        $        0.22

         Effect of dilutive securities:
           Stock options                                        -                  32                    -

         Diluted EPS:
           Income before extraordinary item         $       2,082               9,562        $        0.22
                                                    =============      ==============        =============

                                                                             Weighted
                                                                              average
                                                                               number
                                                                            of shares            Per-share
                                                           Income         outstanding               amount
                                                    -------------       -------------        -------------
         Year ended December 31, 1997:
         Basic EPS:
           Income before extraordinary item         $       5,351               9,550        $        0.56

         Effect of dilutive securities:
           Stock options                                        -                  14                    -
                                                    -------------       -------------        -------------
         Diluted EPS:
           Income before extraordinary item         $       5,351               9,564        $        0.56
                                                    =============      ==============        =============


4.       Property and Equipment, net
                                                                                                 December 31,
                                                                                      ---------------------------------
                                                            Useful Lives                   1999                1998
                                                            ------------              -------------       -------------
                                                              (Years)
         Buildings and leasehold improvements                  7 to 30                $      30,243       $      26,727
         Furniture, fixtures and equipment                     5 to 7                        36,380              35,494
         Internal use software                                   3                            5,879               3,101
         Land                                                                                 1,347               1,352
                                                                                      -------------       -------------
                                                                                             73,849              66,674
         Less: accumulated depreciation
           and amortization                                                                 (26,100)            (25,530)
                                                                                      -------------       -------------
                  Total                                                               $      47,749       $      41,144
                                                                                      =============       =============

5.       Excess of Cost over Net Assets
         Acquired, and Other Intangibles
                                                                                                 December 31,
                                                                                      ---------------------------------
                                                                                               1999                1998
                                                                                      -------------       -------------
         Excess of cost over net assets acquired                                      $     238,727       $     225,315
         Tradenames and trademarks                                                          300,018             299,998
         ELS sales agent network                                                             31,700              31,700
         Other                                                                                3,458               4,792
                                                                                      -------------       -------------
                                                                                            573,903             561,805
         Less: accumulated amortization                                                     (92,936)            (75,573)
                                                                                      -------------       -------------
                  Total                                                               $     480,967       $     486,232
                                                                                      =============       =============

6.       Other (Income) Expense, net

                                                                    Year Ended December 31,
                                                             1999               1998               1997
                                                    -------------      -------------      -------------
         Interest income on temporary investments   $        (624)     $        (750)     $        (875)
         Foreign exchange (gains) losses, net              (1,225)             1,101                (27)
         Equity in losses of joint ventures                    65                136                 50
         Other non-operating taxes                            730                794                415
         Term Loan administration fee                           -                 35                 83
         Losses and other costs of disposal of fixed
           assets                                             371                826                100
         Other interest expense (income), net                  47               (173)              (235)
         Other expense (income), net                          116                219               (126)
                                                    -------------      -------------      -------------
             Total other (income) expense, net      $        (520)     $       2,188      $        (615)
                                                    =============      =============      =============

7.       Income Taxes

         The components of the deferred tax asset at December 31, 1999 and 1998 were as follows:

                                                                            1999                1998
                                                                   -------------       -------------
         Deferred tax assets:
              Property and equipment depreciation                  $         405       $         262
              Deferred revenue                                             2,305               2,206
              Unrealized hedging losses                                    1,279               1,084
              Accrued expenses                                             6,022               1,665
              Foreign tax credits                                            303               3,105
              Other tax credits                                            1,385               1,216
              Net operating losses                                         3,130               3,635
                                                                   -------------       -------------
                Total deferred tax assets                                 14,829              13,173
                                                                   -------------       -------------
         Deferred tax liabilities:
              Inventory                                                     (768)               (564)
              Joint ventures                                                (100)               (244)
              Unrealized hedging gains                                      (313)                  -
              Publishing rights amortization                              (5,371)             (5,624)
              Other intangibles amortization                              (1,598)               (975)
                                                                   -------------       -------------
                Total deferred tax liabilities                            (8,150)             (7,407)
                                                                   -------------       -------------

         Net deferred tax assets                                           6,679               5,766
           Valuation allowance                                            (3,690)             (4,444)
                                                                   -------------       -------------
         Net deferred tax asset                                    $       2,989       $       1,322
                                                                   =============       =============

         The valuation allowance relates primarily to tax benefits for net operating losses, foreign tax credits, and accrued expenses for which the realization of such benefits is considered unlikely.

         The Company's effective tax rate for 1999 was 447.8%, compared with 73.8% and 54.3% in 1998 and 1997, respectively.

         The provision (benefit) for income taxes is as follows:

                                              U.S.                                U.S. State
                                            Federal            Foreign*           and Local          Total
                                        --------------      --------------      --------------   -------------
         Year ended December 31, 1999:
             Current                    $         (427)     $        6,334      $          214   $       6,121
             Deferred                              818                 999                (223)          1,594
                                        --------------      --------------      --------------   -------------
                 Total                  $          391      $        7,333      $           (9)  $       7,715
                                        ==============      ==============      ==============   =============

         Year ended December 31, 1998:
             Current                    $       (1,594)     $        5,833      $          687   $       4,926
             Deferred                              495                 145                  99             739
                                        --------------      --------------      --------------   -------------
                 Total                  $       (1,099)     $        5,978      $          786   $       5,665
                                        ==============      ==============      ==============   =============

         Year ended December 31, 1997:
             Current                    $        1,016      $        6,123      $          392   $       7,531
             Deferred                              (57)               (512)                127            (442)
                                        --------------      --------------      --------------   -------------
                 Total                  $          959      $        5,611      $          519   $       7,089
                                        ==============      ==============      ==============   =============

      * Pre-tax income from foreign operations of the Company was $17,163, $17,451, and $17,730 for the years ended December 31, 1999, 1998 and 1997, respectively.


         The provision (benefit) for deferred taxes is summarized as follows:

                                                                    Year Ended December 31,
                                                             1999               1998               1997
                                                    -------------      -------------      -------------
         Accrued liabilities                        $      (1,012)     $       1,340      $       1,002
         Foreign exchange                                      24               (351)               (46)
         Benefit of net operating loss                      1,432               (672)              (248)
         Amortization of intangibles                          369                717             (1,971)
         Inventory                                            204                631                760
         Tax credits                                          946               (546)                 -
         Fixed assets                                        (223)              (305)                 -
         Other, net                                          (146)               (75)                61
                                                    -------------      -------------      -------------
             Total                                  $       1,594      $         739      $        (442)
                                                    =============      =============      =============

         The difference between the effective income tax and the U.S. Federal statutory tax rate is explained as follows:

                                                                    Year Ended December 31,
                                                             1999               1998               1997
                                                    -------------      -------------      -------------
           U.S. Federal statutory  tax rate                  35.0%              35.0%              35.0%
           Foreign income taxes, net of Federal
             income tax benefits                              3.0               (9.7)             (17.6)
           U.S. state and local income taxes,
             net of Federal income taxes                      4.2                6.6                2.6
           Net domestic and foreign losses                  129.7                9.3                7.5
           Amortization of intangibles                      262.5               54.9               33.6
           Takedown of reserves                             (29.0)             (22.7)                 -
           Other, net                                        42.4                0.4               (6.8)
                                                    -------------      -------------      -------------
                   Total                                    447.8%              73.8%              54.3%
                                                    =============      =============      =============

         The Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will generally expire on various dates.

         At December 31, 1999, accumulated earnings of foreign subsidiaries of $36,835 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of $2,008 may be payable if such earnings were distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

8.       Long-Term Debt

         Long-Term Debt consists of the following:

                                                                          December 31,
                                                              -----------------------------------
                                                                        1999                 1998
                                                              --------------       --------------
         Term Loan                                            $            -       $       98,250
         Revolving credit facility                                     4,000               48,000
         Other                                                         3,005                3,272
                                                              --------------       --------------
            Total debt                                                 7,005              149,522
         Less current maturities                                      (5,118)             (20,135)
                                                              --------------       --------------
            Long-term debt                                    $        1,887       $      129,387
                                                              ==============       ==============

         Annual maturities of long-term debt outstanding as of December 31, 1999 are as follows: 2000, $5,118; 2001, $1,112; 2002, $147; 2003, $107: and
         2004, $521.

         As discussed in Notes 9 and 10, on March 11, 1999, the Company issued Convertible Debentures, as well as a promissory note to Benesse Holdings International, Inc. ("BHI"), and used a portion of the resulting proceeds to repay in full all outstanding indebtedness under the Term Loan and revolving credit facility (collectively, the "Bank Facility"). The existing Bank Facility was then terminated.

         On March 31, 1999, the Company entered into a new $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate; or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; (such margin is dependent on a specified leverage ratio of the Company.) In addition, a commitment fee ranging from .125% to .20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were $4,000 in outstanding borrowings under the Revolving Facility at December 31, 1999. The average interest rate on outstanding borrowings under the revolving facility for the period ending December 31, 1999 was approximately 5.9%.

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

9.       Convertible Debentures with Related Parties

         On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. The Convertible Debentures were issued as follows: a) $100,000 aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55,000 aggregate principal amount (the "Benesse Debentures") to Benesse Holdings International, Inc ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

         The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either a) redeem all of the Apollo Debentures at par; or b) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, shall either a) redeem both the Apollo and Benesse Debentures; or b) deliver the Fixed Rate Debentures to both Apollo and BHI.

         Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures' interest rate is subject to a cap of a) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures, or b) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receive Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issue upon payment of principal amounts of the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: a) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; b) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and c) no premium for redemptions occurring thereafter.

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

10.      Notes Payable to Affiliates

         On March 11, 1999, BHI loaned $50,000 to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "BHI Note"). The BHI Note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash, while principal repayment is deferred until maturity. The BHI Note includes standard covenants similar to those included in the Benesse Debentures. In the event of a change in control, the BHI Note provides for redemption by the Company, at the option of BHI, at a price equal to 101% of the note's principal amount.

         The Company used a portion of the proceeds from the issuance of the BHI Note and Convertible Debentures to repay in full its existing notes payable to affiliates, which had arisen as follows:

         o In September 1994, the Company borrowed $20,000 from a U.S. subsidiary of Benesse, as evidenced by a subordinated promissory note (the "U.S. Note") bearing interest at a rate of 6.93% per annum. Berlitz-Japan also borrowed (Y)1.0 billion (approximately $10,145 at inception) from Benesse as evidenced by an interest-free subordinated promissory note (the "Japan Note"). A portion of the proceeds of these notes were used to settle certain long-term debt obligations arising from the Merger.

         o In March 1996, the Company received the proceeds of an additional $6,000 subordinated promissory note payable to a U.S. subsidiary of Benesse and bearing interest at a rate of the six-month LIBOR plus 1% per annum, adjusted semi-annually. The effective rate on this note was 6.34% at December 31, 1998.

11.      Extraordinary Losses

         On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Bank Facility, the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. As a consequence of the debt extinguishment, the Company has recorded an extraordinary loss, net of tax benefit, of $2,154, consisting primarily of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

         In August 1997, in connection with the ELS Acquisition, the Company refinanced and repaid its then existing indebtedness through borrowings under a new bank facility. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge, net of taxes, of $6,285 during 1997, consisting of prepayment penalties on the senior notes and the write-off of unamortized deferred financing costs.

12.      Commitments and Contingencies

         Lease Commitments

         The Company's operations are primarily conducted from leased facilities, many of which are less than 2,500 square feet, which are under operating leases that generally expire within five years.

         Rent expense, principally for language centers, amounted to $35,100, $32,324 and $27,066, for the years ended December 31, 1999, 1998 and 1997, respectively. Certain leases are subject to escalation clauses and/or renewal options.

         The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 1999 are as follows: 2000-$16,654; 2001-$13,979; 2002-$11,137; 2003-$10,767;
         2004-$9,727; and an aggregate of $22,825 thereafter.

         Legal Proceedings

         The Company is party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations, or cashflows of the Company.

         Severance Agreements

         The Company has severance agreements with four key employees which generally provide for termination payments of one times annual base salary, plus a portion of the Company's bonus plan awards. The agreements also provide for the continuation of certain benefits. The maximum contingent liability under such agreements is approximately $1,600.

         Consulting agreements

         The Company has consulting agreements with two officers who retired from the Company in 1999. In the aggregate, the future liability under these agreements at December 31, 1999 is approximately $225, which will be amortized over the remaining lives of the related agreements.

         License agreement

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

         The Agreement, covering an initial term of five years, provides for payments to CTW of $4,000 at inception and an aggregate of $6,000 in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4,000 payment at inception may be applied against future royalties due in excess of the minimum guarantee. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2,000, from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2,000, or an amount equal to 80% of the royalties earned by CTW during the fifth year of the initial term. Berlitz has recorded the commitment of $6,000 within "Other liabilities", and a deferred asset of $10,000 within "Other assets".

         As part of its CTW and general marketing efforts, Berlitz is in the process of pursuing opportunities to expand the use of the Internet for the marketing and distribution of its products and services.

13.      Financial Instruments and Related Disclosures

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

         Significant terms of agreements outstanding during 1999 were as follows:

                                              Interest Payments to                        Interest Receipts from
                                              Financial Institution                       Financial Institution
                                      ----------------------------------------        -----------------------------
           Effective                            Notional              Interest           Notional          Interest
              Date     Maturity              Amount (000's)             Rate          Amount (000's)         Rate
           ---------   --------       --------------------------      --------        --------------       --------
             1/1/99    12/30/02        Japanese Yen   12,311,005        5.50%          $     95,694          6.27%
             1/1/99    12/31/02         German Mark       99,546        6.12%          $     55,821          6.27%
             1/4/99    12/31/02         Swiss Franc       16,131        5.72%          $     11,164          6.27%
             1/4/99    12/31/02       British Pound        4,841        6.56%          $      7,974          6.27%

         The Company marks coupon swaps to fair value. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

         b) Interest rate swap agreement

         Pursuant to a covenant requirement under the Bank Facility, the Company entered into a five-year interest rate swap agreement in 1997 which provided for quarterly exchanges of interest on an amortizing "notional" (i.e., theoretical) amount originally set at $66,000. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company would make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. The notional amount amortized proportionately with the scheduled principal payments under the Bank Facility. This interest rate swap agreement was terminated on March 11, 1999 (see Note 11).

         The Company accounted for these interest rate swap transactions under the accrual method of accounting, whereby: a) each net receipt/payment was recognized in earnings during the period to which the receipt/payment related, as a yield adjustment to "Interest expense on long-term debt"; and b) there was no recognition on the balance sheet for the derivative's fair value.

         c) Concentration of credit risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary investments and accounts receivable.

         The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with up to three major U.S. banks. During 1999 and 1998, balances in these accounts averaged 28% and 35% of worldwide cash. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

         Credit risk with respect to Language Instruction accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. For Berlitz GlobalNET, receivables are generally spread among a diversified client base, except for a concentration of receivables with two major customers subject to special contractual arrangements. One of these is a U.S. governmental agency and the other a corporation with whom the Company has been doing business for over 10 years. Receivables from these two major customers aggregated $6,500 and $9,500 at December 31, 1999 and 1998, respectively. Subsequent collections of the December 1999 balances have aggregated $5,000 through March 15, 2000. Publishing also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 4% and 6% of the Company's total accounts receivable balance before allowances at December 31, 1999 and 1998, respectively.

         d) Fair values of financial instruments

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                                                   1999                                1998
                                                      -----------------------------       -----------------------------
                                                      Carrying            Estimated       Carrying            Estimated
                                                      Amount             Fair Value       Amount             Fair Value
                                                      -----------------------------       -----------------------------
         Assets:
           Cash and temporary investments             $     34,426     $     34,426       $      25,327   $      25,327
           Currency coupon swap agreements                     829              829                   -               -
         Liabilities:
           Long-term debt, including
             current maturities                              7,005            7,005             149,522         149,522
           Convertible Debentures                          155,000          145,235                   -               -
           Notes payable to affiliates                      50,000           30,505              42,755          35,623
           Currency coupon swap agreements                   3,654            3,654               3,098           3,098
           Interest rate swap agreement                          -                -                   -           1,713

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

14.      Other Related Party Transactions

         a) Treasury shares

         On April 29, 1997, the Company and BHI, a wholly owned subsidiary of Benesse , signed a definitive contract whereby the Company agreed to sell to BHI 250,000 shares of the Company's Common for $6,110, or $24.44 per share, the average market price for the ten days ended on April 29, 1997. This transaction, which was approved by the Disinterested Directors Committee of the Company's Board of Directors, was closed on May 12, 1997. The Company used 250,000 of its treasury shares to complete this transaction, which was a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The proceeds of the sale were used for general corporate purposes.

         The issuance of the treasury shares under this private placement was accounted for using the cost method, whereby the excess sale price per share over the $9 cost per share was allocated to additional paid-in-capital.

         b) Other

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

         Management believes that the Company has entered into all such agreements on terms no less favorable than it would have received in arms-length transactions with independent third parties. Each of the transactions with Benesse entered into after the Merger was approved by the Disinterested Directors Committee of the Company's Board of Directors.

15.      Stock Option and Incentive Plans

         The Company's 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Plan"), provides for potential cash awards to officers and other key employees if certain financial goals and individual discretionary performance measures are met for the applicable calendar year. Approximately $320, $1,590 and $1,417 was paid for 1999, 1998 and 1997, respectively, pursuant to the Short-Term Plan.

         The Company's 1996 New Long-Term Executive Incentive Compensation Plan (the "1996 LTIP") provided for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals were met for the year ended December 31, 1998. For the twelve months ended December 31, 1999, 1998 and 1997, the Company recorded expenses of $55, $1,193 and $1,289, respectively, related to the 1996 LTIP. In March 1999, the Company paid $2,855 in awards under the 1996 LTIP.

         In June 1999, the Company's shareholders approved the adoption of the Berlitz 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards (currently expected to range from $695 to $5,000 in the aggregate) to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three-year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets for payments under it. In 1999, the Company recorded $695 in expense related to the 1999 LTIP.

         The Company's 1996 Stock Option Plan, as amended (the "Plan") authorizes the issuance of options to directors and key employees of the Company. The total number of shares for which options may be granted is 503,225. The Company has reserved 503,225 of its treasury shares for use under the Plan.


         Stock option activity is as follows:
                                                              Number of shares         Exercise price
                                                              ----------------         --------------
         Options outstanding at January 1, 1997                          -                       -
         Granted:
           June 30, 1997 (the "June 1997 Options")                 327,200                $24.9375
           December 9, 1997                                         46,190                $26.5625
         Exercised                                                       -                       -
                                                              ----------------         --------------
         Options outstanding at December 31, 1997                  373,390           $24.9375 - $26.5625
         Granted:
           December 4, 1998                                         25,740                 $30.00
         Withdrawals                                                (1,200)               $26.5625
         Exercised                                                       -                   -
                                                              ----------------         --------------
         Options outstanding at December 31, 1998                  397,930           $24.9375 - $30.00
         Granted: January 11, 1999                                  20,000                $28.3125
         Expired Relinquishment Options                            (50,000)               $24.9375
         Exercised
                                                              ----------------         --------------
         Options outstanding at December 31, 1999                  367,930           $24.9375 - $30.00
                                                              ================         ==============

         Options exercisable at December 31, 1999                  288,000          $24.9375 - $26.5625
                                                              ================         ==============
         Options exercisable at December 31, 1998                   10,800                $26.5625
                                                              ================         ==============
         Options exercisable at December 31, 1997                   12,000                $26.5625
                                                              ================         ==============

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

         Included within the June 1997 Options are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, of which 50,000 have been granted (the "Relinquishment Options") in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP"). The June 1997 Options were not exercisableprior to January 1, 1999. On such date, they became fully exercisable until their normal expiration on June 29, 2004, except for the Relinquishment Options, which expired on December 31, 1999.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan since their exercise prices have been equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income for the year-to-date periods ended December 31, 1999, 1998 and 1997 would have been decreases of $142, $1,032 and $554, respectively. This would have resulted in pro forma decreases in earnings per share for the year-to-date periods ended December 31, 1999, 1998 and 1997 of $0.01, $0.11 and $0.06, respectively.

         The fair value of each option grant during 1999, 1998 and 1997, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                                   June 1997     June 1997      December     December   January 1999
                                                    Grant -       Grant -      1997 Grant   1998 Grant      Grant
                                                  Relinquish-    All other
                                                     ment         options
                                                    Options
                                                   ---------     ---------      --------     --------   ------------
         Weighted average assumptions used to
         estimate fair value:
              Dividend yield                         0.00%          0.00%          0.00%        0.00%        0.00%
              Expected volatility                   22.00%         22.00%         21.00%       20.00%       20.00%
              Risk free interest rate                5.79%          6.08%          5.88%        4.31%        4.76%
              Expected lives in years                1.5            4.25           5.0          5.0          5.0
         Fair value of each option granted          $3.71          $7.37          $8.43        $8.29        $8.11

         The Company has two other stock plans: the 1989 Stock Option and Incentive Plan (the "1989 Plan") and the Non-Employee Directors' Stock Plan (the "Directors' Plan"). The 1989 Plan authorizes the issuance of various stock incentives to officers and key employees and the related issuance of up to 2,000,000 shares of common stock. The Directors' Plan provides non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. There was no activity related to these plans during 1997, 1998 or 1999, and there are no related incentives or shares outstanding at December 31, 1999.

16.      Thrift and Retirement Plans

         The Berlitz International, Inc. Retirement Savings Plan (the "Berlitz Plan") is a defined contribution plan covering substantially all of the Company's full-time domestic employees (except ELS employees). The retirement portion of the Berlitz Plan provides for the Company to make regular contributions based on salaries of eligible employees. The thrift portion of the Berlitz Plan, in which employee participation is elective, provides for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In addition, certain foreign operations have other defined contribution plans.

         ELS maintains a separate retirement savings plan (which includes a Contributory 401(k) provision). All full-time ELS employees are eligible to participate in this plan on January 1 or July 1 upon reaching age 21 and completing of 1000 hours of service within a twelve-month period. Contributions to the profit sharing portion of this plan are made in such amounts, if any, as determined by executive management of ELS. The Contributory 401(k) provision for ELS employees is in an amount equal to the lesser of (a) 50% of the employee's salary reduction contributions or (b) 3% of the employee's annual compensation.

         Total expense with respect to all benefit plans, excluding the SERP and a defined benefit plan for Berlitz-Japan, was $1,812, $1,521 and $978 for the years ended December 31, 1999, 1998, and 1997, respectively.

         Effective January 1, 1996, the Company established the SERP, a defined benefit plan which provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. As previously discussed (see Note 15), the Chairman of the Board of Directors relinquished rights to all benefits under the SERP in exchange for the Relinquishment Options. Monthly benefits will be available to any participant who retires at age 60 or above, with at least 5 years of service with the Company.

         The retirement income/disability retirement benefits ("Pension Benefits") are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for initial participants as of January 1, 1996, generally is 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, generally not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage ("Medical Benefits") for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase.

         Awards under the SERP are not subject to deduction for Social Security or other offset amounts, except to the extent of any disability benefits payable under the Company's long-term disability insurance policy. In the case of Chairman of the Board, who does not receive a salary from the Company, the SERP benefits had been based on an imputed salary determined by the Company's Board of Directors. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies maintained on the participants.

         In 1999, the Company's Board of Directors approved increases in the retirement benefit percentage to 40% for certain participants based on current market factors.

         In 1998, the Company established an irrevocable grantor trust (the "Trust") and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP participants in such manner and at such times as specified in the SERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP as an unfunded plan. Included within "Other assets" at December 31, 1999 is $3,395 held in the Trust.

         The following tables set forth certain information for the SERP:

                                                         Pension Benefits                     Medical Benefits
                                                         ----------------                     ----------------
                                                  1999         1998        1997          1999       1998       1997
                                                  ----         ----        ----          ----       ----       ----
         Benefit obligation at beginning of    $  5,069     $  3,575    $  3,188      $  1,006   $  1,205   $  1,435
           year
         Service cost                               552          506         415           118         75        107
         Interest cost                              324          290         220            76         57         72
         Net benefit payments                       (93)           -           -           (26)       (16)       (13)
         Actuarial loss (gain)                     (115)         698        (248)           38       (315)      (396)
                                               --------     --------    --------      --------   --------   --------
         Benefit obligation at end of year        5,737        5,069       3,575         1,212      1,006      1,205
         Plan asset at fair value                     -            -           -             -          -          -
                                               --------     --------    --------      --------   --------   --------
         Funded status                           (5,737)      (5,069)     (3,575)       (1,212)    (1,006)    (1,205)
         Unrecognized prior service cost          1,967        2,146       2,324           522        681        840
         Unrecognized actuarial loss (gain)         245          360        (337)         (536)      (610)      (361)
                                               --------     --------    --------      --------   --------   --------
         Net amount recognized                 $ (3,525)    $ (2,563)   $ (1,588)     $ (1,226)  $   (935)  $   (726)
                                               ========     ========    ========      ========   ========   ========

                                                         Pension Benefits                     Medical Benefits
                                                         ----------------                     ----------------
                                                  1999         1998        1997          1999       1998       1997
                                                  ----         ----        ----          ----       ----       ----
         Amounts recognized in the
           consolidated balance sheet:
         Accrued benefit liability             $ (4,981)    $ (4,177)   $ (2,791)     $ (1,226)  $   (935)   $   (726)
         Intangible asset                         1,456        1,614       1,203             -          -           -
                                               --------     --------    --------      --------   --------    --------
         Net amount recognized                 $ (3,525)    $ (2,563)   $ (1,588)     $ (1,226)  $   (935)   $   (726)
                                               ========     ========    ========      ========   ========    ========

         Weighted average assumptions as
           of December 31:
         Discount rate                              7.5%         6.5%        7.0%          7.5%       6.5%        7.0%
         Rate of compensation increases             4.0%         4.0%        4.0%          n/a        n/a         n/a

         Assumed health care cost trend used
           in measuring the accumulated
           postretirement benefit obligation:
         Beginning rate:                            n/a          n/a         n/a          12.0%      12.9%      13.8%
         Leveling to an ultimate rate of:           n/a          n/a         n/a           5.0%       5.0%       5.0%
         Over:                                      n/a          n/a         n/a       9 Years   10 years   10 years

         The components of net periodic benefit costs recognized for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                         Pension Benefits                     Medical Benefits
                                                         ----------------                     ----------------
                                                  1999         1998        1997          1999       1998       1997
                                                  ----         ----        ----          ----       ----       ----
         Service cost                          $    552     $    506    $    415      $    118   $     75    $    107
         Interest cost                              324          290         220            76         57          72
         Amortization of prior service cost         179          179         179           159        159         159
         Actuarial gains                              -            -           -           (35)       (66)        (35)
                                               --------     --------    --------      --------   --------    --------
         Net periodic postretirement
           benefit cost                        $  1,055     $    975    $    814      $    318   $    225    $    303
                                               ========     ========    ========      ========   ========    ========

         Assumed health care cost trends rates can have a significant effect on amounts reported for the Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                                           1% Point             1% Point
                                                                           Increase             Decrease
                                                                       -----------------    -----------------
             Effect on total of service and interest cost components         $30                  $(25)
                  for the period ending December 31, 1999
             Effect on accumulated postretirement benefit obligation         188                  (158)
                  as of December 31, 1999


         Berlitz-Japan also maintains a defined benefit plan, for which certain information is set forth in the following tables:

                                                                               1999        1998        1997
                                                                               ----        ----        ----
         Benefit obligation at beginning of year                            $  8,745    $  7,552    $  7,866
         Service cost                                                            819         745         816
         Interest cost                                                           338         276         291
         Net benefit payments                                                   (463)       (974)       (490)
         Actuarial (gain)                                                       (330)          -           -
         Foreign currency exchange rate changes                                1,009       1,146        (931)
                                                                            --------    --------    --------
         Benefit obligation at end of year                                    10,118       8,745       7,552
         Plan asset at fair value                                              7,060       5,895       5,167
                                                                            --------    --------    --------
         Funded status                                                        (3,058)     (2,850)     (2,385)
         Unrecognized prior service cost                                       2,250       2,210       2,080
         Unrecognized actuarial (gain)                                          (412)       (234)       (203)
                                                                            --------    --------    --------
         Net amount recognized                                              $ (1,220)   $   (874)   $   (508)
                                                                            ========    ========    ========

         Reconciliation of fair value of plan assets:
         Balance at beginning of period                                     $  5,895    $  5,167    $  4,685
         Return on plan assets                                                   124         184         208
         Employer contributions                                                  801         745         802
         Benefits paid                                                          (463)       (974)       (490)
         Foreign currency exchange rate changes                                  703         773         (38)
                                                                            --------    --------    --------
         Balance at end of period                                           $  7,060    $  5,895    $  5,167
                                                                            ========    ========    ========

         Amounts recognized in the consolidated balance sheet:
         Accrued benefit liability                                          $ (2,208)   $ (3,034)   $ (2,385)
         Intangible asset                                                        988       2,160       1,877
                                                                            --------    --------    --------
         Net amount recognized                                              $ (1,220)   $   (874)   $   (508)
                                                                            ========    ========    ========

         Weighted average assumptions as of December 31:
         Discount rate                                                           4.5%        4.0%        4.0%
         Expected long-term rate of return on plan assets                        3.4%        3.6%        4.0%
         Rate of compensation increases                                          0.0%        0.0%        0.0%

         The components of net periodic benefit costs recognized for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                               1999        1998        1997
                                                                               ----        ----        ----
         Service cost                                                       $    819    $    745    $    816
         Interest cost                                                           338         276         291
         Expected return on assets                                              (207)       (184)       (208)
         Amortization of prior service cost                                      185         160         172
                                                                            --------    --------    --------
         Net periodic postretirement benefit cost                           $  1,135    $    997    $  1,071
                                                                            ========    ========    ========

17.      Treasury Stock

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

18.      Operating Segments

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

         Berlitz GlobalNET provides high quality technical documentation translation, interpreting and rapidly expanding offerings in eBusiness Globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, designing, implementing and maintaining multilingual Websites.

         The Company evaluates operating segment performance based on EBITA, defined as sales of services and products, less costs of services and products sold and selling, general and administrative expenses. EBITA includes depreciation and similar non-cash charges, but excludes amortization of publishing rights, excess of cost over net assets acquired, and other intangibles.

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals. The prior years information in these tables has been restated to reflect the change to two operating segments, effective January 1, 1999.

                                                                           Twelve Months ended December 31,
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                       ----              ----             ----
          Revenues:
            Revenues from external customers:
               Language Services:
                 Instruction                                       $   277,081       $   267,923      $   260,389
                 ELS/BOC                                                56,285            65,683           36,367
                 Publishing                                             12,936            14,787           13,634
                 Franchising                                             1,439             1,270            1,039
                 Cross Cultural                                          2,470             2,404            1,959
                 Other                                                     620                 -               49
                                                                   -------------     -------------    -------------
               Total Language Services                                 350,831           352,067          313,437
               Berlitz GlobalNET                                        95,350            84,236           83,772
                                                                   -------------     -------------    -------------
                 Total external revenues                               446,181           436,303          397,209
                                                                   -------------     -------------    -------------
            Intersegment revenues:
               Language Services:
                 Instruction                                                (2)               19                6
                 Franchising                                               319               516              908
                                                                   -------------     -------------    -------------
               Total Language Services                                     317               535              914
               Berlitz GlobalNET                                            11                20                3
                                                                   -------------     -------------    -------------
                 Total intersegment revenues                               328               555              917
                                                                   -------------     -------------    -------------
            Total revenues for reportable segments                     446,509           436,858          398,126
            Elimination of intersegment revenues                          (328)             (555)            (917)
                                                                   -------------     -------------    -------------
               Total consolidated revenues                         $   446,181       $   436,303      $   397,209
                                                                   =============     =============    =============

          Income before taxes, minority interest,
          extraordinary item, and cumulative effect change:
          Operating Profit:
            Segment EBITA:
               Language Services:
                 Instruction                                       $    54,950       $    56,732      $    56,024
                 ELS/BOC                                                 2,300             6,229            5,096
                 Publishing                                                681             1,334              600
                 Franchising                                               449                37            (725)
                 Cross Cultural                                            523               574              465
                 Language Service overhead expenses and other          (20,594)          (19,381)         (19,005)
                                                                   -------------     -------------    -------------
               Total Language Services                                  38,309            45,525           42,455
               Berlitz GlobalNET                                         6,022             8,260            7,660
               General corporate HQ expenses                           (14,129)          (13,471)         (12,871)
                                                                   -------------     -------------    -------------
            Total EBITA                                                 30,202            40,314           37,244
                                                                   -------------     -------------    -------------

            Amortization of publishing rights, excess of cost over
            net assets acquired, and other intangibles:
               Language Services:
                 Instruction                                           (10,236)          (10,127)         (10,289)
                 ELS/BOC                                                (5,417)           (5,393)          (1,935)
                 Publishing                                               (399)             (398)            (402)
                 Cross Cultural                                            (11)              (11)             (11)
                                                                   -------------     -------------    -------------
               Total Language Services                                 (16,063)          (15,929)         (12,637)
               Berlitz GlobalNET                                        (1,961)           (1,336)          (1,546)
                                                                   -------------     -------------    -------------
               Total intangible amortization                           (18,024)          (17,265)         (14,183)
                                                                   -------------     -------------    -------------
          Total operating profit                                        12,178            23,049           23,061
          Interest expense on long-term debt                            (2,005)          (10,956)          (8,523)
          Interest expense on Convertible Debentures                    (6,424                 -                -
          Interest expense to affiliates                                (2,547)           (2,226)          (2,100)
          Other income (expense), net                                      520            (2,188)             615
                                                                   -------------     -------------    -------------
          Total consolidated income before taxes,
          minority interest, extraordinary item, and
          cumulative effect change                                 $     1,722       $     7,679      $    13,053
                                                                   =============     =============    =============


          Assets:                                                                    December 31,
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                       ----              ----             ----
               Language Services:
                 Instruction                                       $   433,526       $   409,613      $   423,183
                 ELS/BOC                                               106,210           111,980          120,694
                 Publishing                                             23,122            23,982           21,410
                 Franchising                                             8,031             6,553            4,649
                 Other                                                   1,509            18,092            1,023
                                                                   -------------     -------------    -------------
               Total Language Services                                 572,398           570,220          570,959
               Berlitz GlobalNET                                       102,684            85,183           82,256
               General corporate                                        27,365            12,556            9,288
               Eliminations of intersegment receivables                (5,427)           (4,498)            (988)
                                                                   -------------     -------------    -------------
                 Total consolidated assets                         $   697,020       $   663,461      $   661,515
                                                                   =============     =============    =============


                                                                           Twelve Months ended December 31,
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                       ----              ----             ----
          Depreciation:
            Language Services:
               Instruction                                         $     5,005       $     4,431      $     4,032
               ELS/BOC                                                   1,032               958              577
               Publishing                                                1,855             1,244              722
               Franchising                                                  19                11                8
               Language Service overhead and other                         476               469              670
                                                                   -------------     -------------    -------------
            Total Language Services                                      8,387             7,113            6,009
            Berlitz GlobalNET                                            2,014             2,141            2,044
            General corporate                                              995               537              511
                                                                   -------------     -------------    -------------
               Total consolidated depreciation                     $    11,396       $     9,791      $     8,564
                                                                   =============     =============    =============

          Capital expenditures:
            Language Services:
               Instruction                                         $    14,249       $    10,492      $     8,689
               ELS/BOC                                                     935               904              406
               Publishing                                                2,135             2,472            2,771
               Franchising                                                  32                 4                3
                                                                   -------------     -------------    -------------
            Total Language Services                                     17,351            13,872           11,869
            Berlitz GlobalNET                                            1,859             3,125            2,167
            General corporate                                            1,124             1,952              581
                                                                   -------------     -------------    -------------
               Total consolidated capital expenditures             $    20,334       $    18,949      $    14,617
                                                                   =============     =============    =============

         The following tables present certain information about the geographic areas in which the Company operates:

                                                                             Twelve Months ended December
                                                                   ------------------------------------------------
                                                                       1999              1998             1997
                                                                       ----              ----             ----
          Revenues from external customers:
            United States                                          $   144,153       $   158,676      $   126,172
            Japan                                                       72,256            58,290           61,892
              Germany                                                   41,982            41,497           37,324
              Ireland                                                   23,307            23,186           28,066
            France                                                      20,788            17,754           14,459
              Brazil                                                    14,264            21,007           20,823
            Other foreign countries                                    129,431           115,893          108,473
                                                                   -------------     -------------    -------------
               Total                                               $   446,181       $   436,303      $   397,209
                                                                   =============     =============    =============

                                                                             Twelve Months ended December
                                                                   ------------------------------------------------
                                                                       1999              1998             1998
                                                                       ----              ----             ----
          Operating profit:
            EBITA :
               United States                                       $    13,092       $    20,676      $    18,356
               Japan                                                     8,127             6,105            8,943
               Germany                                                   4,918             5,738            3,488
               Ireland                                                   1,162             1,955            2,989
               France                                                    2,154             1,296            1,090
               Brazil                                                    1,433             3,192            3,121
               Other foreign countries                                  17,645            18,401           15,984
               General corporate expenses                              (18,329)          (17,049)         (16,727)
                                                                   -------------     -------------    -------------
                 Total EBITA                                            30,202            40,314           37,244
                                                                   -------------     -------------    -------------

            Amortization of publishing rights, excess of cost over
             net assets acquired, and other intangibles:
               United States                                           (15,072)          (14,352)         (10,891)
               Japan                                                    (1,411)           (1,196)          (1,294)
               Germany                                                    (259)             (259)            (269)
               Ireland                                                     (47)              (74)            (347)
               France                                                     (282)             (221)            (159)
               Brazil                                                      (64)              (64)             (64)
               Other foreign countries                                    (889)           (1,099)          (1,159)
                                                                   -------------     -------------    -------------
                 Total intangible amortization                         (18,024)          (17,265)         (14,183)
                                                                   -------------     -------------    -------------

            Intercompany royalties:
               United States                                            19,189            17,285           17,449
               Japan                                                    (6,618)           (4,253)          (5,684)
               Germany                                                  (1,579)           (1,508)          (1,386)
               Ireland                                                  (1,163)           (1,148)          (1,399)
               France                                                   (1,022)           (1,184)            (919)
               Other foreign countries                                  (8,807)           (9,192)          (8,061)
                                                                   -------------     -------------    -------------
                 Total intercompany royalties                                -                 -                -
                                                                   -------------     -------------    -------------
          Total operating profit                                   $    12,178       $    23,049      $    23,061
                                                                   =============     =============    =============

                                       82

          Long lived assets:                       Property &
                                                   Equipment           Other          Intangible
                                                      net             Assets*           Assets            Total
                                                  -------------    -------------     -------------    -------------
          December 31, 1999:
            United States                         $    10,202      $     7,801       $   397,674      $   415,677
            Japan                                      11,186              152            51,989           63,327
            Germany                                     3,448                -             8,089           11,537
            France                                      1,853                -             5,949            7,802
            Brazil                                      2,843                -             2,492            5,335
            Ireland                                     1,276                1             1,510            2,787
            Other foreign countries                    12,362              529            27,710           40,601
            General corporate and HQ                    4,579           13,910             1,456           19,945
                                                  -------------    -------------     -------------    -------------
               Total                              $    47,749      $    22,393       $   496,869      $   567,011
                                                  =============    =============     =============    =============

          December 31, 1998:
            United States                         $     8,414      $     7,335       $   402,507      $   418,256
            Japan                                       8,685               97            49,165           57,947
            Germany                                     3,008                -             9,443           12,451
            France                                      1,783                -             7,192            8,975
            Brazil                                      3,250                -             2,145            5,395
            Ireland                                     1,562              151             1,793            3,506
            Other foreign countries                    10,533              192            29,173           39,898
            General corporate                           3,909            2,557             1,596            8,062
                                                  -------------    -------------     -------------    -------------
               Total                              $    41,144      $    10,332       $   503,014      $   554,490
                                                  =============    =============     =============    =============

          December 31, 1997:
            United States                         $     6,363      $     5,250       $   421,766      $   433,379
            Japan                                       5,806                -            43,925           49,731
            Germany                                     2,823                -             9,020           11,843
            France                                      1,511                -             5,385            6,896
            Brazil                                      2,219                -             2,208            4,427
            Ireland                                     2,003               33             1,796            3,832
            Other foreign countries                     9,477              216            30,471           40,164
            General corporate                           1,896            1,727             1,596            5,219
                                                  -------------    -------------     -------------    -------------
               Total                              $    32,098      $     7,226       $   516,167      $   555,491
                                                  =============    =============     =============    =============

            *Excludes financial instruments and deferred tax assets.

19.      Quarterly Financial Data (unaudited)

                                                   Three Months Ended
                                    -----------------------------------------------------------------
                                         March 31          June 30           Sept 30           Dec 31              Year
                                    -------------    -------------     -------------    -------------     -------------
1999:
Sales of services and products      $     104,447    $     111,194     $     119,357    $     111,183     $     446,181
Operating profit (loss)                      (654)           4,197             5,685            2,950            12,178
(Loss) income before income taxes,
  minority interest, extraordinary
  item and cumulative effect change        (2,561)           1,445             2,496              342             1,722
Extraordinary item                         (2,140)              (4)               (9)              (1)           (2,154)
Cumulative effect change                   (5,605)               -                 -                             (5,605)
Net (loss)                                (10,349)            (310)           (1,103)          (1,322)          (13,084)
Basic and diluted loss
  per share                         $       (1.08)   $       (0.03)    $       (0.12)    $      (0.14)     $      (1.37)
                                    =============    =============     =============     ============      ============

1998:
Sales of services and products      $     104,656    $     107,509     $     114,396     $    109,742      $    436,303
Operating profit                            3,250            6,322             8,246            5,231            23,049
Income before income taxes,
  and minority interest                       297            2,216             4,461              705             7,679
Net income                                     23              700               923              436             2,082
Basic and diluted earnings
  per share                         $        0.00    $        0.07     $        0.10     $       0.05      $       0.22
                                    =============    =============     =============     ============      ============

                           BERLITZ INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   Schedule II

                                      Balance at       Charged to                                            Balance
                                       Beginning         Cost and                                          at End of
                                         of Year         Expenses    Deductions (1)       Other (2)          of Year
                                    ------------  ---------------  ----------------  ---------------   -------------
Allowances for doubtful accounts:

Year Ended December 31, 1999        $      2,295  $         1,828  $           (884) $          (137)  $       3,102
                                    ============  ===============  ================  ===============   =============
Year Ended December 31, 1998        $      2,415  $           728  $          (888)  $            40   $       2,295
                                    ============  ===============  ================  ===============   =============
Year Ended December 31, 1997        $      1,914  $         1,129  $          (465)  $         (163)   $       2,415
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

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K with respect to Directors and Executive Officers of the Company is set forth in Part I of this Form 10-K. The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company is incorporated herein by reference to the section entitled "Security Ownership of Management and Others" in the 2000 Proxy Statement.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section entitled "Executive Compensation and Related Information" in the 2000 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section "Security Ownership of Management and Others" in the 2000 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K


A.  Index to Financial Statements and Financial Statement Schedules

    1.  Financial Statements

    2.  Financial Statement Schedules

         The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 44.

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

    10.59 Form of Indemnification Agreement between the Company and each of Laurence Berg, Takuro Isoda, Mako Obara, and Antony Ressler.
              Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 1998 is incorporated by reference herein.

    10.60* Amendment No. 1 to Berlitz International, Inc. Supplemental Executive Retirement Plan.

    10.61* Form of Amendment No. 1 to the Credit Agreement dated as of March 31, 1999 between the registrant, Bank of America, N.A., and the Lenders party thereto from time to time.

    21*       List of subsidiaries of the registrant.

    23*       Consent of Independent Auditors.

    27*       Financial Data Schedule.

    *Filed herewith.

B.  Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

Dated:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  SOICHIRO FUKUTAKE   Chairman of the Board                    March 27, 2000
----------------------
     Soichiro Fukutake

/s/  HIROMASA YOKOI      Vice Chairman of the Board,              March 27, 2000
----------------------   Chief Executive Officer,
     Hiromasa Yokoi      and President
                         (Principal Executive Officer)

/s/  JAMES LEWIS         Executive Vice President, Chief          March 27, 2000
----------------------   Operating Officer, Berlitz GlobalNET,
     James Lewis         and Director


/s/  MAKO OBARA          Executive Vice President, Chief          March 27, 2000
----------------------   Operating Officer, Worldwide Language
     Mako Obara          Services, and Director

/s/  ROBERT MINSKY       Executive Vice President, Corporate      March 27, 2000
----------------------   Planning and Marketing, and Director
     Robert Minsky

/s/  HENRY D. JAMES      Executive Vice President,                March 27, 2000
----------------------   Chief Financial Officer, and Director
     Henry D. James      (Principal Financial Officer)

/s/  LAURENCE BERG       Director                                 March 27, 2000
----------------------
     Laurence Berg

/s/  TAKURO ISODA        Director                                 March 27, 2000
----------------------
     Takuro Isoda

/s/  JAMES KAHL          Director                                 March 27, 2000
----------------------
     James Kahl

/s/  EDWARD G. NELSON    Director                                 March 27, 2000
----------------------
     Edward G. Nelson

/s/  ROBERT L. PURDUM    Director                                 March 27, 2000
----------------------
     Robert L. Purdum

/s/  ANTONY RESSLER      Director                                 March 27, 2000
----------------------
     Antony Ressler