Form 10-Q
period 2000-03-31
BERLITZ INTERNATIONAL INC
filed 2000-05-12
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock, at the close of business on May 11, 2000, were 9,529,788.

                          PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                           FOR THE THREE MONTHS ENDED
            MARCH 31 (Dollars in thousands, except per share amounts)

                                                                       2000                  1999
                                                              -------------         -------------
Sales of services and products                                $     112,544         $     104,447
                                                              -------------         -------------
Operating costs and expenses:
   Cost of services and products sold                                67,623                63,841
   Selling, general and administrative                               37,599                36,907
   Amortization of publishing rights, excess of cost
     over net assets acquired, and other intangibles                  4,625                 4,353
                                                              -------------         -------------
Operating profit (loss)                                               2,697                  (654)
Interest expense on long-term debt                                       23                 1,853
Interest expense on convertible debentures
   with related parties                                               1,995                   431
Interest expense on notes to affiliates                                 655                   588
Other expense (income), net                                              95                  (965)
                                                              -------------         -------------
Loss before income taxes, minority interest in
   (earnings) loss of subsidiary, and
   extraordinary item                                                   (71)               (2,561)
Income tax expense                                                   (1,735)                 (162)
Minority interest in (earnings) loss
   of subsidiaries                                                     (171)                  119
                                                              -------------         -------------
Loss before extraordinary item and cumulative
   effect of accounting change                                       (1,977)               (2,604)
Extraordinary loss from extinguishment of debt,
   net of income tax benefit of $44                                       -                (2,140)
Cumulative effect of accounting change, net of
   income tax benefit of $2,900
   and minority interest expense of $189                                  -                (5,605)
                                                              -------------         -------------
Net loss                                                      $      (1,977)        $     (10,349)
                                                              =============         =============
Loss per share - basic and diluted:
   Loss before extraordinary item and cumulative
     effect of accounting change                              $       (0.21)        $       (0.27)
   Extraordinary loss                                                     -                 (0.22)
   Cumulative effect of accounting change                                 -                 (0.59)
                                                              -------------         -------------
   Loss per share                                             $       (0.21)        $       (1.08)
                                                              =============         =============
Average number of shares outstanding (000's)                          9,530                 9,530
                                                              =============         =============

   See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        (Unaudited)
                                                                           March 31,            December 31,
                                                                               2000                    1999
                                                                       ------------            ------------
ASSETS
Current assets:
Cash and temporary investments                                         $     33,649            $     34,426
Accounts receivable, less allowance for
  doubtful accounts of $4,046 and $3,102                                     46,676                  54,185
Unbilled receivables                                                          9,479                   7,514
Inventories, net                                                              9,881                  10,405
Prepaid expenses and other current assets                                     9,193                   8,628
                                                                       ------------            ------------
  Total current assets                                                      108,878                 115,158
Property and equipment, net of accumulated
  depreciation of $26,797 and $26,100                                        47,202                  47,749
Publishing rights, net of accumulated
  amortization of $6,303 and $6,083                                          15,682                  15,902
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $96,385 and $92,936                    472,124                 480,967
Other assets                                                                 38,648                  37,244
                                                                       ------------            ------------
  Total assets                                                         $    682,534            $    697,020
                                                                       ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                      $      1,319            $      5,118
Accounts payable                                                             11,610                  12,026
Deferred revenues                                                            56,345                  57,266
Payrolls and commissions                                                     15,543                  16,458
Income taxes payable                                                          1,318                     971
Due to affiliates                                                               641                       -
Interest payable on convertible debentures                                        -                   1,938
Accrued expenses and other current liabilities                               18,549                  19,495
                                                                       ------------            ------------
  Total current liabilities                                                 105,325                 113,272
Long-term debt                                                                1,915                   1,887
Convertible debentures with related parties                                 155,000                 155,000
Notes payable to affiliates                                                  50,000                  50,000
Other liabilities                                                            28,325                  28,399
Minority interest                                                             9,971                   9,775
                                                                       ------------            ------------
  Total liabilities                                                         350,536                 358,333
                                                                       ------------            ------------
Shareholders' equity:
Common stock                                                                  1,003                   1,003
Additional paid-in capital                                                  372,518                 372,518
Accumulated deficit                                                         (10,487)                 (8,510)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                         (24,675)                (19,963)
Treasury stock at cost                                                       (6,361)                 (6,361)
                                                                       ------------            ------------
  Total shareholders' equity                                                331,998                 338,687
                                                                       ------------            ------------
  Total liabilities and shareholders' equity                           $    682,534            $    697,020
                                                                       ============            ============

   See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               Three months ended March 31,
                                                                               ----------------------------
                                                                                     2000              1999
                                                                               ----------        ----------
Net loss                                                                       $   (1,977)       $  (10,349)

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                          (4,712)           (6,265)
                                                                               ----------        ----------
Comprehensive loss                                                             $   (6,689)       $  (16,614)
                                                                               ==========        ==========

The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                                         $      276        $      752
                                                                               ==========        ==========

   See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (Dollars in thousands)

                                                                                   2000               1999
                                                                           ------------       ------------
Cash flows from operating activities:
   Net loss                                                                $     (1,977)      $    (10,349)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                                7,560              7,072
     Cumulative effect of accounting change, net                                      -              5,605
     Other (primarily provision for bad debts and foreign exchange
       (gains) losses)                                                              979               (798)
     Changes in operating assets and liabilities                                    729             (8,202)
                                                                           ------------       ------------
       Net cash provided by (used in) operating activities                        7,291             (6,672)
                                                                           ------------       ------------
Cash flows from investing activities:
   Capital expenditures                                                          (3,441)            (4,711)
   Acquisitions of businesses                                                      (154)                 -
                                                                           ------------       ------------
       Net cash used in investing activities                                     (3,595)            (4,711)

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures                                   -            155,000
   Proceeds from issuance of note payable to affiliate                                -             50,000
   Net borrowings under revolving credit facility                                (4,000)                 -
   Repayment of long-term debt                                                        -           (146,268)
   Repayment of notes to affiliates                                                   -            (42,366)
   Payment of deferred finance costs                                                  -                (16)
                                                                           ------------       ------------
       Net cash (used in) provided by financing activities                       (4,000)            16,350
                                                                           ------------       ------------
Effect of exchange rate changes on cash and
   temporary investments                                                           (473)            (1,169)
                                                                           ------------       ------------
Net (decrease) increase in cash and temporary investments                          (777)             3,798
Cash and temporary investments, beginning of period                              34,426             25,327
                                                                           ------------       ------------
Cash and temporary investments, end of period                              $     33,649       $     29,125
                                                                           ============       ============
Supplemental disclosures of cash flow information:
   Cash payments for:
         Interest                                                          $      3,913       $      2,271
                                                                           ============       ============
         Income taxes                                                      $      1,822       $      1,323
                                                                           ============       ============
   Cash refunds of income taxes                                            $        107       $         83
                                                                           ============       ============

   See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.       General

         The Consolidated Condensed Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

         Certain reclassifications have been made in prior years' financial statements and notes to conform with the 2000 presentation.

2.       Long-Term Debt

         Long-term debt consists of the following:

                                                 March 31,         December 31,
                                                      2000                 1999
                                        ------------------   ------------------
         Revolving credit facility      $                -   $            4,000
         Other                                       3,234                3,005
                                        ------------------   ------------------
             Total                                   3,234                7,005
         Less current maturities                    (1,319)              (5,118)
                                        ------------------   ------------------
             Long-term debt             $            1,915   $            1,887
                                        ==================   ==================

         On March 31, 1999, the Company entered into a $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There are no outstanding borrowings under the Revolving Facility at March 31, 2000.

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

3.       Convertible Debentures with Related Parties

         On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: a) $100,000 aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and b) $55,000 aggregate principal amount (the "Benesse Debentures") to Benesse Holdings International, Inc. ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

         The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, any time 3 years and 2 months following the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company must pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert their Convertible Debentures into common stock of the Company.

         The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either a) redeem all of the Apollo Debentures at par, or b) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, must either a) redeem both the Apollo and Benesse Debentures, or b) deliver the Fixed Rate Debentures to both Apollo and BHI.

         Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures' interest rate is subject to a cap of a) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures, or b) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receive Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issuance upon payment of the principal amounts outstanding under the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: a) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; b) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and c) no premium for redemptions occurring thereafter.

         Prior to the third anniversary of the Issue Date, if BHI sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but BHI sells less than 80% of its shares, or if BHI sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

         The Convertible Debentures are subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. Negative covenants that the Convertible Debentures are subject to include: prohibitions on certain mergers, consolidations and asset transfers; forbearance from restrictions on rights of holders to convert or exchange the Convertible Debentures; and, in the case of the Apollo Debentures, forbearance from amending certain understandings between the Company, Berlitz Japan, Inc. and BHI .

         The Investment Agreements include a number of other provisions, including: a) the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; b) the granting of a certain number of board seats to Apollo on the Company's Board of Directors; c) the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and d) certain restrictions on the transferability of the Apollo Debentures. The Company expanded its Board of Directors from 10 seats to 12 seats effective March 11, 1999, and granted two board seats to Apollo.

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

5.       Extraordinary Loss

         On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Company's long-term debt under its 1997 credit agreement (the "Bank Facility"), the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. In the first quarter of 1999, the Company recorded an extraordinary loss, net of tax benefit, of $2,140, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

6.       Cumulative Effect of Accounting Change

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken due to a period of student inactivity. Through December 1998, such amounts had been recognized in income based on historical experience by country, generally after a student had not attended a class for at least 60 days (or six months in the case of a corporate contract). Refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken due to student inactivity (generally at least 60 days or six months, as applicable) are recognized in income when the obligation to issue a refund has expired. In certain countries where the refund obligation effectively never expires under local law, such deferred revenues are recognized into income after one year of student inactivity. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5,605 (net of income tax benefit of $2,900 and minority interest expense of $189).

7.       Other Expense (Income), net

                                                          Three months        Three months
                                                         March 31, 2000      March 31, 1999
                                                         --------------      --------------
         Interest income on temporary investments        $         (189)     $          (91)
         Foreign exchange losses (gains), net                        58                (908)
         Other non-operating taxes                                   85                 120
         Loss on disposal of fixed assets                           108                  19
         Other investment expense (income),  net                     63                 (57)
         Other income, net                                          (30)                (48)
                                                         --------------      --------------
              Total other expense (income), net          $           95      $         (965)
                                                         ==============      ==============

8.       Earnings (Loss) Per Share

         Reconciliations between Basic and Diluted earnings (loss) per share ("EPS") computations for "loss before extraordinary item and cumulative effect of accounting change" for the three months ended March 31, 2000, and 1999 are as follows:

                                                                             Weighted
                                                                              average
                                                                               number
                                                           (Loss)           of shares         Per-share
                                                           Income         outstanding            amount
                                                    -------------       -------------     -------------
         Three months ending March 31, 2000:
         Basic EPS:
           Loss before extraordinary item and
             cumulative effect of accounting
             change                                 $      (1,977)              9,530     $       (0.21)
         Effect of dilutive securities:
           Stock options                                        -                   -                 -
                                                    -------------       -------------     -------------
         Diluted EPS:
           Loss before extraordinary item and
             cumulative effect of accounting
             change                                 $      (1,977)              9,530     $       (0.21)
                                                    =============       =============     =============

         Three months ending March 31, 1999:
         Basic EPS:
           Loss before extraordinary item and
             cumulative effect of accounting
             change                                 $      (2,604)              9,530     $       (0.27)
         Effect of dilutive securities:
           Stock options                                        -                   -                 -
                                                    -------------       -------------     -------------
         Diluted EPS:
           Loss before extraordinary item and
             cumulative effect of accounting
             change                                 $      (2,604)              9,530     $       (0.27)
                                                    =============       =============     =============

9.       Stock Option and Incentive Plans

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

         The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets for payments under it. For the three months ended March 31, 2000, the Company recorded $54 in expense related to the 1999 LTIP.

10.      Commitments

         On July 1, 1999, Berlitz entered into a license agreement (the "Agreement") with Children's Television Workshop ("CTW"). Pursuant to this license agreement, CTW has agreed to create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of fifty-two 15-minute episodes which will be complemented by instruction curricula and materials developed by Berlitz. In addition, Berlitz was granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

         The Agreement, covering an initial term of five years, provides for payments to CTW of $4,000 at inception and an aggregate of $6,000 in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4,000 payment at inception may be applied against future royalties due in excess of the minimum guarantee. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, such minimum guaranteed royalties shall be reduced dollar for dollar, up to a maximum of $2,000, from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the Agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2,000, or an amount equal to 80% of the royalties earned by CTW during the fifth year of the initial term. Of the commitment of $6,000, $5,750 is recorded within "Other liabilities" and the current portion of $250 is recorded within "Accrued expenses and other current liabilities". The deferred asset of $10,000 is recorded within "Other assets".

11.      Operating Segments

         The Company's operations are principally conducted through two segments: Language Services (consisting of the Instruction, ELS (i.e., ELS Educational Services, Inc.("ELS")) , Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET (formerly Translation Services). ELS formerly included centers operating under the BOC (i.e., Berlitz on Campus ("BOC")) brand name. Effective January 1, 2000, the BOC centers were renamed ELS. These are strategic business units that offer different products and services and that are managed separately by senior management due to different technology and marketing strategies.

         Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The ELS sub-segment provides intensive English education programs. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

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

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                                          Three Months ended March 31,
                                                                            2000                1999
                                                                            ----                ----
         Revenues:
           Revenues from external customers:
              Language Services:
                Instruction                                            $       72,645      $       66,485
                ELS                                                            11,900              12,472
                Publishing                                                      2,809               3,088
                Franchising                                                       322                 241
                Cross Cultural                                                    714                 587
                Other                                                               -                  (1)
                                                                       --------------      --------------
              Total Language Services                                          88,390              82,872
              Berlitz GlobalNET                                                24,154              21,575
                                                                       --------------      --------------
                Total external revenues                                       112,544             104,447
                                                                       --------------      --------------
           Intersegment revenues:
              Language Services:
                Publishing                                                          9                   -
                Franchising                                                        59                 113
                                                                       --------------      --------------
              Total Language Services                                              68                 113
              Berlitz GlobalNET                                                    77                   9
                                                                       --------------      --------------
                Total intersegment revenues                                       145                 122
                                                                       --------------      --------------

           Total revenues for reportable segments                             112,689             104,569
           Elimination of intersegment revenues                                  (145)               (122)
                                                                       --------------      --------------
              Total consolidated revenues                              $      112,544      $      104,447
                                                                       ==============      ==============

                                                                          Three Months ended March 31,
                                                                            2000                1999
                                                                            ----                ----
         Loss before taxes, minority interest, extraordinary item and cumulative effect of accounting change:
         Operating profit (loss):
           Segment EBITA:
              Language Services:
                Instruction                                            $       15,480      $       11,966
                ELS                                                               (82)               (387)
                Publishing                                                        (73)               (192)
                Franchising                                                        59                 (38)
                Cross Cultural                                                    256                 153
                Language Service overhead expenses and other                   (5,937)             (5,136)
                                                                       --------------      --------------
              Total Language Services                                           9,703               6,366
              Berlitz GlobalNET                                                 1,132                 645
              General corporate HQ expenses                                    (3,513)             (3,312)
                                                                       --------------      --------------
           Total EBITA                                                          7,322               3,699
                                                                       --------------      --------------
           Amortization of publishing rights, excess of cost over
              net assets acquired, and other intangibles:
              Language Services:
                Instruction                                                    (2,351)             (2,330)
                ELS                                                            (1,578)             (1,562)
                Publishing                                                       (100)               (100)
                Cross Cultural                                                     (3)                 (3)
                                                                       --------------      --------------
              Total Language Services                                          (4,032)             (3,995)
              Berlitz GlobalNET                                                  (593)               (358)
                                                                       --------------      --------------
              Total intangible amortization                                    (4,625)             (4,353)
                                                                       --------------      --------------
         Total operating profit (loss)                                          2,697                (654)
         Interest expense on long-term debt                                       (23)             (1,853)
         Interest expense on convertible debentures                            (1,995)               (431)
         Interest expense to affiliates                                          (655)               (588)
         Other (expense) income, net                                              (95)                965
                                                                       --------------      --------------
         Total consolidated loss before taxes, minority interest,
         extraordinary item and cumulative effect of accounting change $          (71)     $       (2,561)
                                                                       ==============      ==============


         Assets:                                                          March 31,         December 31,
                                                                            2000                1999
                                                                       --------------      --------------
           Language Services:
              Instruction                                              $      427,029      $      433,526
              ELS                                                             105,432             106,210
              Publishing                                                       22,031              23,122
              Franchising                                                       8,323               8,031
              Cross Cultural                                                      403                 440
              Other                                                               750               1,069
                                                                       --------------      --------------
           Total Language Services                                            563,968             572,398
           Berlitz GlobalNET                                                   96,264             102,684
           General corporate                                                   27,774              27,365
           Eliminations of intersegment receivables                            (5,472)             (5,427)
                                                                       --------------      --------------
              Total consolidated assets                                $      682,534      $      697,020
                                                                       ==============      ==============

                                                                          Three Months ended March 31,
                                                                            2000                1999
                                                                            ----                ----
         Depreciation:
           Language Services:
              Instruction                                              $        1,262      $        1,155
              ELS                                                                 206                 281
              Publishing                                                          495                 425
              Franchising                                                           4                   5
              Cross Cultural                                                        2                   2
              Language Service overhead and other                                 129                 112
                                                                       --------------      --------------
           Total Language Services                                              2,098               1,980
           Berlitz GlobalNET                                                      552                 568
           General corporate                                                      285                 171
                                                                       --------------      --------------
              Total consolidated depreciation                          $        2,935      $        2,719
                                                                       ==============      ==============

                                                                          Three Months ended March 31,
                                                                            2000                1999
                                                                            ----                ----
         Capital Expenditures:
           Language Services:
              Instruction                                              $        1,719      $        3,297
              ELS                                                                 231                 380
              Publishing                                                          373                 489
              Franchising                                                           -                   5
                                                                       --------------      --------------
           Total Language Services                                              2,323               4,171
           Berlitz GlobalNET                                                    1,028                 191
           General corporate                                                       90                 349
                                                                       --------------      --------------
              Total consolidated capital expenditures                  $        3,441      $        4,711
                                                                       ==============      ==============

         The following tables present certain information about the geographic areas in which the Company operates:

                                                                          Three Months ended March 31,
                                                                            2000                1999
                                                                            ----                ----
         Revenues from external customers:
           United States                                               $       33,924      $       32,536
           Japan                                                               20,206              15,704
           Germany                                                             10,641              10,778
           Ireland                                                              4,962               4,753
           France                                                               5,015               5,235
           Brazil                                                               4,089               2,910
           Other foreign countries                                             33,707              32,531
                                                                       --------------      --------------
              Total                                                    $      112,544      $      104,447
                                                                       ==============      ==============

         Operating profit (loss):
           EBITA :
              United States                                            $        1,557      $        1,704
              Japan                                                             2,969                 638
              Germany                                                           1,406               1,163
              Ireland                                                              17                  (1)
              France                                                              568                 400
              Brazil                                                              829                 266
              Other foreign countries                                           4,769               3,880
              General corporate expenses                                       (4,793)             (4,351)
                                                                       --------------      --------------
                Total EBITA                                                     7,322               3,699
                                                                       --------------      --------------

           Amortization of publishing rights, excess of cost over net assets acquired, and other intangibles:
              United States                                                    (3,885)             (3,623)
              Japan                                                              (383)               (334)
              Germany                                                             (61)                (66)
              Ireland                                                             (11)                (13)
              France                                                              (64)                (75)
              Brazil                                                              (16)                (16)
              Other foreign countries                                            (205)               (226)
                                                                       --------------      --------------
                Total intangible amortization                                  (4,625)             (4,353)
                                                                       --------------      --------------

           Intercompany royalties:
              United States                                                     4,622               3,588
              Japan                                                            (1,568)               (566)
              Germany                                                            (407)               (416)
              Ireland                                                            (247)               (236)
              France                                                             (251)               (308)
              Other foreign countries                                          (2,149)             (2,062)
                                                                       --------------      --------------
                Total intercompany royalties                                        -                   -
                                                                       --------------      --------------
         Total operating profit (loss)                                 $        2,697      $         (654)
                                                                       ==============      ==============

         Long lived assets:                         Property &
                                                    Equipment          Other           Intangible
                                                       Net            Assets*            Assets           Total
                                                   -----------      -----------       -----------      -----------
         March 31, 2000:
           United States                           $    10,176      $     8,097       $   393,865      $   412,138
           Japan                                        10,597              418            49,938           60,953
           Germany                                       3,301                -             7,658           10,959
           France                                        1,868                -             5,614            7,482
           Brazil                                        3,226                -             2,491            5,717
           Ireland                                       1,611                -             1,434            3,045
           Other foreign countries                      11,874              489            25,350           37,713
           General corporate                             4,549           14,104             1,456           20,109
                                                   -----------      -----------       -----------      -----------
              Total                                $    47,202      $    23,108       $   487,806      $   558,116
                                                   ===========      ===========       ===========      ===========

         December 31, 1999:
           United States                           $    10,202      $     7,801       $   397,674      $   415,677
           Japan                                        11,186              152            51,989           63,327
           Germany                                       3,448                -             8,089           11,537
           France                                        1,853                -             5,949            7,802
           Brazil                                        2,843                -             2,492            5,335
           Ireland                                       1,276                1             1,510            2,787
           Other foreign countries                      12,362              529            27,710           40,601
           General corporate                             4,579           13,910             1,456           19,945
                                                   -----------      -----------       -----------      -----------
              Total                                $    47,749      $    22,393       $   496,869      $   567,011
                                                   ===========      ===========       ===========      ===========

            *Excludes financial instruments and deferred tax assets.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Condensed Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1999. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

The Company's operations are principally conducted through two segments:
Language Services (consisting of the Instruction, ELS (i.e., ELS Educational Services, Inc. ("ELS")), Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET (formerly Translation Services). ELS formerly included centers operating under the BOC (i.e., Berlitz on Campus ("BOC")) brand name. Effective January 1, 2000, the BOC centers were renamed ELS. Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is organized into three geographic divisions: the Americas (North America and Latin America), Asia and Europe.

Results of Operations - Quarter Ended March 31, 2000, vs. March 31, 1999

Sales for the quarter ended March 31, 2000, were $112.5 million, a 7.8% increase from 1999 sales of $104.4 million. This increase is attributable to increases in operating activity for Language Instruction and Berlitz GlobalNET that were partially offset by unfavorable exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $3.3 million, sales increased from the prior year by 10.9%. The following table compares revenues by business segment for the first quarter.

Business Segment Revenues:                                     (Dollars in millions)
                                   ---------------------------------------------------------------------------
                                           March 31,                    Growth (Decline) from Prior Year
                                   -------------------------      --------------------------------------------
                                      2000            1999         Exchange        Operations          Total
                                                                                      (1)
                                   ---------       ---------      ---------        ---------         ---------
Language Services:
   Instruction                     $    72.6       $    66.5      $    (2.0)       $     8.1         $     6.1
   ELS                                  11.9            12.5              -             (0.6)             (0.6)
   Publishing                            2.8             3.1              -             (0.3)             (0.3)
   Franchising                           0.4             0.3              -              0.1               0.1
   Cross Cultural                        0.7             0.5              -              0.2               0.2
   Intercompany eliminations            (0.1)           (0.1)             -                -                 -
                                   ---------       ---------      ---------        ---------         ---------
Total Language Services                 88.3            82.8           (2.0)             7.5               5.5
Berlitz GlobalNET                       24.2            21.6           (1.3)             3.9               2.6
                                   ---------       ---------      ---------        ---------         ---------
Total                              $   112.5       $   104.4      $    (3.3) (2)   $    11.4         $     8.1
                                   =========       =========      =========        =========         =========

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.

(2) The unfavorable exchange rate fluctuations ($3.3 million) primarily resulted from a strengthened dollar against European currencies (most significantly the German mark and the Irish punt), partially offset by a weaker dollar against the Japanese yen.

Within Language Services, Instruction benefited from increases in both volume and average revenue per lesson ("ARPL"). Total lesson volume increased 8.9% from the prior year, reflecting improvements in all geographic regions except North America, where lesson volume remained flat. Geographically, Instruction revenue and lesson volume was dispersed as follows:

Language Instruction Revenue:                                     (Dollars in millions)
                                      ---------------------------------------------------------------------------
                                              March 31,                    Growth (Decline) from Prior Year
                                      -------------------------      --------------------------------------------
                                         2000            1999         Exchange        Operations          Total
                                      ---------       ---------      ---------        ---------         ---------
   North America                      $    11.9       $    11.9      $       -        $       -         $       -
   Asia                                    20.6            15.7            1.8              3.1               4.9  (1)
   Latin America                           11.8            10.2           (0.1)             1.7               1.6  (2)
   Europe                                  28.3            28.7           (3.7)             3.3              (0.4) (3)
                                      ---------       ---------      ---------        ---------         ---------
   Total revenue                      $    72.6       $    66.5      $    (2.0)       $     8.1         $     6.1
                                      =========       =========      =========        =========         =========

-------------------------------------
(1) Primarily reflects the effect of volume increases in Japan and a weaker US dollar against the Japanese yen.

(2) Primarily reflects the effect of ARPL and volume increases in Mexico and Brazil and an ARPL increase in Colombia.

(3) Primarily reflects a strengthened US dollar against European currencies (in particular Germany), partially offset by improved volume in most countries (in particular Germany and Israel).

Language Instruction Lesson Volume:                            (Lessons in thousands)
                                      -----------------------------------------------------------------------
                                                  March 31,                  Growth (Decline) from Prior Year
                                      ---------------------------------     ---------------------------------
                                                                              Number of
                                           2000               1999             lessons           Percentage
                                      --------------     --------------     -------------      --------------
   North America                               277.1              278.9              (1.8)              (0.1)%
   Asia                                        304.1              243.9              60.2               24.7%  (1)
   Latin America                               310.5              290.0              20.5                7.1%  (2)
   Europe                                      696.4              645.4              51.0                7.9%  (3)
                                      --------------     --------------     -------------      --------------
   Total lesson volume                       1,588.1            1,458.2             129.9                8.9%
                                      ===============    ===============    ==============     ===============

-------------------------------------
(1) Asia's volume has increased due primarily to the apparent positive effect of special sales campaigns in Japan and expansion in new markets.

(2) Lesson volume increased in Latin America primarily due to strong sales in Mexico and Brazil, partially offset by reduced volume in Venezuela as a result of economic uncertainty.

(3) Europe's volume improvement is primarily due to Germany and Israel.

For the first quarter of 2000, ARPL was $41.31, as compared to $41.01 in the comparable prior-year period. The increase reflected the favorable impact of product mix and price increases ($1.54), partly offset by the effects of unfavorable exchange rate fluctuations ($1.24). ARPL ranged from a high of approximately $66.29 in Japan to a low of $15.44 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.

ELS/BOC first quarter revenues declined 4.6% from the prior year, primarily attributable to the brand merger of ELS Language Centers and Berlitz on Campus Centers and the restructuring of operations resulting in the closing of five centers.

Publishing revenues declined 8.7%, due primarily to decreased licensing royalty revenue. Franchising revenues increased 7.6% over the comparable period in the prior year.

Berlitz GlobalNET sales for the quarter ended March 31, 2000 were $24.2 million, up 18.4% from the comparable period in 1999, excluding the effect of unfavorable exchange rate fluctuations of $1.3 million. The following table compares Berlitz GlobalNET revenues by region for the first quarter:

Berlitz GlobalNET Revenue:                                        (Dollars in millions)
                                      ---------------------------------------------------------------------------
                                              March 31,                    Growth (Decline) from Prior Year
                                      -------------------------      --------------------------------------------
                                         2000            1999         Exchange        Operations          Total
                                      ---------       ---------      ---------        ---------         ---------
      America                         $    11.8       $     8.9      $       -        $     2.9         $     2.9 (1)
      Asia                                  1.8             1.2            0.1              0.5               0.6
      Europe                               12.7            12.3           (1.5)             1.9               0.4 (2)
      Intercompany eliminations            (2.1)           (0.8)           0.1             (1.4)             (1.3)
                                      ---------       ---------      ---------        ---------         ---------
      Total revenue                   $    24.2       $    21.6      $    (1.3)       $     3.9         $     2.6
                                      =========       =========      =========        =========         =========

-------------------------------------
(1) The sales increase in the US was due primarily to the very active information technology segment and an increased focus on new customer acquisition as well as activity from acquisitions in the Americas completed during the second half of 1999.

(2) Growth in Europe was due primarily to an acquisition, completed in the last quarter of 1999 and strong volume in France and Ireland offset by a strong US dollar against European currencies, primarily the Irish punt.

The Company's cost of services and products sold, and selling, general and administrative expenses for the 2000 first quarter were $105.2 million, an increase of $4.5 million, or 4.4%, from the prior year. As a percentage of sales these combined costs dropped to 93.5% in 2000 from 96.5% in 1999. This improvement reflects an increase in business volume over the prior year as well as reduced costs from the closure of five ELS centers.

EBITA* for the 2000 first quarter was $7.3 million, or 6.5% of sales, compared to $3.7 million, or 3.5% of sales, in the same prior year period. The following table displays the comparative first quarter EBITA by business segment:

--------------------------------------------------------------------------------
*EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not necessarily indicative of operating income or cash flows from operations as determined under U.S. GAAP.

Business Segment EBITA:                                           (Dollars in millions)
                                      ---------------------------------------------------------------------------
                                              March 31,                    Growth (Decline) from Prior Year
                                      -------------------------      --------------------------------------------
                                         2000            1999         Exchange        Operations          Total
                                      ---------       ---------      ---------        ---------         ---------
   Language Services:
      Instruction                     $    15.5       $    12.0      $    (0.4)(1)    $     3.9 (2)     $     3.5
      ELS                                  (0.1)           (0.4)             -              0.3               0.3 (3)
      Publishing                           (0.1)           (0.2)             -              0.1               0.1
      Franchising                           0.1             -                -              0.1               0.1
      Cross Cultural                        0.3             0.2              -              0.1               0.1
      Overhead & Other                     (6.0)           (5.2)           0.2             (1.0)             (0.8)(4)
                                      ---------       ---------      ---------        ---------         ---------
   Total Language Services                  9.7             6.4           (0.2)             3.5               3.3
   Berlitz GlobalNET                        1.1             0.6              -              0.5               0.5 (5)
   Corporate and other                     (3.5)           (3.3)             -             (0.2)             (0.2)(6)
                                      ---------       ---------      ---------        ---------         ---------
   Total                              $     7.3       $     3.7      $    (0.2)       $     3.8         $     3.6
                                      =========       =========      =========        =========         =========

                           EBITA Margin %:                           March 31,
                                                             -------------------------
                                                                2000            1999
                                                             ---------       ---------
                           Language Services:
                              Instruction (7)                     21.3%           18.0%
                              ELS (8)                             (0.7)%          (3.1)%
                              Publishing                          (2.6)%          (6.2)%
                              Franchising                         15.5%          (10.7)%
                              Cross Cultural                      35.9%           26.1%
                           Total Language Services                11.0%            7.7%
                           Berlitz GlobalNET                       4.7%            3.0%
                           Total                                   6.5%            3.5%

-------------------------------------
(1) The net unfavorable exchange impact in Instruction is primarily attributable to European countries, in particular Germany, partially offset by the strength of the Japanese yen.

(2) The increase in Instruction operating EBITA is due mainly to volume increases in Japan and Germany.

(3) Overall costs for ELS decreased from the prior year due primarily to the closure of five centers.

(4) Language Service's overhead costs increased over prior year due to non-salary related operating expenses.

(5) The increase in EBITA for Berlitz GlobalNET is due to improved margins in Europe and Asia.

(6) Corporate expenses rose due to increases in non-salary related operating costs.

(7) The increase in Instruction's 2000 EBITA margin occurred primarily due to volume increases.

(8) See ELS discussion in footnote 3.

Interest expense on long-term debt and convertible debentures for the three months ended March 31, 2000, decreased $0.3 million from the prior year, due principally to a reduced effective interest rate. "Other expense (income), net" for the three months ended March 31, 2000 was $0.1 million of expense, compared with $1.0 million of income in the prior year, due to lower foreign exchange gains in the current quarter.

The Company recorded income tax expenses of $1.7 million in the first quarter of 2000, compared with $0.2 million in 1999. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

On March 11, 1999, in connection with the issuance of the Convertible Debentures and an affiliate note, the Company extinguished the long-term debt under its 1997 credit agreement (the "Bank Facility"). The Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in the first quarter of 1999, the Company recorded an extraordinary loss, net of tax benefit, of approximately $2.1 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken. Through December 1998, such amounts had been recognized in income based on historical experience by country; refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken were recognized in income when the obligation to issue a refund had constructively expired. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5.6 million (net of income tax benefit of $2.9 million and minority interest expense of $0.2 million).

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

Net cash provided by operating activities was $7.3 million for the three months that ended March 31, 2000, compared with net cash used of $6.7 million in the comparable prior period. This increase of $14.0 million primarily resulted from:
(i) a decrease in accounts receivable; (ii) an increased EBITA; and (iii) termination of the Company's previous interest rate swap agreement.

Net cash used in investing activities totaled $3.6 million for the quarter ended March 31, 2000, was down $1.1 million from the comparable prior year period. This decrease primarily reflects lower capital expenditures over the prior year.

Net cash used in financing activities for the quarter ended March 31, 2000, was $4.0 million, compared with net cash provided of $16.4 million in the comparable prior year period. For 2000, the activity reflected the repayment of an amount outstanding on the new $25,000 revolving credit facility entered into on March 31, 1999 ("the Revolving Facility"), whereas the 1999 activity primarily reflected the excess of the net proceeds from the issuance of convertible debentures and notes payable to an affiliate over the related extinguished debt.

Other items impacting the Company's liquidity and capital resources were as follows:

o $1.1 million of "Accrued expenses and other current liabilities" at March 31, 2000, related to the ELS acquisition.

o On July 1, 1999, Berlitz entered into a license agreement with Children's Television Workshop ("CTW"). CTW will create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of fifty-two 15-minute episodes and which will be complemented by instruction curricula and materials developed by Berlitz. Berlitz was also granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

     The license agreement with CTW, covers an initial term of five years, and provides for payments by the Company to CTW of $4 million at inception and an aggregate of $6 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4 million paid at inception may be applied against future royalties due in excess of the minimum guarantee. Furthermore, in the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, the minimum guaranteed royalties will be reduced dollar for dollar, up to a maximum of $2 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the license agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2 million, or an amount equal to 80% of the royalties earned by CTW under the license agreement during the fifth year of the initial term.

o In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $8.0 million, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. The Company also incurred various transaction-related expenditures and accrued expenses. At March 31, 2000, in connection with this acquisition, the Company recorded $11.6 million of goodwill and accrued $2.4 million in current liabilities for transaction-related expenses and contingencies.

o On June 8, 1999, the Company's shareholders approved the Company's 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan, and the Company is not required to establish any fund or segregate any assets. Based on limitations contained within the 1999 LTIP, total awards to be paid in 2002 are currently expected to range from a minimum of $0.7 million to a maximum of $5.0 million.

o On March 31, 1999, the Company entered into a new $25 million revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either (i) a base rate approximating the U.S. prime rate or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were no outstanding borrowings under the Revolving Facility at March 31, 2000.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen, the Swiss franc, the Canadian dollar, the British pound, and the German mark. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at March 31, 2000, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $2.0 million.

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

     The Company used the proceeds from the sale of the Convertible Debentures, as well as proceeds from the BHI Note issuance, to repay in full all outstanding indebtedness, and for general corporate purposes. The Company incurred approximately $2.8 million in deferred finance costs associated with the issuance of the Convertible Debentures and BHI Note.

At March 31, 2000, the Company's liquid assets of $33.6 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures and anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

Inflation

Historically, inflation has not had a material effect on the Company's overall business. Management believes this is due to the fact that the Company's business is a service business, which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

Special Note Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: the Company's success in selling new franchises; the economic conditions in the Asian region; more general factors affecting future cash flows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; demand for the Company's products and services; the impact of competition; the effect of changing economic and political conditions; the level of success and timing in implementing corporate strategies and adopting new technologies; changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity or achievements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1999, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 65%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at March 31, 2000, were as follows:

                                                                             Interest Receipts from
                             Interest Payment to Financial Institution       Financial Institution
                             -----------------------------------------       ---------------------
                                                                              Notional                Fair Value
  Effective                                                  Interest          Amount     Interest    at 3/31/00
    Date        Maturity       Notional Amount (000's)         Rate            (000's)      Rate       (000's)
    ----        --------     ------------------------------- --------        ----------   --------    ----------
   1/1/99       12/30/02      Japanese Yen      12,311,005     5.50%         $   95,694     6.27%     $  (3,460)
   1/1/99       12/31/02      German Mark           99,546     6.12%         $   55,821     6.27%     $   1,123
   1/4/99       12/31/02      Swiss Franc           16,131     5.72%         $   11,164     6.27%     $     319
   1/4/99       12/31/02      British Pound          4,841     6.56%         $    7,974     6.27%     $     (21)

The fair values of the currency swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. Future interest rates and exchange rates will affect the value of these swaps.

On March 11, 1999 (the "Issue Date"), the Company issued the Convertible Debentures, consisting of the Apollo and Benesse Debentures (see Management's Discussion and Analysis - Liquidity and Capital Resources).

o The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime 3 years and 2 months following the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company must pay a redemption premium, expressed as a percentage of outstanding principal, as follows: a) 4% for redemptions occurring in the fourth year after issue; b) 2% for redemptions occurring in the fifth year after issue; and c) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert their Convertible Debentures into common stock of the Company.

o The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either a) redeem all of the Apollo Debentures at par, or b) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, must either a) redeem both the Apollo and

     Benesse Debentures, or b) deliver the Fixed Rate Debentures to both Apollo and BHI.

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

o Prior to the third anniversary of the Issue Date, if BHI sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but BHI sells less than 80% of its shares, or if BHI sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

o The fair value of the Convertible Debentures was last estimated at December 31, 1999. As of that date, the Convertible Debentures had an estimated fair value of $145.2 million. The estimate was based on current interest rates and the Company's stock price volatility. The Company does not believe that this estimate has changed materially at March 31, 2000.

The Company's derivatives are for non-trading purposes. The Company historically has only entered into derivative contracts as required by its lenders and it has no present intention to change this policy. Furthermore, the Company employed the following procedures to monitor and minimize the market and credit risk associated with its current derivative contracts entered into pursuant to its Bank Facility:

a)   bids and proposals were obtained from  major financial institutions only;
b) prior to entering into its derivative contracts, the Company conferred with independent advisors to assess the reasonableness of the contracts and obtained Board of Director approval;
c)   the Company entered into simple agreements; and
d) the Company provides status updates regarding its derivatives, including market value updates, to its Board of Directors on a regular basis.

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

Exhibit No.

    27   Financial Data Schedule, for the quarterly period ended March 31, 2000.


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

                                              BERLITZ INTERNATIONAL, INC.
                                              ---------------------------
                                                      (Registrant)


Date: May 12, 2000                            By: /s/ HENRY D. JAMES
                                                  -------------------
                                                  Henry D. James
                                                  Executive Vice President and
                                                  Chief Financial Officer