Form 10-Q
period 2000-06-30
BERLITZ INTERNATIONAL INC
filed 2000-08-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 1-10390

                           BERLITZ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NEW YORK                                                 13-355-0016
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

              400 ALEXANDER PARK, PRINCETON, NEW JERSEY 08540-6306
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 514-9650
                      -------------------------------------
               Registrant's telephone number, including area code

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

The number of shares outstanding of the registrant's common stock, at the close of business on August 11, 2000, were 9,546,536.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                (Dollars in thousands, except per share amounts)

                                                                          2000                       1999
                                                              ------------------        -----------------
Sales of services and products                                $        119,463          $         111,194
                                                              ------------------        -----------------

Operating costs and expenses:
   Cost of services and products sold                                   71,834                     65,023
   Selling, general and administrative                                  38,924                     37,605
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles                    4,554                      4,369
                                                              ------------------        -----------------

Operating profit                                                         4,151                      4,197
Interest expense on long-term debt                                          10                         20
Interest expense on convertible debentures
   with related parties                                                  1,994                      2,004
Interest expense on notes to affiliates                                    641                        648
Other expense, net                                                         204                         80
                                                              ------------------        -----------------

Income before income taxes, minority interest in
   loss (earnings) of subsidiary, and
   extraordinary item                                                    1,302                      1,445
Income tax expense                                                      (2,038)                    (1,811)
Minority interest in (earnings) loss
   of subsidiaries                                                         (71)                        60
                                                              ------------------        -----------------

Loss before extraordinary item                                            (807)                      (306)
Extraordinary loss from extinguishment of debt                               -                         (4)
                                                              ------------------        -----------------
Net loss                                                      $           (807)         $            (310)
                                                              ==================        =================
Loss per share - basic and diluted:
   Loss before extraordinary item                             $          (0.08)         $          (0.03)
   Extraordinary loss                                                        -                     (0.00)
                                                              ------------------        -----------------
   Loss per share                                             $          (0.08)         $          (0.03)
                                                              =================         =================

Average number of shares outstanding (000's)                             9,546                      9,530
                                                              ==================        =================

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
                (Dollars in thousands, except per share amounts)

                                                                          2000                       1999
                                                              ------------------        -----------------
Sales of services and products                                $        232,007          $       215,640
                                                              ----------------          ---------------
Operating costs and expenses:
   Cost of services and products sold                                  139,457                  128,864
   Selling, general and administrative                                  76,523                   74,511
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles                    9,179                    8,722
                                                              ----------------          ---------------

Operating profit                                                         6,848                    3,543
Interest expense on long-term debt                                          33                    1,873
Interest expense on convertible debentures
   with related parties                                                  3,989                    2,435
Interest expense on notes to affiliates                                  1,296                    1,236
Other expense (income), net                                                299                     (885)
                                                              ----------------          ---------------

Income (loss) before income taxes, minority interest in
   loss (earnings) of subsidiary, and
   extraordinary item                                                    1,231                   (1,116)
Income tax expense                                                      (3,773)                  (1,973)
Minority interest in (earnings) loss
   of subsidiaries                                                        (242)                     179
                                                              ----------------          ---------------

Loss before extraordinary item and cumulative
   effect of accounting change                                          (2,784)                  (2,910)
Extraordinary loss from extinguishment of debt,
   net of income tax benefit of  $44                                         -                   (2,144)
Cumulative effect of accounting change, net of
   income tax benefit of $2,900
   and minority interest expense of $189                                     -                   (5,605)
                                                              ----------------          ---------------
Net loss                                                      $         (2,784)         $       (10,659)
                                                              ================          ===============
Loss per share - basic and diluted:
   Loss before extraordinary item and cumulative
     effect of accounting change                              $          (0.29)         $         (0.31)
   Extraordinary loss                                                        -                    (0.22)
   Cumulative effect of accounting change                                    -                    (0.59)
                                                              ----------------          ---------------
   Loss per share                                             $          (0.29)         $         (1.12)
                                                              ================          ===============
Average number of shares outstanding (000's)                             9,546                    9,530
                                                              ================          ===============

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   (UNAUDITED)
                                                                      JUNE 30,         DECEMBER 31,
                                                                          2000                 1999
                                                                ----------------      --------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                  $       38,757       $       34,426
Accounts receivable, less allowance for
  doubtful accounts of $3,902 and $3,102                                48,104               54,185
Unbilled receivables                                                    11,968                7,514
Inventories, net                                                        10,222               10,405
Prepaid expenses and other current assets                                9,499                8,628
                                                                ---------------      --------------
  TOTAL CURRENT ASSETS                                                 118,550              115,158
Property and equipment, net of accumulated
  depreciation of $27,591 and $26,100                                   49,135               47,749
Publishing rights, net of accumulated
  amortization of $6,522 and $6,083                                     15,463               15,902
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $100,619 and $92,936              467,341              480,967
Other assets                                                            37,162               37,244
                                                                --------------       --------------
  TOTAL ASSETS                                                  $      687,651       $      697,020
                                                                ==============       ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                               $        1,232       $        5,118
Accounts payable                                                        10,372               12,026
Deferred revenues                                                       61,516               57,266
Payrolls and commissions                                                16,984               16,458
Income taxes payable                                                     1,584                  971
Interest payable on convertible debentures                               1,938                1,938
Accrued expenses and other current liabilities                          18,488               19,495
                                                                --------------       --------------
  TOTAL CURRENT LIABILITIES                                            112,114              113,272
Long-term debt                                                           1,772                1,887
Convertible debentures with related parties                            155,000              155,000
Notes payable to affiliates                                             50,000               50,000
Other liabilities                                                       27,391               28,399
Minority interest                                                       10,040                9,775
                                                                --------------       --------------
  TOTAL LIABILITIES                                                    356,317              358,333
                                                                --------------       --------------
SHAREHOLDERS' EQUITY:
Common stock                                                             1,005                1,003
Additional paid-in capital                                             372,791              372,518
Accumulated deficit                                                    (11,294)              (8,510)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                    (24,807)             (19,963)
Treasury stock at cost                                                  (6,361)              (6,361)
                                                                --------------       --------------
  TOTAL SHAREHOLDERS' EQUITY                                           331,334              338,687
                                                                --------------       --------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $      687,651       $      697,020
                                                                ==============       ==============

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------------------------
                                                                            2000                      1999
                                                            --------------------       -------------------
Net loss                                                    $               (807)      $              (310)

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                   (132)                   (1,766)
                                                            --------------------       -------------------
Comprehensive loss                                            $             (939)      $            (2,076)
                                                            ====================       ===================


The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                      $                509       $               433
                                                            ====================       ===================


                                                                        SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------------------
                                                                            2000                      1999
                                                            --------------------       -------------------

Net loss                                                    $             (2,784)      $           (10,659)

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                 (4,844)                   (8,031)
                                                            --------------------       -------------------
Comprehensive loss                                          $             (7,628)      $           (18,690)
                                                            ====================       ===================


The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                      $                785       $             1,185
                                                            ====================       ===================

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)

                                                                                      2000                1999
                                                                           ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $        (2,784)    $       (10,659)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                  15,110              14,086
     Cumulative effect of accounting change, net                                         -               5,605
     Extraordinary item, net                                                             -               1,072
     Other (primarily provision for bad debts and foreign exchange
      (gains) losses)                                                                1,986                (648)
     Changes in operating assets and liabilities                                     2,576              (3,061)
                                                                           ---------------     ---------------
       Net cash provided by operating activities                                    16,888               6,395
                                                                           ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (9,494)            (10,565)
   Acquisition of businesses                                                             -              (8,373)
   Intangible expenditures                                                             (31)                  -
                                                                           ---------------     ---------------
       Net cash used in investing activities                                        (9,525)            (18,938)
                                                                           ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures                                      -             155,000
   Proceeds from issuance of note payable to affiliate                                   -              50,000
   Proceeds from termination of currency swap agreements                             1,735                   -
   Net borrowings under revolving credit facility                                   (4,000)              4,000
   Repayment of long-term debt                                                           -            (146,899)
   Repayment of notes to affiliates                                                      -             (42,366)
   Payment of deferred finance costs                                                     -              (2,782)
                                                                           ---------------     ---------------
       Net cash (used in) provided by financing activities                          (2,265)             16,953
                                                                           ---------------     ---------------

Effect of exchange rate changes on cash and
  temporary investments                                                               (767)             (1,522)
                                                                           ---------------     ---------------

Net increase in cash and temporary investments                                       4,331               2,888
Cash and temporary investments, beginning of period                                 34,426              25,327
                                                                           ---------------     ---------------
Cash and temporary investments, end of period                              $        38,757      $       28,215
                                                                           ===============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for:
         Interest                                                          $         5,216      $        3,084
                                                                           ===============      ==============
         Income taxes                                                      $         4,295      $        2,898
                                                                           ===============      ==============
  Cash refunds of income taxes                                             $           308      $          417
                                                                           ===============      ==============

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

         Certain reclassifications have been made in prior years' financial statements and notes to conform to the 2000 presentation.

2.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                 JUNE 30,           DECEMBER 31,
                                                     2000                   1999
                                             ------------          ------------
         Revolving credit facility           $          -          $      4,000
         Other                                      3,004                 3,005
                                             ------------          ------------
             Total                                  3,004                 7,005
         Less current maturities                   (1,232)               (5,118)
                                             ------------          ------------
             Long-term debt                  $      1,772          $      1,887
                                             ============          ============

         On March 31, 1999, the Company entered into a $25,000 revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either: (i) a base rate approximating the U.S. prime rate; or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the Revolving Facility, depending on a specified leverage ratio. There are no outstanding borrowings under the Revolving Facility at June 30, 2000.

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

 3.      CONVERTIBLE DEBENTURES WITH RELATED PARTIES

         On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: (i) $100,000 aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and (ii) $55,000 aggregate principal amount (the "Benesse Debentures") to Benesse Holdings International, Inc. ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

         The Apollo Debentures and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, any time three years and two months following the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company must pay a redemption premium, expressed as a percentage of outstanding principal, as follows: (i) 4% for redemptions occurring in the fourth year after issue; (ii) 2% for redemptions occurring in the fifth year after issue; and (iii) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert their Convertible Debentures into common stock of the Company.

         The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, seven-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either: (i) redeem all of the Apollo Debentures at par; or (ii) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, must either:
         (i) redeem both the Apollo Debentures and Benesse Debentures; or (ii) deliver the Fixed Rate Debentures to both Apollo and BHI.

         Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures' interest rate is subject to a cap of: (i) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures; or (ii) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receive Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issuance upon payment of the principal amounts outstanding under the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: (i) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; (ii) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and (iii) no premium for redemptions occurring thereafter.

         Prior to the third anniversary of the Issue Date, if BHI sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: (i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and (ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but BHI sells less than 80% of its shares, or if BHI sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

         The Convertible Debentures are subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. Negative covenants that the Convertible Debentures are subject to include: (i) prohibitions on certain mergers, consolidations and asset transfers; (ii) forbearance from restrictions on rights of holders to convert or exchange the Convertible Debentures; and (iii), in the case of the Apollo Debentures, forbearance from amending certain understandings between the Company, Berlitz Japan, Inc. and BHI .

         The Investment Agreements include a number of other provisions, including: (i) the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; (ii) the granting of a certain number of board seats to Apollo on the Company's Board of Directors; (iii) the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and
         (iv) certain restrictions on the transferability of the Apollo Debentures. The Company expanded its Board of Directors from 10 seats to 12 seats effective March 11, 1999, and granted two board seats to Apollo.

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

5.       EXTRAORDINARY LOSS

         On March 11, 1999, in connection with the issuance of the Convertible Debentures and BHI Notes and the extinguishment of the Company's long-term debt under its 1997 credit agreement (the "Bank Facility"), the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. For the six months ended June 30, 1999, the Company recorded an extraordinary loss, net of tax benefit, of $2,144, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

6.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken due to a period of student inactivity. Through December 1998, such amounts had been recognized in income based on historical experience by country, generally after a student had not attended a class for at least 60 days (or six months in the case of a corporate contract). Refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken due to student inactivity (generally at least 60 days or six months, as applicable) are recognized in income when the obligation to issue a refund has expired. In certain countries where the refund obligation effectively never expires under local law, such deferred revenues are recognized into income no earlier than one year from the date of enrollment. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5,605 (net of income tax benefit of $2,900 and minority interest expense of $189).

         The SEC is currently developing additional guidance with respect to SAB
         101. Until such time as the SEC staff issues such guidance, it is unclear what, if any, impact such guidance will have on the Company's current revenue recognition accounting policies.

7.      OTHER EXPENSE (INCOME), NET

                                                          THREE MONTHS       THREE MONTHS
                                                         JUNE 30, 2000      JUNE 30, 1999
                                                         -------------      -------------
         Interest income on temporary investments        $        (218)     $        (166)
         Foreign exchange losses (gains), net                      224               (294)
         Other non-operating taxes                                   2                111
         Loss on disposal of fixed assets                          188                103
         Other investment (income) expense, net                    (53)                72
         Other income, net                                          61                254
                                                         -------------     --------------
              Total other expense, net                   $         204     $           80
                                                         =============     ==============

                                                            SIX MONTHS        SIX MONTHS
                                                         JUNE 30, 2000     JUNE 30, 1999
                                                         -------------     -------------

         Interest income on temporary investments        $        (407)     $       (257)
         Foreign exchange losses (gains), net                      282            (1,202)
         Other non-operating taxes                                  87               231
         Loss on disposal of fixed assets                          296               122
         Other investment (income) expense, net                    (55)               14
         Other income, net                                          96               207
                                                         -------------     -------------
              Total other expense (income), net          $         299     $        (885)
                                                         =============     =============

8.       EARNINGS (LOSS) PER SHARE

         Basic and Diluted earnings (loss) per share ("EPS") computations for "loss before extraordinary item and cumulative effect of accounting change" are the same for the three and six months ended June 30, 2000, and 1999. For the three months ended June 30, 2000, and 1999 they are $(0.08) and $(0.03), respectively, and for the six months ended June 30, 2000 and 1999 they are $(0.29) and $(0.31), respectively.

9.       OPERATING SEGMENTS

         The Company's operations are principally conducted through two segments: Language Services (consisting of the Instruction, ELS Educational Services, Inc. ("ELS"), Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET. ELS formerly included centers operating under the Berlitz on Campus ("BOC") brand name. Effective January 1, 2000, the BOC centers were renamed ELS. These are strategic business units that offer different products and services and that are managed separately by senior management due to different technology and marketing strategies.

         Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The ELS sub-segment provides intensive English education programs primarily in a campus setting. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

         Berlitz GlobalNET helps customers prepare their products and services for the world market faster and at less cost. Berlitz GlobalNET provides high quality technical documentation translation, interpreting and rapidly expanding offerings in eBusiness Globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting to creating and translating content, designing, implementing and maintaining multilingual Websites. These services are based on the Company's skills in project management, high quality translation, software localization, software quality assurance and testing, and electronic publishing.

         The Company evaluates operating segment performance based on EBITA, defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not necessarily indicative of operating income or cash flows from operations as determined under U.S. GAAP.

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------         -------------------------
                                                          2000              1999             2000              1999
                                                          ----              ----             ----              ----
REVENUES:
  Revenues from external customers:
     Language Services:
       Instruction                                    $    75,480       $    69,875      $   148,126       $   136,360
       ELS                                                 14,903            12,403           26,803            24,876
       Publishing                                           3,176             4,126            5,984             7,214
       Franchising                                            442               469              765               709
       Cross Cultural                                         748               645            1,462             1,232
       Other                                                    -               (1)                -               (1)
                                                      -------------     -------------    -------------     -------------
     Total Language Services                               94,749            87,517          183,140           170,390
     Berlitz GlobalNET                                     24,714            23,677           48,867            45,250
                                                      -------------     -------------    -------------     -------------
       Total external revenues                            119,463           111,194          232,007           215,640
                                                      -------------     -------------    -------------     -------------

  Intersegment revenues:
     Language Services:
       Instruction                                              1                 -                1                 -
       Publishing                                               3                 -               13                 -
       Franchising                                             48               125              106               238
                                                      -------------     -------------    -------------     -------------
     Total Language Services                                   52               125              120               238
     Berlitz GlobalNET                                       (71)                35                5                44
                                                      -------------     -------------    -------------     -------------
       Total  intersegment revenues                          (19)               160              125               282
                                                      -------------     -------------    -------------     -------------

  Total revenues for reportable segments                  119,444           111,354          232,132           215,922
  Elimination of intersegment revenues                         19              (160)            (125)             (282)
                                                      -------------     -------------    -------------     -------------
     Total consolidated revenues                      $   119,463       $   111,194      $   232,007       $   215,640
                                                      =============     =============    =============     =============

                                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------         -------------------------
                                                          2000              1999             2000              1999
                                                          ----              ----             ----              ----
INCOME (LOSS) BEFORE TAXES,  MINORITY INTEREST,  AND
EXTRAORDINARY ITEM:
  Segment EBITA:
     Language Services:
       Instruction                                    $    15,495       $    14,788      $    30,975       $    26,754
       ELS                                                    495               123              413             (264)
       Publishing                                             177               755              104               563
       Franchising                                            185               124              244                86
       Cross Cultural                                         107                85              364               238
       Language Service overhead expenses and other        (5,537)           (5,423)         (11,475)          (10,560)
                                                      -------------     -------------    -------------     -------------
     Total Language Services                               10,922            10,452           20,625            16,817
     Berlitz GlobalNET                                      1,400             1,644            2,532             2,289
     General corporate HQ expenses                         (3,617)           (3,530)          (7,130)           (6,841)
                                                      -------------     -------------    -------------     -------------
   Total EBITA                                              8,705             8,566           16,027            12,265
                                                      -------------     -------------    -------------     -------------
   Amortization of publishing rights, excess of cost over net assets acquired, and other intangibles:
     Language Services:
       Instruction                                         (2,552)           (2,525)          (5,118)           (5,070)
       ELS                                                 (1,365)           (1,348)          (2,728)           (2,695)
       Publishing                                            (100)              (99)            (200)             (199)
       Cross Cultural                                          (2)               (2)              (5)               (5)
                                                      -------------     -------------    -------------     -------------
     Total Language Services                               (4,019)           (3,974)          (8,051)           (7,969)
     Berlitz GlobalNET                                       (535)             (395)          (1,128)             (753)
                                                      -------------     -------------    -------------     -------------
     Total intangible amortization                         (4,554)           (4,369)          (9,179)           (8,722)
                                                      -------------     -------------    -------------     -------------

Total operating profit                                      4,151             4,197            6,848             3,543
Interest expense on long-term debt                            (10)              (20)             (33)           (1,873)
Interest expense on Convertible Debentures                 (1,994)           (2,004)          (3,989)           (2,435)
Interest expense to affiliates                               (641)             (648)          (1,296)           (1,236)
Other (expense) income, net                                  (204)              (80)            (299)              885
                                                      -------------     -------------    -------------     -------------
Total consolidated income (loss) before taxes,
minority interest, and extraordinary item             $     1,302       $     1,445      $     1,231       $    (1,116)
                                                      =============     =============    =============     =============

     ASSETS:                                          JUNE 30,      DECEMBER 31,
                                                         2000              1999
                                                 -----------        -----------
      Language Services:
         Instruction                             $   433,617        $   433,526
         ELS                                         106,297            106,210
         Publishing                                   21,918             23,122
         Franchising                                   8,297              8,031
         Cross Cultural                                  402                440
         Other                                           767              1,069
                                                 -----------        -----------
      Total Language Services                        571,298            572,398
      Berlitz GlobalNET                               97,281            102,684
      General corporate                               26,013             27,365
      Eliminations of intersegment receivables       (6,941)             (5,427)
                                                 -----------        -----------
         Total consolidated assets               $   687,651        $   697,020
                                                 ===========        ===========

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------         -------------------------
                                                       2000             1999              2000             1999
                                                       ----             ----              ----             ----
       DEPRECIATION:
         Language Services:
            Instruction                            $     1,244      $     1,297       $     2,507      $     2,452
            ELS                                            252              209               459              490
            Publishing                                     555              417             1,050              841
            Franchising                                      4                6                 8               10
            Language Services overhead and other           140              121               269              237
                                                   -------------    --------------    -------------    --------------
         Total  Language Services                        2,195            2,050             4,293            4,030
         Berlitz GlobalNET                                 523              474             1,075            1,041
         General corporate                                 278              122               563              293
                                                   -------------    --------------    -------------    --------------
            Total consolidated depreciation        $     2,996      $     2,646       $     5,931      $     5,364
                                                   =============    ==============    =============    ==============

       CAPITAL EXPENDITURES:
         Language Services:
            Instruction                            $     4,604      $     3,754       $     6,323      $     7,051
            ELS                                            250              197               481              577
            Publishing                                     219              881               592            1,370
            Franchising                                      -               25                 -               30
                                                   -------------    --------------    -------------    --------------
         Total  Language Services                        5,073            4,857             7,396            9,028
         Berlitz GlobalNET                                 782              475             1,810              666
         General corporate                                 198              522               288              871
                                                   -------------    --------------    -------------    --------------
            Total consolidated capital
              expenditures                         $     6,053      $     5,854       $     9,494      $    10,565
                                                   =============    ==============    =============    ==============

         The following tables present certain information about the geographic areas in which the Company operates:

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------         -------------------------
                                                       2000             1999              2000             1999
                                                       ----             ----              ----             ----
         REVENUES FROM EXTERNAL CUSTOMERS:
           United States                           $    37,652      $    36,195       $    71,575      $    68,731
           Japan                                        22,380           16,667            42,587           32,372
           Germany                                       9,732           10,576            20,374           21,355
           Ireland                                       6,214            5,779            11,176           10,532
           France                                        4,924            5,508             9,939           10,743
           Brazil                                        5,155            3,955             9,243            6,865
           Other foreign countries                      33,406           32,514            67,113           65,042
                                                   -------------    --------------    -------------    --------------
              Total                                $   119,463      $   111,194       $   232,007      $   215,640
                                                   =============    ==============    =============    ==============

                                            THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                           ---------------------------         -------------------------
                                                 2000             1999              2000             1999
                                                 ----             ----              ----             ----
OPERATING PROFIT:
  EBITA :
     United States                        $     2,816      $     3,903       $     4,365      $     5,604
     Japan                                      3,156            1,335             6,130            1,979
     Germany                                      711            1,121             2,118            2,299
     Ireland                                      415              284               432              277
     France                                       396              648               963            1,047
     Brazil                                     1,269              617             2,098              903
     Other foreign countries                    4,822            5,412             9,594            9,262
     General corporate expenses                (4,880)          (4,754)           (9,673)          (9,106)
                                          -------------    --------------    -------------    --------------
       Total EBITA                              8,705            8,566            16,027           12,265
                                          -------------    --------------    -------------    --------------

  Amortization of publishing rights, Excess of cost over net assets
   Acquired, and other intangibles:
     United States                             (3,830)          (3,664)           (7,715)          (7,287)
     Japan                                       (384)            (326)             (767)            (660)
     Germany                                      (57)             (63)             (118)            (129)
     Ireland                                      (10)             (11)              (21)             (24)
     France                                       (61)             (71)             (125)            (146)
     Brazil                                       (16)             (16)              (32)             (32)
     Other foreign countries                     (196)            (218)             (401)            (444)
                                          -------------    --------------    -------------    --------------
       Total  intangible amortization          (4,554)          (4,369)           (9,179)          (8,722)
                                          -------------    --------------    -------------    --------------

  Intercompany royalties:
     United States                              5,674            3,995            10,295            7,583
     Japan                                     (2,324)            (956)           (3,892)          (1,522)
     Germany                                     (364)            (400)             (771)            (815)
     Ireland                                     (310)            (289)             (557)            (525)
     France                                      (320)            (224)             (571)            (531)
     Other foreign countries                   (2,356)          (2,126)           (4,504)          (4,190)
                                          -------------    --------------    -------------    --------------
       Total intercompany royalties                 -                -                 -                -
                                          -------------    --------------    -------------    --------------

Total operating profit                    $     4,151      $     4,197       $     6,848      $     3,543
                                          =============    ==============    =============    ==============

LONG LIVED ASSETS:                         PROPERTY &
                                           EQUIPMENT           OTHER          INTANGIBLE
                                              NET             ASSETS*           ASSETS            TOTAL
                                          -------------    --------------    -------------    --------------
JUNE 30, 2000:
  United States                           $     9,571      $     4,792       $   385,628      $   399,991
  Japan                                        11,107              142            49,655           60,904
  Germany                                       3,664                -             7,527           11,191
  France                                        1,822                -             5,498            7,320
  Brazil                                        3,589                -             3,625            7,214
  Ireland                                       1,611                -             1,411            3,022
  Other foreign countries                      13,274            3,133            28,004           44,411
  General corporate                             4,497           14,458             1,456           20,411
                                          -------------    --------------    -------------    --------------
     Total                                $    49,135      $    22,525       $   482,804      $   554,464
                                          =============    ==============    =============    ==============

DECEMBER  31, 1999:
  United States                           $    10,202      $     7,801       $   397,674      $   415,677
  Japan                                        11,186              152            51,989           63,327
  Germany                                       3,448                -             8,089           11,537
  France                                        1,853                -             5,949            7,802
  Brazil                                        2,843                -             2,492            5,335
  Ireland                                       1,276                1             1,510            2,787
  Other foreign countries                      12,362              529            27,710           40,601
  General corporate                             4,579           13,910             1,456           19,945
                                          -------------    --------------    -------------    --------------
     Total                                $    47,749      $    22,393       $   496,869      $   567,011
                                          =============    ==============    =============    ==============

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

The Company's operations are principally conducted through two segments:
Language Services (consisting of the Instruction, ELS Educational Services, Inc. ("ELS"), Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET. ELS formerly included centers operating under the Berlitz on Campus ("BOC") brand name. Effective January 1, 2000, the BOC centers were renamed ELS. Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is organized into three geographic divisions: the Americas (North America and Latin America), Asia and Europe.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2000, VS. JUNE 30, 1999

Sales for the quarter ended June 30, 2000, were $119.4 million, a 7.4% increase from 1999 sales of $111.2 million. This increase is attributable to increases in operating activity for Instruction, ELS and Berlitz GlobalNET that were partially offset by unfavorable exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $2.7 million, sales increased from the prior year by 9.8%. The following table compares revenues by business segment for the second quarter.


BUSINESS SEGMENT REVENUES:                                     (Dollars in millions)
--------------------------
                                   ------------------------------------------------------------------------------
                                            June 30,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2000            1999         Exchange         Operations          Total
                                                                                        (1)
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $    75.5       $    69.9      $    (1.4)       $     7.0         $     5.6
   ELS                                  14.9            12.4            -                2.5               2.5
   Publishing                            3.1             4.1            -               (1.0)             (1.0)
   Franchising                           0.5             0.6            -               (0.1)             (0.1)
   Cross Cultural                        0.7             0.6            -                0.1               0.1
   Intercompany eliminations             -              (0.1)           -                0.1               0.1
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                 94.7            87.5           (1.4)             8.6               7.2
Berlitz GlobalNET                       24.7            23.7           (1.3)             2.3               1.0
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   119.4       $   111.2      $    (2.7)(2)    $    10.9         $     8.2
                                   ===========     ===========    ============     ==============    ============

------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($2.7 million) primarily resulted from a strengthened dollar against European currencies, most significantly the German mark and the Irish punt, partially offset by a weaker dollar against the Japanese yen.

Within Language Services, Instruction benefited from increases in both volume and average revenue per lesson ("ARPL"). Total lesson volume increased 6.4% from the prior year, reflecting improvements in all geographic regions. Geographically, Instruction revenue and lesson volume was dispersed as follows:

INSTRUCTION REVENUE:                                            (Dollars in millions)
--------------------
                                      --------------------------------------------------------------------------
                                              June 30,                   Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         2000           1999         Exchange      Operations          Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    13.2      $    12.5      $     -        $     0.7        $     0.7
   Asia                                    22.6           16.4            2.3            3.9              6.2  (1)
   Latin America                           13.8           12.9           (0.7)           1.6              0.9  (2)
   Europe                                  25.9           28.1           (3.0)           0.8             (2.2) (3)
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $    75.5      $    69.9      $    (1.4)     $     7.0        $     5.6
                                      ===========    ===========    ===========    =============    ============

------------------------
(1) Primarily reflects the effect of volume increases in Japan and a weaker US dollar against the Japanese yen.
(2) Primarily reflects the effect of ARPL and volume increases in Brazil and Mexico and an ARPL increase in Colombia.
(3) Primarily reflects a strengthened US dollar against European currencies, in particular Germany.

INSTRUCTION LESSON VOLUME:                                     (Lessons in thousands)
--------------------------
                                      --------------------------------------------------------------------------
                                                  June 30,                        Growth from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           2000               1999             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------
   North America                           297.8              288.3               9.5                3.3%
   Asia                                    330.3              256.4              73.9               28.8%  (1)
   Latin America                           377.1              366.5              10.6                2.9%  (2)
   Europe                                  649.0              642.9               6.1                0.9%
                                      ---------------    ---------------    --------------     -----------------
   Total lesson volume                   1,654.2            1,554.1             100.1                6.4%
                                      ===============    ===============    ==============     =================

------------------------
(1) Asia's volume has increased due primarily to the apparent positive effect of special sales campaigns in Japan and expansion in new markets.
(2) Lesson volume increased in Latin America primarily due to strong sales in Brazil and Mexico, partially offset by reduced volume in Venezuela as a result of economic uncertainty.

For the second quarter of 2000, ARPL was $40.81, as compared to $39.88 in the comparable prior year period. The increase reflected the favorable impact of product mix and price increases ($1.82), partly offset by the effects of unfavorable exchange rate fluctuations ($0.89). ARPL ranged from a high of approximately $65.34 in Japan to a low of $15.27 in Hungary, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.

ELS second quarter revenues increased 20.2% from the prior year, primarily attributable to the launch of a 20 hour Semi-Intensive Program, the brand merger of ELS and BOC and the restructuring of operations resulting in the closing of five centers.

Publishing revenues declined 23.0% over the comparable prior year period, due primarily to decreased licensing royalty revenue.

Berlitz GlobalNET sales for the quarter ended June 30, 2000, were $24.7 million, up 9.7% from the comparable period in 1999, excluding the effect of unfavorable exchange rate fluctuations of $1.3 million. The following table compares Berlitz GlobalNET revenues by region for the first quarter:

  BERLITZ GLOBALNET REVENUE:                                   (Dollars in millions)
  --------------------------
                                     --------------------------------------------------------------------------
                                             June 30,                   Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        2000           1999         Exchange      Operations          Total
                                     -----------    -----------    -----------    -------------    ------------
     America                         $    10.9      $    11.5      $     -        $    (0.6)       $    (0.6)
     Asia                                  1.7            1.2            0.1            0.4              0.5
     Europe                               13.6           12.3           (1.5)           2.8              1.3 (1)
     Intercompany eliminations            (1.5)          (1.3)           0.1           (0.3)            (0.2)
                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    24.7      $    23.7      $    (1.3)     $     2.3        $     1.0
                                     ===========    ===========    ===========    =============    ============

------------------------
(1) Growth in Europe was due primarily to an acquisition completed in the last quarter of 1999 and strong volume in France and Ireland offset by a strong US dollar against European currencies, primarily the Irish punt

The Company's total cost of services and products sold as a percentage of sales was 60.1% in the second quarter of 2000, compared with 58.5% in the comparable prior year period. The higher percentage was mainly attributable to higher teacher salaries. Selling, general and administrative expenses as a percentage of sales were 32.6% in the second quarter of 2000, compared with 33.8% in the comparable prior year period. This improvement reflects an increase in business volume over the prior year as well as reduced costs from the closure of five ELS centers in the second half of 1999.

EBITA* for the 2000 first quarter was $8.7 million, or 7.3% of sales, compared to $8.6 million, or 7.7% of sales, in the comparable prior year period. The following table displays the comparative second quarter EBITA by business segment:

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

   BUSINESS SEGMENT EBITA:                                      (Dollars in millions)
   -----------------------
                                      --------------------------------------------------------------------------
                                             June 30,                   Growth (Decline) from Prior Year
                                      ------------------------    ----------------------------------------------
                                        2000          1999         Exchange         Operations         Total
                                      ----------    ----------    ------------     -------------    ------------
   Language Services:
      Instruction                     $    15.5     $    14.8     $    (0.3)(1)    $     1.0 (2)    $     0.7
      ELS                                   0.5           0.1           -                0.4              0.4  (3)
      Publishing                            0.2           0.8           -               (0.6)            (0.6) (4)
      Franchising                           0.2           0.1           -                0.1              0.1
      Cross Cultural                        0.1           0.1           -                -                 -
      Overhead and other                   (5.6)         (5.4)          0.1             (0.3)            (0.2)
                                      ----------    ----------    ------------     -------------    ------------
   Total Language Services                 10.9          10.5          (0.2)             0.6              0.4
   Berlitz GlobalNET                        1.4           1.6          (0.1)            (0.1)            (0.2) (5)
   Corporate overhead and other            (3.6)         (3.5)          -               (0.1)            (0.1) (6)
                                      ----------    ----------    ------------     -------------    ------------
   Total                              $     8.7     $     8.6     $    (0.3)       $     0.4        $     0.1
                                      ==========    ==========    ============     =============    ============


         EBITA MARGIN %:                             June 30,
         ---------------
                                           ------------------------------
                                               2000            1999
                                           ------------    --------------
         Language Services:
            Instruction (7)                     20.5%           21.2%
            ELS (8)                              3.3%            1.0%
            Publishing                           5.6%           18.3%
            Franchising                         37.8%           20.9%
            Cross Cultural                      14.3%           13.2%
         Total Language Services                11.5%           11.9%
         Berlitz GlobalNET (9)                   5.7%            6.9%
         Total                                   7.3%            7.7%

         --------------------------

(1) The net unfavorable exchange impact in Instruction is primarily attributable to European countries, in particular Germany, partially offset by the strength of the Japanese yen.
(2) The increase in Instruction operating EBITA is due mainly to volume increases in Japan and ARPL increases in Latin America, in particular Colombia.
(3) The increase in ELS operating EBITA is due in part to improved volume and decreased costs due primarily to the closure of five centers.
(4)  Publishing EBITA decreased primarily due to a lack of licensing revenues.
(5) The decrease in EBITA for Berlitz GlobalNET is due in part to exchange and to decreased margins in the U.S due in part to increased sales and marketing costs.
(6)  Corporate expenses rose due to increases in salary related operating costs.
(7) The decrease in Instruction's EBITA margin occurred primarily in the U.S. due in part to increased sales costs and rent.
(8)  See ELS discussion in footnote 3.
(9)  See Berlitz GlobalNET discussion in footnote 5.


"Other expense, net" for the three months ended June 30, 2000 was $0.2 million, compared with $0.1 million in the comparable prior year period, due to lower foreign exchange gains in the current quarter.

The Company recorded income tax expenses of $2.0 million in the second quarter of 2000, compared with $1.8 million in the second quarter of 1999. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000, VS. JUNE 30, 1999

Sales for the six months ended June 30, 2000, were $232.0 million, a 7.6% increase from 1999 sales of $215.6 million. This increase is attributable to increases in operating activity for Instruction, Berlitz GlobalNET and ELS that were partially offset by unfavorable exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $5.9 million, sales increased from the prior year by 10.4%. The following table compares revenues by business segment for the first six months.

BUSINESS SEGMENT REVENUES:                                     (Dollars in millions)
--------------------------
                                   ------------------------------------------------------------------------------
                                            June 30,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2000            1999         Exchange         Operations          Total
                                                                                        (1)
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $   148.1       $   136.4      $    (3.4)       $    15.1         $    11.7
   ELS                                  26.8            24.9            0.1              1.8               1.9
   Publishing                            6.0             7.2           (0.1)            (1.1)             (1.2)
   Franchising                           0.9             0.9            -                -                 -
   Cross Cultural                        1.4             1.2            -                0.2               0.2
   Intercompany eliminations            (0.1)           (0.2)           -                0.1               0.1
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                183.1           170.4           (3.4)            16.1              12.7
Berlitz GlobalNET                       48.9            45.2           (2.5)             6.2               3.7
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   232.0       $   215.6      $    (5.9) (2)   $    22.3         $    16.4
                                   ===========     ===========    ============     ==============    ============

------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations ($5.9 million) primarily resulted from a strengthened dollar against European currencies, most significantly the German mark and the Irish punt, partially offset by a weaker dollar against the Japanese yen.

Within Language Services, Instruction benefited from increases in both volume and average revenue per lesson ("ARPL"). Total lesson volume increased 7.6% from the comparable prior year period, reflecting improvements in all geographic regions. Geographically, Instruction revenue and lesson volume was dispersed as follows:

INSTRUCTION REVENUE:                                            (Dollars in millions)
--------------------
                                      --------------------------------------------------------------------------
                                              June 30,                        Growth from Prior Year
                                      --------------------------    --------------------------------------------
                                         2000           1999         Exchange      Operations          Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    25.2      $    24.4      $     0.1      $     0.7        $     0.8
   Asia                                    43.2           32.1            4.1            7.0             11.1  (1)
   Latin America                           25.5           23.1           (0.9)           3.3              2.4  (2)
   Europe                                  54.2           56.8           (6.7)           4.1             (2.6) (3)
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $   148.1      $   136.4      $    (3.4)     $    15.1        $    11.7
                                      ===========    ===========    ===========    =============    ============

------------------------

(1) Primarily reflects the effect of volume increases in Japan and a weaker US dollar against the Japanese yen.
(2) The operations variance primarily reflects the effect of volume increases in Brazil and Mexico and an ARPL increase in Mexico and Colombia.
(3) Primarily reflects a strengthened US dollar against European currencies, in particular Germany, partially offset by improved volume in most countries, in particular Germany.

INSTRUCTION LESSON VOLUME:                                     (Lessons in thousands)
--------------------------
                                      --------------------------------------------------------------------------
                                                  June 30,                   Growth (Decline) from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           2000               1999             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------
   North America                           574.8              567.2               7.6                1.4%
   Asia                                    634.4              500.3             134.1               26.8%  (1)
   Latin America                           687.6              656.5              31.1                4.7%  (2)
   Europe                                1,345.5            1,288.3              57.2                4.4%  (3)
                                      ---------------    ---------------    --------------     -----------------
   Total lesson volume                   3,242.3            3,012.3             230.0                7.6%
                                      ===============    ===============    ==============     =================

------------------------
(1) Asia's volume has increased due primarily to the apparent positive effect of special sales campaigns in Japan and expansion in new markets.
(2) Lesson volume increased in Latin America primarily due to strong sales in Brazil and Mexico, partially offset by reduced volume in Venezuela as a result of economic uncertainty.
(3)  Europe's volume improvement is primarily due to Germany and Israel

For the first half of 2000, ARPL was $41.06, as compared to $40.42 in the comparable prior year period. The increase reflected the favorable impact of product mix and price increases ($1.70), partly offset by the effects of unfavorable exchange rate fluctuations ($1.06). ARPL ranged from a high of approximately $65.80 in Japan to a low of $15.50 in Hungary, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.

ELS's first half revenues increased 7.6% from the comparable prior year period. This appears to be primarily attributable to the launch of a 20 hour Semi-Intensive Program, as well as the brand merger of ELS Language Centers and Berlitz on Campus Centers and the restructuring of operations resulting in the closing of five centers.

Publishing revenues declined 16.9% from the comparable prior year period, due primarily to decreased licensing royalty revenue.

Berlitz GlobalNET sales for the six months ended June 3, 2000, were $48.9 million, up 13.7% from the comparable period in 1999, excluding the effect of unfavorable exchange rate fluctuations of $2.5 million. The following table compares Berlitz GlobalNET revenues by region for the first six months:

  BERLITZ GLOBALNET REVENUE:                                   (Dollars in millions)
  --------------------------
                                     --------------------------------------------------------------------------
                                             June 30,                   Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        2000           1999         Exchange      Operations          Total
                                     -----------    -----------    -----------    -------------    ------------
     America                         $    22.7      $    20.4      $     -        $     2.3        $     2.3 (1)
     Asia                                  3.5            2.4            0.2            0.9              1.1
     Europe                               26.3           24.5           (2.9)           4.7              1.8 (2)
     Intercompany eliminations            (3.6)          (2.1)           0.2           (1.7)            (1.5)
                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    48.9      $    45.2      $    (2.5)     $     6.2        $     3.7
                                     ===========    ===========    ===========    =============    ============

------------------------
(1) The sales increase in the US was due primarily to the very active information technology segment and an increased focus on new customer acquisition as well as activity from acquisitions in the Americas completed during the second half of 1999.
(2) Growth in Europe was due primarily to an acquisition completed in the last quarter of 1999 and strong volume in France and Ireland, offset by a strong US dollar against European currencies, primarily the Irish punt.

The Company's total cost of services and products sold as a percentage of sales was 60.1% in the first half of 2000, compared with 59.8% in the comparable prior year period. The higher percentage was mainly attributable to higher teacher salaries. Selling, general and administrative expenses as a percentage of sales were 33.0% in the first half of 2000, compared with 34.5% in the comparable prior year period. This improvement reflects an increase in business volume over the prior year as well as reduced costs from the closure of five ELS centers.

EBITA for the 2000 first half was $16.0 million, or 6.9% of sales, compared to $12.2 million, or 5.7% of sales, in the comparable period in 1999. The following table displays the comparative first quarter EBITA by business segment:

   BUSINESS SEGMENT EBITA:                                      (Dollars in millions)
   -----------------------
                                      --------------------------------------------------------------------------
                                             June 30,                   Growth (Decline) from Prior Year
                                      ------------------------    ----------------------------------------------
                                        2000          1999         Exchange         Operations         Total
                                      ----------    ----------    ------------     -------------    ------------
   Language Services:
      Instruction                     $    31.0     $    26.8     $    (0.8)(1)    $     5.0 (2)    $     4.2
      ELS                                   0.4          (0.3)          -                0.7              0.7  (3)
      Publishing                            0.1           0.6           -               (0.5)            (0.5) (4)
      Franchising                           0.2           0.1           -                0.2              0.2
      Cross Cultural                        0.4           0.2           -                0.1              0.1
      Overhead and other                  (11.5)        (10.6)          0.4             (1.3)            (0.9)
                                      ----------    ----------    ------------     -------------    ------------
   Total Language Services                 20.6          16.8          (0.4)             4.2              3.8
   Berlitz GlobalNET                        2.5           2.2          (0.1)             0.4              0.3  (5)
   Corporate overhead and other            (7.1)         (6.8)          -               (0.3)            (0.3) (6)
                                      ----------    ----------    ------------     -------------    ------------
   Total                              $    16.0     $    12.2     $    (0.5)       $     4.3        $     3.8
                                      ==========    ==========    ============     =============    ============

     EBITA MARGIN %:                             June 30,
     ---------------
                                       ------------------------------
                                           2000            1999
                                       ------------    --------------
     Language Services:
        Instruction (7)                     20.9%           19.6%
        ELS (8)                              1.5%           (1.1)%
        Publishing                           1.7%            7.8%
        Franchising                         28.0%            9.1%
        Cross Cultural                      24.9%           19.3%
     Total Language Services                11.3%            9.9%
     Berlitz GlobalNET (9)                   5.2%            5.1%
     Total                                   6.9%            5.7%
------------------------

(1) The net unfavorable exchange impact in Instruction is primarily attributable to European countries, in particular Germany, partially offset by the strength of the Japanese yen.
(2) The increase in Instruction operating EBITA is due mainly to volume increases in Japan and Germany.
(3) The increase in ELS operating EBITA is due in part to improved volume and decreased costs due primarily to the closure of five centers.
(4)  Publishing EBITA decreased primarily due to a lack of licensing revenues.
(5) The increase in EBITA for Berlitz GlobalNET is due in part to acquisitions completed in the second half of 1999 and improved margins, particularly in Japan.
(6)  Corporate expenses rose due to increases in salary related operating costs.
(7) The increase in Instruction's EBITA margin is primarily due to volume increases.
(8)  See ELS discussion in footnote 3.
(9)  See Berlitz GlobalNET discussion in footnote 5.

Interest expense on long-term debt and convertible debentures for the six months ended June 30, 2000 decreased $0.3 million from the comparable prior year period, due principally to a reduced effective interest rate. "Other expense (income), net" for the six months ended June 30, 2000 was $0.3 million of expense, compared with $0.9 million of income in the comparable prior year period, due to lower foreign exchange gains in the first six months of 2000.

The Company recorded income tax expenses of $3.8 million in the first half of 2000, compared with $2.0 million in the comparable period in 1999. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

On March 11, 1999, in connection with the issuance of the Convertible Debentures and an affiliate note, the Company extinguished the long-term debt under its 1997 credit agreement (the "Bank Facility"). The Company also terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in the six months ended June 30, 1999, the Company recorded an extraordinary loss, net of tax benefit, of approximately $2.1 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provided its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken. Through December 1998, such amounts had been recognized in income based on historical experience by country; refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken were recognized in income when the obligation to issue a refund had constructively expired. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5.6 million (net of income tax benefit of $2.9 million and minority interest expense of $0.2 million). The SEC is currently developing additional guidance with respect to SAB 101. Until such time as the SEC staff issues such guidance, it is unclear what, if any, impact such guidance will have on the Company's current revenue recognition accounting policies.

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

Net cash provided by operating activities was $16.9 million for the six months ended June 30, 2000, compared with $6.4 million in the comparable prior year period. This increase of $10.5 million primarily resulted from: (i) a decrease in accounts receivable; (ii) an increased EBITA; and (iii) termination of the Company's previous interest rate swap agreement.

Net cash used in investing activities totaled $9.5 million for the six months ended June 30, 2000, down $9.4 million from the comparable prior year period. This decrease primarily reflects less expenditures on business acquisitions over the comparable prior year period.

Net cash used in financing activities for the six months ended June 30, 2000, was $2.3 million, compared with net cash provided of $17.0 million in the comparable prior year period. For 2000, the activity reflected the repayment of an amount outstanding on the $25,000 revolving credit facility entered into on March 31, 1999 (the "Revolving Facility", discussed below), partially offset by proceeds from the sale of two currency swap agreements, whereas the 1999 activity primarily reflected the excess of the net proceeds from the issuance of convertible debentures and notes payable to an affiliate over the related extinguished debt.

Other items impacting the Company's liquidity and capital resources were as follows:

o $1.0 million of "Accrued expenses and other current liabilities" at June 30, 2000, related to the ELS acquisition.

o On July 1, 1999, the Company entered into a license agreement with Children's Television Workshop ("CTW"). CTW will create and produce, at its expense, a television series, entitled "Sesame English", which will initially consist of fifty-two 15-minute episodes and which will be complemented by instruction curricula and materials developed by the Company. The Company was also granted certain rights by CTW, including the exclusive right to use certain Sesame Street and Sesame English names, logos and characters in connection with language instructional products, services and schools.

     The license agreement with CTW, covers an initial term of five years, and provides for payments by the Company to CTW of $4 million at inception and an aggregate of $6 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4 million paid at inception may be applied against future royalties due in excess of the minimum guarantee. Furthermore, in the event that the Company enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, the minimum guaranteed royalties will be reduced dollar for dollar, up to a maximum of $2 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, the Company may extend the license agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2 million, or an amount equal to 80% of the royalties earned by CTW under the license agreement during the fifth year of the initial term.

o In June 1999, the Company acquired certain assets, operating subsidiaries and key personnel of Language Management International, Inc., a translations services company. The purchase price was $8.0 million, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. As the revenue target was not achieved, no contingent payment was made. At June 30, 2000, in connection with this acquisition, the Company has recorded $10.5 million of goodwill related to this purchase.

o On June 8, 1999, the Company's shareholders approved the Company's 1999 Long-Term Executive Incentive Compensation Plan (the "1999 LTIP"). The 1999 LTIP provides for potential cash awards to be paid to senior management in 2002 if certain revenue, earnings and cash flow targets are achieved for the three year period from 1999 to 2001. The 1999 LTIP is intended to be an unfunded plan and the Company is not required to establish any fund or segregate any assets. Based on limitations contained within the 1999 LTIP, total awards to be paid in 2002 are currently expected to range from a minimum of $0.7 million to a maximum of $5.0 million.

o On March 31, 1999, the Company entered into the $25 million Revolving Facility, which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either: (i) a base rate approximating the U.S. prime rate; or (ii) the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; such margin is dependent on a specified leverage ratio of the Company. In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the Revolving Facility, depending on a specified leverage ratio. There were no outstanding borrowings under the Revolving Facility at June 30, 2000.

o The Company's Supplemental Executive Retirement Plan ("SERP") provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency coupon swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen and the British pound. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at June 30, 2000, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $2.3 million. Two previously held currency coupon swap agreements denominated in the Swiss franc and the German mark were terminated in the second quarter of 2000. Proceeds on termination were $1.7 million.

o On March 11, 1999, the Company's shareholders approved the issuance of, and the Company issued, $155 million aggregate principal amount of 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. Such debentures were issued as follows: (i) $100 million aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and (ii) $55 million aggregate principal amount (the "Benesse Debentures") to Benesse Holding International, Inc. ("BHI"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments.

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

At June 30, 2000, the Company's liquid assets of $38.8 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures and anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

INFLATION

Historically, inflation has not had a material effect on the Company's overall business. Management believes this is due to the fact that the Company's business is a service business, which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: (i) the Company's success in selling new franchises; (ii) economic conditions in the regions of the world in which the Company operates; (iii) more general factors affecting future cash flows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; (iv) demand for the Company's products and services;
(v) the impact of competition; (vi) the effect of changing economic and political conditions; (vii) the level of success and timing in implementing corporate strategies and adopting new technologies; and (viii) changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity or achievements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1999, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 65%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at June 30, 2000, were as follows:

                                                                             INTEREST RECEIPTS FROM
                             INTEREST PAYMENT TO FINANCIAL INSTITUTION       FINANCIAL INSTITUTION
                            --------------------------------------------    -------------------------
                                                                              NOTIONAL                 FAIR VALUE
 EFFECTIVE                                                   INTEREST          AMOUNT     INTEREST     AT 6/30/00
 ----------                                                  ---------         -------    ---------    ----------
    DATE        MATURITY       NOTIONAL AMOUNT (000'S)         RATE            (000'S)       RATE       (000'S)
    ----        --------    -------------------------------    ----            -------       ----       -------
   1/1/99       12/30/02     Japanese Yen       12,311,005     5.50%         $   95,694     6.27%     $  (2,349)
   1/4/99       12/31/02     British Pound           4,841     6.56%         $    7,974     6.27%     $      32

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

o The Apollo Debentures and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime three years and two months following the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company must pay a redemption premium, expressed as a percentage of outstanding principal, as follows: (i) 4% for redemptions occurring in the fourth year after issue; (ii) 2% for redemptions occurring in the fifth year after issue; and (iii) 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert their Convertible Debentures into common stock of the Company.

o The Convertible Debentures also allow Apollo and BHI to elect to exchange their convertible debentures, in whole, into non-convertible, seven-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, BHI may only effect an exchange if Apollo does so. Upon the determination by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and BHI shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either: (i) redeem all of the Apollo Debentures at par; or (ii) deliver the Fixed Rate Debentures to Apollo. If both Apollo and BHI proceed with their exchanges, the Company, within the same 150 day period, must either: (i) redeem both the Apollo and Benesse Debentures; or (ii) deliver the Fixed Rate Debentures to both Apollo and BHI.

o Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures interest rate is subject to a cap of: (i) the applicable U.S. treasury rate + 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures; or (ii) the applicable U.S. treasury rate + 7% (not to exceed 14%) if both Apollo and BHI receive Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issue upon payment of principal amounts of the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: (i) one half of the per annum interest rate for redemptions occurring in the fourth year after issue; (ii) one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and (iii) no premium for redemptions occurring thereafter.

o Prior to the third anniversary of the Issue Date, if BHI sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: (i) the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and (ii) the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date a change of control, as defined in the Investment Agreements, occurs but BHI sells less than 80% of its shares, or if BHI sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

o The fair value of the Convertible Debentures was last estimated at December 31, 1999. As of that date, the Convertible Debentures had an estimated fair value of $145.2 million. The estimate was based on current interest rates and the Company's stock price volatility. The Company does not believe that this estimate has changed materially at June 30, 2000.

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

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on June 6, 2000. At that meeting, the following people were elected to serve as directors: James Kahl, Edward G. Nelson, Robert L. Purdum and Antony P. Ressler. Hiromasa Yokoi, who was named in the Company's Proxy Statement as a nominee for re-election as a Director, declined his nomination prior to the election. Each of the remaining four nominees received 8,697,781 votes in favor of their election and 38,532 votes against their election. The following individuals continue to serve as directors: Soichiro Fukutake, Laurence M. Berg, Takuro Isoda and James Lewis.

At the meeting, the shareholders also ratified the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year 2000 by a vote of 8,735,765 for ratification to 100 shares against, with 448 shares abstaining.

ITEM 5. OTHER MATTERS

On July 21, 2000, the Company announced that Henry D. James, who had previously announced his retirement, would remain as Chief Financial Officer, that Robert Minsky would not succeed Mr. James, as had been previously announced, and would leave the Company and its Board of Directors, effective July 21, 2000.

The Company also announced on July 21 that as part of an effort to streamline its language services operation, it was eliminating the position of Chief Operating Officer for language services and, accordingly, that Makoto Obara would leave the Company and its Board of Directors, effective July 21, 2000.

At the meeting of the Board of Directors held on June 6, 2000, the Board voted to reduce the number of Directors from 12 to 11. The resignations of Mr. Obara and Mr. Minsky, and Mr. Yokoi's withdrawal as a nominee for election have created three vacancies. At the next regular meeting of the Board of Directors, scheduled to occur on September 7, 2000, the Board will consider nominations to fill the existing vacancies. If elected, the new Directors will serve until the next annual meeting of the shareholders of the Company, and until any successors are elected and qualified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.
-----------

         27       Financial Data Schedule, for the six month period ended June
                  30, 2000.

(B) REPORTS ON FORM 8-K

A report on Form 8-K, dated June 6, 2000, was filed during the quarter ended June 30, 2000, to announce the election of new directors at the Company's annual meeting of shareholders.

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


                                        BERLITZ INTERNATIONAL, INC.
                                        ---------------------------
                                             (Registrant)


Date:  August 14, 2000                       By:  /s/ HENRY D. JAMES
                                                  ----------------------------
                                                  Henry D. James
                                                  Executive Vice President and
                                                  Chief Financial Officer