Form 10-Q
period 2000-09-30
BERLITZ INTERNATIONAL INC
filed 2000-11-14
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission File Number 1-10390


                           BERLITZ INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW YORK                                           13-355-0016
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

              400 ALEXANDER PARK, PRINCETON, NEW JERSEY 08540-6306
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares outstanding of the registrant's common stock, at the close of business on November 10, 2000, were 9,546,536.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30
                (Dollars in thousands, except per share amounts)

                                                                    2000                       1999
                                                              ------------        -------------------
Sales of services and products                                $  128,660          $         119,357
                                                              ------------        ------------------
Operating costs and expenses:
   Cost of services and products sold                             76,850                     71,449
   Selling, general and administrative                            40,245                     37,588
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles              4,588                      4,635
                                                              ------------        -----------------

Operating profit                                                   6,977                      5,685
Interest expense on long-term debt                                     7                         66
Interest expense on convertible debentures
   with related parties                                            1,996                      1,995
Interest expense on notes to affiliates                              658                        656
Other (income) expense, net                                         (672)                       472
                                                              ------------        ------------------

Income before income taxes, minority interest in
     earnings of subsidiary, and
     extraordinary item                                            4,988                      2,496
Income tax expense                                                 3,865                      3,533
Minority interest in earnings
   of subsidiaries                                                    86                         57
                                                              ------------        ------------------

Income (loss) before extraordinary item                            1,037                     (1,094)
Extraordinary loss from extinguishment of debt                         -                         (9)
                                                              ------------        ------------------

Net income (loss)                                             $    1,037             $        (1,103)
                                                              ============        ==================
Income (loss) per share - basic and diluted:
   Income (loss) before extraordinary item                    $     0.11             $        (0.12)
   Extraordinary loss                                                  -                      (0.00)
                                                              ------------        ------------------
   Income (loss) per share                                    $     0.11                     $(0.12)
                                                              ============        ==================

Average number of shares outstanding (000's)                       9,546                      9,530
                                                              ============        ==================


See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                (Dollars in thousands, except per share amounts)

                                                                          2000                       1999
                                                              ------------------        ------------------


Sales of services and products                                $        360,667          $         334,998
                                                              ------------------        ------------------


Operating costs and expenses:
   Cost of services and products sold                                  216,307                    200,313
   Selling, general and administrative                                 116,768                    112,100
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles                   13,767                     13,357
                                                              ------------------        -----------------


Operating profit                                                        13,825                      9,228
Interest expense on long-term debt                                          40                      1,939
Interest expense on convertible debentures
   with related parties                                                  5,985                      4,430
Interest expense on notes to affiliates                                  1,954                      1,892
Other income, net                                                         (373)                      (413)
                                                              ------------------        -----------------

Income before income taxes, minority interest in
     earnings (loss) of subsidiary, and
     extraordinary item                                                  6,219                      1,380
Income tax expense                                                       7,638                      5,506
Minority interest in earnings (loss)

   of subsidiaries                                                         328                      (122)
                                                              ------------------        -----------------

Loss before extraordinary item and cumulative
   effect of accounting change                                          (1,747)                    (4,004)
Extraordinary loss from extinguishment of debt,
   net of income tax benefit of  $44                                         -                     (2,153)
Cumulative effect of accounting change, net of
   income tax benefit of $2,900
   and minority interest expense of $189                                     -                     (5,605)
                                                              ------------------        -----------------


Net loss                                                      $         (1,747)         $         (11,762)
                                                              ==================        =================
Loss per share - basic and diluted:
   Loss before extraordinary item and cumulative
     effect of accounting change                              $          (0.18)         $          (0.42)
   Extraordinary loss                                                         -                    (0.23)
   Cumulative effect of accounting change                                     -                    (0.58)
                                                              ------------------        -----------------
   Loss per share                                             $          (0.18)           $        (1.23)
                                                              ==================        =================

Average number of shares outstanding (000's)                             9,546                      9,530
                                                              ==================        =================

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                                 2000                      1999
                                                                        --------------            --------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                         $       39,397            $       34,426
Accounts receivable, less allowance for
  doubtful accounts of $4,067 and $3,102                                       51,190                    54,185
Unbilled receivables                                                           14,398                     7,514
Inventories, net                                                               10,134                    10,405
Prepaid expenses and other current assets                                       8,984                     8,628
                                                                       ---------------           ---------------
  TOTAL CURRENT ASSETS                                                        124,103                   115,158
Property and equipment, net of accumulated
  depreciation of $27,711 and $26,100                                          49,264                    47,749
Publishing rights, net of accumulated
  amortization of $6,742 and $6,083                                            15,243                    15,902
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $104,260 and $92,936                     461,978                   480,967
Other assets                                                                   38,261                    37,244
                                                                       ---------------           ---------------
  TOTAL ASSETS                                                         $      688,849            $      697,020
                                                                       ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

Current portion of long-term debt                                      $        1,184            $        5,118
Accounts payable                                                               11,004                    12,026
Deferred revenues                                                              61,211                    57,266
Payrolls and commissions                                                       18,627                    16,458
Income taxes payable                                                            3,669                       971
Due to affiliates                                                                 658                         -
Interest payable on convertible debentures                                          -                     1,938
Accrued expenses and other current liabilities                                 21,311                    19,495
                                                                       ---------------           ---------------
  TOTAL CURRENT LIABILITIES                                                   117,664                   113,272
Long-term debt                                                                  1,472                     1,887
Convertible debentures with related parties                                   155,000                   155,000
Notes payable to affiliates                                                    50,000                    50,000
Other liabilities                                                              26,563                    28,399
Minority interest                                                              10,130                     9,775
                                                                       ---------------           ---------------
  TOTAL LIABILITIES                                                           360,829                   358,333
                                                                       ---------------           ---------------

SHAREHOLDERS' EQUITY:
Common stock                                                                    1,005                     1,003
Additional paid-in capital                                                    372,791                   372,518
Accumulated deficit                                                           (10,257)                   (8,510)
Accumulated other comprehensive loss:
  Cumulative translation adjustment                                           (29,158)                  (19,963)
Treasury stock at cost                                                         (6,361)                   (6,361)
                                                                       ---------------           ---------------
  TOTAL SHAREHOLDERS' EQUITY                                                  328,020                   338,687
                                                                       ---------------           ---------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      688,849            $      697,020
                                                                       ===============           ===============


See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in thousands)



                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                             2000              1999
                                                                   ---------------   --------------

Net income (loss)                                                  $      1,037         $    (1,103)

Other comprehensive (loss) income, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                (4,351)              4,574
                                                                   ---------------   --------------

Comprehensive (loss) income                                        $     (3,314)         $    3,471
                                                                   ===============   ==============


The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                              $       234           $     433
                                                                   ===============   ==============

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                             2000              1999
                                                                   ---------------   --------------

Net loss                                                           $     (1,747)     $      (11,762)

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                (9,195)            (3,457)
                                                                   ---------------   --------------

Comprehensive loss                                                 $   (10,942)      $      (15,219)
                                                                   ===============   ==============



The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                            $      1,019       $         1,185
                                                                   ===============   ==============




See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)


                                                                                      2000                 1999
                                                                           ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                $      (1,747)       $      (11,762)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                                                22,820                21,688
     Cumulative effect of accounting change, net                                       -                 5,605
     Extraordinary item, net                                                           -                 1,072
     Other (primarily provision for bad debts and foreign exchange
      (gains) losses)                                                              2,302                   670
     Changes in operating assets and liabilities                                   1,294                (3,733)
                                                                           ---------------      ----------------
       Net cash provided by operating activities                                  24,669                 13,540
                                                                           ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (14,142)              (15,051)
   Acquisition of businesses                                                      (1,638)              (11,259)
   Other                                                                             (33)                    -
                                                                           ---------------      --------------
   Net cash used in investing activities                                         (15,813)              (26,310)
                                                                           ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures                                    -               155,000
   Proceeds from issuance of note payable to affiliate                                 -                50,000
   Proceeds from termination of currency swap agreements                           1,735                     -
   (Repayments) borrowings under revolving credit facility                        (4,000)                4,000
   Proceeds from long term debt                                                        -                   849
   Repayment of long-term debt                                                         -              (147,113)
   Repayment of notes to affiliates                                                    -               (42,366)
   Payment of deferred finance costs                                                   -                (2,782)
                                                                           ---------------      ----------------
       Net cash (used in) provided by financing activities                        (2,265)               17,588
                                                                           ---------------      -----------------

Effect of exchange rate changes on cash and
  temporary investments                                                           (1,620)                 (841)
                                                                           ---------------      ----------------

Net increase in cash and temporary investments                                     4,971                 3,977
Cash and temporary investments, beginning of period                               34,426                25,327
                                                                           ---------------      ---------------

Cash and temporary investments, end of period                              $      39,397        $       29,304
                                                                           ===============      ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for:
         Interest                                                          $       9,100        $        8,076
                                                                           ===============      ===============
         Income taxes                                                      $       6,176        $        6,451
                                                                           ===============      ================
  Cash refunds of income taxes                                             $         169        $          669
                                                                           ===============      ================


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

2.       OTHER (INCOME) EXPENSE, NET

                                                            THREE MONTHS           THREE MONTHS
                                                                 ENDED                 ENDED
                                                         SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                         ------------------  ------------------

         Interest income on temporary investments        $         (364)     $            (173)
         Foreign exchange (gains) losses, net                      (420)                   251
         Other non-operating taxes                                   91                     81
         Loss on disposal of fixed assets                            65                    239
         Other investment (income) expense, net                     (41)                    39
         Other (income) expense, net                                 (3)                    35
                                                         ---------------     ------------------
              Total other (income) expense, net          $         (672)     $             472
                                                         ===============     ==================

                                                             NINE MONTHS          NINE MONTHS
                                                                ENDED                ENDED
                                                         SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                         ------------------  ------------------
         Interest income on temporary investments        $         (771)     $            (430)
         Foreign exchange gains, net                               (138)                  (951)
         Other non-operating taxes                                  178                    312
         Loss on disposal of fixed assets                           361                    361
         Other investment (income) expense, net                     (96)                    53
         Other expense, net                                          93                    242
                                                         ---------------     ------------------
              Total other income, net                    $         (373)     $            (413)
                                                         ===============     ===================


3.   OPERATING SEGMENTS

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

     The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                      THREE MONTHS ENDED SEPTEMBER             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -------------                        -------------
                                                          2000              1999             2000              1999
                                                          ----              ----             ----              ----
REVENUES:
  Revenues from external customers:
     Language Services:

       Instruction                                    $    74,696       $    68,694      $   222,822       $   205,054
       ELS                                                 23,191            20,072           49,993            44,948
       Publishing                                           2,533             3,033            8,517            10,247
       Franchising                                            479               306            1,243             1,015
       Cross Cultural                                         789               725            2,251             1,957
       Other                                                  (1)                 1                1                 -
                                                      -------------     -------------    -------------     -------------

     Total Language Services                              101,687            92,831          284,827           263,221
     Berlitz GlobalNET                                     26,973            26,526           75,840            71,777
                                                      -------------     -------------    -------------     -------------

       Total external revenues                            128,660           119,357          360,667           334,998
                                                      -------------     -------------    -------------     -------------

  Intersegment revenues:
     Language Services:
       Instruction                                              -                 -                1                 -
       Publishing                                               1                 -               14                 -
       Franchising                                            102                35              209               274
                                                      -------------     -------------    -------------     -------------
     Total Language Services                                  103                35              224               274
     Berlitz GlobalNET                                         86               102               91               146
                                                      -------------     -------------    -------------     -------------
       Total  intersegment revenues                           189               137              315               420
                                                      -------------     -------------    -------------     -------------

  Total revenues for reportable segments                  128,849           119,494          360,982           335,418
  Elimination of intersegment revenues                       (189)             (137)            (315)             (420)
                                                      -------------     -------------    -------------     -------------
     Total consolidated revenues                      $   128,660       $   119,357      $   360,667       $   334,998
                                                      =============     =============    =============     =============


                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                              -------------                      -------------
                                                          2000              1999             2000              1999
                                                          ----              ----             ----              ----

INCOME BEFORE INCOME TAXES,  MINORITY INTEREST,  AND
EXTRAORDINARY ITEM:
  Segment EBITA:
     Language Services:
       Instruction                                    $    15,535       $    12,797      $    46,510       $    39,551
       ELS                                                  3,145             2,946            3,557             2,682
       Publishing                                           (217)                35            (112)               598
       Franchising                                            242               124              486               210
       Cross Cultural                                         274               165              637               403
       Overhead expenses and other                        (5,599)           (4,837)         (17,073)         (15, 396)
                                                      -------------     -------------    -------------     -------------
     Total Language Services                               13,380            11,230           34,005            28,048
     Berlitz GlobalNET                                      2,305             2,192            4,837             4,481
     Corporate overhead and other                         (4,120)           (3,102)         (11,250)           (9,944)
                                                      -------------     -------------    -------------     -------------
   Total EBITA                                             11,565            10,320           27,592            22,585
                                                      -------------     -------------    -------------     -------------
   Amortization of publishing rights, excess of cost over net assets acquired, and other intangibles:
     Language Services:
       Instruction                                          2,543             2,567            7,661             7,638
       ELS                                                  1,363             1,356            4,091             4,051
       Publishing                                              99               100              299               299
       Cross Cultural                                           3                 3                8                 8
                                                      -------------     -------------    -------------     -------------
     Total Language Services                                4,008             4,026           12,059            11,996
     Berlitz GlobalNET                                        580               609            1,708             1,361
                                                      -------------     -------------    -------------     -------------
     Total intangible amortization                          4,588             4,635           13,767            13,357
                                                      -------------     -------------    -------------     -------------


Total operating profit                                      6,977             5,685           13,825             9,228
Interest expense on long-term debt                              7                66               40             1,939
Interest expense on Convertible Debentures                  1,996             1,995            5,985             4,430
Interest expense to affiliates                                658               656            1,954             1,892
Other (income) expense, net                                 (672)               472            (373)             (413)

                                                      -------------     -------------    -------------     -------------
Total consolidated income before taxes, minority
interest, and extraordinary item                      $     4,988       $     2,496      $     6,219       $     1,380
                                                      =============     =============    =============     =============

              ASSETS:                                                          SEPTEMBER         DECEMBER 31,
                                                                                 30,
                                                                                 2000                1999
                                                                           ---------------     --------------
                Language Services:
                   Instruction                                             $   427,192         $   433,526
                   ELS                                                         105,218             106,210
                   Publishing                                                   22,215              23,122
                   Franchising                                                   8,596               8,031
                   Cross Cultural                                                  394                 440
                   Other                                                           713               1,069
                                                                           ---------------     --------------
                Total Language Services                                        564,328             572,398
                Berlitz GlobalNET                                              104,800             102,684
                Corporate                                                       26,628              27,365
                Eliminations of intersegment receivables                       (6,907)             (5,427)
                                                                           ---------------     --------------
                   Total consolidated assets                               $   688,849         $   697,020
                                                                           ===============     ==============

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                       2000             1999              2000             1999
                                                       ----             ----              ----             ----
       DEPRECIATION:
         Language Services:
            Instruction                            $     1,319      $     1,300       $     3,827      $     3,752
            ELS                                            246              251               704              741
            Publishing                                     493              469             1,543            1,310
            Franchising                                      4                4                12               14
            Overhead and other                             137              121               406              358
                                                   -------------    --------------    -------------    --------------
         Total  Language Services                        2,199            2,145             6,492            6,175
         Berlitz GlobalNET                                 577              612             1,652            1,653
         Corporate                                         346              210               909              503
                                                   -------------    --------------    -------------    --------------
            Total consolidated depreciation        $     3,122      $     2,967       $     9,053      $     8,331
                                                   =============    ==============    =============    ==============

       CAPITAL EXPENDITURES:
         Language Services:
            Instruction                            $     3,570      $     3,293       $     9,893      $    10,344
            ELS                                            286               96               767              673
            Publishing                                     226              521               818            1,891
            Franchising                                      -                2                 -               32
            Overhead and other                               -                -                 -                -
                                                   -------------    --------------    -------------    --------------
         Total  Language Services                        4,082            3,912            11,478           12,940
         Berlitz GlobalNET                                 393              235             2,203              901
         Corporate                                         173              339               461            1,210
                                                   -------------    --------------    -------------    --------------
            Total consolidated capital
              expenditures                         $     4,648      $     4,486       $    14,142      $    15,051
                                                   =============    ==============    =============    ==============

The following tables present certain information about the geographic areas in which the Company operates:

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -------------                      -------------
                                                       2000             1999              2000             1999
                                                       ----             ----              ----             ----
         REVENUES FROM EXTERNAL CUSTOMERS:
           United States                           $    47,211      $    42,678       $   118,783      $   111,408
           Japan                                        22,507           19,401            65,094           51,773
           Germany                                       9,948           10,116            30,322           31,471
           Ireland                                       6,968            7,266            18,143           17,798
           France                                        4,624            4,863            14,563           15,606
           Brazil                                        4,957            3,814            14,199           10,679
           Other foreign countries                      32,445           31,219            99,563           96,263
                                                   -------------    --------------    -------------    --------------
              Total                                $   128,660      $   119,357       $   360,667      $   334,998
                                                   =============    ==============    =============    ==============

                                                    THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                    ----------------------------       ---------------------------
                                                       2000             1999              2000             1999
                                                       ----             ----              ----             ----
         OPERATING PROFIT:
           EBITA :

              United States                        $     6,229      $     5,417       $    10,597      $    11,019
              Japan                                      3,047            3,026             9,182            5,005
              Germany                                    1,351              786             3,464            3,088
              Ireland                                      705              753             1,137            1,030
              France                                       402              325             1,366            1,373
              Brazil                                       974              465             3,072            1,369
              Other foreign countries                    4,155            3,679            12,809           12,939
              Corporate overhead and other             (5,298)          (4,131)          (14,035)         (13,238)
                                                   -------------    --------------    -------------    --------------
                Total EBITA                             11,565           10,320            27,592           22,585
                                                   -------------    --------------    -------------    --------------

           Amortization of publishing rights,
            Excess of cost over net assets
            Acquired, and other intangibles:
              United States                              3,781            3,895            11,496           11,182
              Japan                                        381              357             1,148            1,017
              Germany                                       57               66               175              195
              Ireland                                       10               12                31               36
              France                                        59               70               184              216
              Brazil                                        47               16                79               48
              Other foreign countries                      253              219               654              663
                                                   -------------    --------------    -------------    --------------
                Total  intangible amortization           4,588            4,635            13,767           13,357
                                                   -------------    --------------    -------------    --------------

           Intercompany royalties.:
              United States                            (5,155)          (5,031)          (15,450)         (12,614)
              Japan                                      2,039            2,469             5,931            3,992
              Germany                                      354              369             1,125            1,184
              Ireland                                      346              363               904              888
              France                                       245              243               816              775
              Other foreign countries                    2,171            1,587             6,674             5775
                                                   -------------    --------------    -------------    --------------
                Total intercompany royalties                 -                -                 -                -
                                                   -------------    --------------    -------------    --------------

         Total operating profit                    $     6,977      $     5,685       $    13,825      $     9,228
                                                   =============    ==============    =============    ==============


         LONG LIVED ASSETS:                         PROPERTY &
                                                    EQUIPMENT           OTHER          INTANGIBLE
                                                       NET             ASSETS*           ASSETS            TOTAL
                                                   -------------    --------------    -------------    --------------
         SEPTEMBER 30, 2000:
           United States                           $     9,564      $     7,714       $   381,264      $   398,542
           Japan                                        11,388              149            48,170           59,707
           Germany                                       3,445                -             6,899           10,344
           France                                        1,768                -             7,519            9,287
           Brazil                                        4,065                -             3,557            7,622
           Ireland                                       1,435                -             1,300            2,735
           Other foreign countries                      13,409              148            27,056           40,613
           Corporate                                     4,190           14,794             1,456           20,440
                                                   -------------    --------------    -------------    --------------
              Total                                $    49,264      $    22,805       $   477,221      $   549,290
                                                   =============    ==============    =============    ==============

         DECEMBER  31, 1999:
           United States                           $    10,202      $     7,801       $   397,674      $   415,677
           Japan                                        11,186              152            51,989           63,327
           Germany                                       3,448                -             8,089           11,537
           France                                        1,853                -             5,949            7,802
           Brazil                                        2,843                -             2,492            5,335
           Ireland                                       1,276                1             1,510            2,787
           Other foreign countries                      12,362              529            27,710           40,601
           Corporate                                     4,579           13,910             1,456           19,945
                                                   -------------    --------------    -------------    --------------
              Total                                $    47,749      $    22,393       $   496,869      $   567,011
                                                   =============    ==============    =============    ==============

         *Excludes financial instruments and deferred tax assets.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 1999. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000, VS. SEPTEMBER 30, 1999

The Company's total sales for the quarter ended September 30, 2000, were $128.7 million, a 7.8% increase from sales of $119.3 million in the prior year period. Excluding the effects of unfavorable exchange rate fluctuations of $4.3 million, sales increased from the same period in the prior year by 11.5%. The following table compares revenues by business segment for the third quarter:


BUSINESS SEGMENT REVENUES:
--------------------------                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                         September 30,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2000            1999         Exchange         Operations          Total
                                                                                        (1)
                                   -----------     -----------    ------------     --------------    ------------
Language Services:

   Instruction                     $    74.7       $    68.7      $    (2.6)       $     8.6         $     6.0
   ELS                                  23.2            20.1            -                3.1               3.1
   Publishing                            2.5             3.0            -               (0.5)             (0.5)
   Franchising                           0.5             0.3            -                0.2               0.2
   Cross Cultural                        0.8             0.7            -                0.1               0.1
   Intercompany eliminations             -               -              -                -                 -
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                101.7            92.8           (2.6)            11.5               8.9
Berlitz GlobalNET                       27.0            26.5           (1.7)             2.2               0.5
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   128.7       $   119.3      $    (4.3) (2)   $    13.7         $     9.4
                                   ===========     ===========    ============     ==============    ============

----------------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.

(2) The unfavorable exchange rate fluctuations ($4.3 million) primarily resulted from a strengthened US dollar against the European currency ("Euro"), partially offset by a weaker U.S. dollar against the Japanese yen.

Within Language Services, Instruction benefited from increases in both volume and average revenue per lesson ("ARPL"). Total lesson volume increased 8.7% from the prior year period, reflecting improvements in all geographic regions. Geographically, Instruction revenue and lesson volume were dispersed as follows:


INSTRUCTION REVENUE:
--------------------                                            (Dollars in millions)
                                      --------------------------------------------------------------------------
                                            September 30,                Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         2000           1999         Exchange      Operations          Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    13.7      $    12.4      $     -        $     1.3        $     1.3  (1)
   Asia                                    23.2           19.3            1.0            2.9              3.9  (2)
   Latin America                           13.9           12.5           (0.3)           1.7              1.4  (3)
   Europe                                  23.9           24.5           (3.3)           2.7             (0.6) (4)

                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $    74.7      $    68.7      $    (2.6)     $     8.6        $     6.0
                                      ===========    ===========    ===========    =============    ============


----------

(1) Primarily reflects the effect of ARPL and volume increases in the U.S. due in part to the early introduction of price increases and the positive effect of relaunched programs.

(2) Primarily reflects the effect of volume increases in Japan and a weaker U.S. dollar against the Japanese yen.

(3) Primarily reflects the effect of ARPL and volume increases in Brazil and Mexico and an ARPL increase in Colombia.

(4) Primarily reflects the effect of ARPL and volume increases in Germany and a strengthened U.S. dollar against the Euro.


INSTRUCTION LESSON VOLUME:
--------------------------                                     (Lessons in thousands)
                                      --------------------------------------------------------------------------
                                                September 30,                     Growth from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           2000               1999             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------

   North America                           294.0              273.2              20.8                7.6%  (1)
   Asia                                    363.4              291.0              72.5               24.9%  (2)
   Latin America                           382.0              359.2              22.7                6.3%  (3)
   Europe                                  545.3              534.8              10.5                2.0%
                                      ---------------    ---------------    --------------     -----------------
   Total lesson volume                   1,584.7            1,458.2             126.5                8.7%
                                      ===============    ===============    ==============     =================


-------------------------------------
(1) North America volume increased due in part to the positive effect of relaunched programs.
(2) Asia volume increased due in part to the positive effect of special sales campaigns in Japan and expansion into new markets.
(3) Latin America volume increased primarily due to strong sales in Brazil and Mexico, partially offset by reduced volume in Venezuela as a result of economic uncertainty.

For the third quarter of 2000, ARPL of $41.15 remained flat as compared with $41.14 in the comparable prior year period. This reflects the favorable impact of product mix and price increases ($1.36), offset by the effects of unfavorable exchange rate fluctuations ($1.35). ARPL ranged from a high of approximately $63.47 in Japan to a low of $14.91 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.


ELS third quarter revenues increased 15.5% from the prior year period, primarily attributable to the launch of a new program, the brand merger of ELS and Berlitz on Campus ("BOC") and the restructuring of operations resulting in the closing of seven centers (five in 1999 and two in the third quarter of 2000).

Publishing revenues declined 16.5% over the comparable prior year period, due primarily to decreased licensing revenue.

Berlitz GlobalNET sales for the quarter ended September 30, 2000, were $27.0 million, up 8.3% from the comparable period in 1999, excluding the effect of unfavorable exchange rate fluctuations of $1.7 million. The following table compares Berlitz GlobalNET revenues by region for the third quarter:

  BERLITZ GLOBALNET REVENUE:
  --------------------------                                   (Dollars in millions)
                                     --------------------------------------------------------------------------
                                           September 30,                Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        2000           1999         Exchange      Operations          Total
                                     -----------    -----------    -----------    -------------    ------------
     Americas                        $    12.4      $    11.8      $     -        $     0.6        $     0.6
     Asia                                  2.0            1.8            0.1            0.1              0.2
     Europe                               15.0           14.5           (2.0)           2.5              0.5 (1)
     Intercompany eliminations            (2.4)          (1.6)           0.2           (1.0)            (0.8)
                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    27.0      $    26.5      $    (1.7)     $     2.2        $     0.5
                                     ===========    ===========    ===========    =============    ============


----------
(1) Growth in Europe was due primarily to an acquisition completed in the last quarter of 1999 and strong volume in France and Ireland offset by a strong U.S. dollar against the Euro.

The Company's total cost of services and products sold as a percentage of sales was 59.7% in the third quarter of 2000, compared with 59.9% in the comparable prior year period. Selling, general and administrative expenses as a percentage of sales were 31.3% in the third quarter of 2000, compared with 31.5% in the comparable prior year period.

EBITA* for the third quarter of 2000 was $11.6 million, or 9.0% of sales, compared to $10.3 million, or 8.6% of sales, in the comparable prior year period. The following table displays the comparative third quarter EBITA by business segment:





----------
*EBITA as used herein is defined as sales less cost of services and products sold, and selling, general and administrative expenses. It is calculated using amounts determined in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). EBITA is not a defined term under U.S. GAAP and is not necessarily indicative of operating income or cash flows from operations as determined under U.S. GAAP.


   BUSINESS SEGMENT EBITA:
   -----------------------                                      (Dollars in millions)
                                      --------------------------------------------------------------------------
                                           September 30,                Growth (Decline) from Prior Year
                                      ------------------------    ----------------------------------------------
                                        2000          1999         Exchange         Operations         Total
                                      ----------    ----------    ------------     -------------    ------------
   Language Services:

      Instruction                     $    15.5     $    12.8     $    (0.5)(1)    $     3.2 (2)    $     2.7
      ELS                                   3.1           2.9           -                0.2              0.2  (3)
      Publishing                           (0.2)          -             -               (0.2)            (0.2) (4)
      Franchising                           0.2           0.1           -                0.1              0.1
      Cross Cultural                        0.3           0.2           -                0.1              0.1
      Overhead and other                   (5.5)         (4.8)          0.3             (1.0)            (0.7)
                                      ----------    ----------    ------------     -------------    ------------

   Total Language Services                 13.4          11.2          (0.2)             2.4              2.2
   Berlitz GlobalNET                        2.3           2.2          (0.2)             0.3              0.1  (5)
   Corporate overhead and other            (4.1)         (3.1)          -               (1.0)            (1.0) (6)
                                      ----------    ----------    ------------     -------------    ------------

   Total                              $    11.6     $    10.3     $    (0.4)       $     1.7        $     1.3
                                      ==========    ==========    ============     =============    ============



            EBITA MARGIN %:                           September 30,
            ---------------
                                              ------------------------------
                                                  2000            1999
                                              ------------    --------------
            Language Services:
               Instruction (7)                     20.8%           18.6%
               ELS (8)                             13.6%           14.7%
               Publishing                          (8.6)%           1.2%
               Franchising                         41.7%           36.4%
               Cross Cultural                      34.7%           22.8%
            Total Language Services                13.2%           12.1%
            Berlitz GlobalNET (9)                   8.5%            8.2%
            Total                                   9.0%            8.6%


----------
(1) The net unfavorable exchange impact in Instruction is primarily attributable to the weakened Euro, partially offset by the strength of the Japanese yen.
(2) The increase in Instruction EBITA is due mainly to volume and ARPL increases in Germany and the U.S., and in part to lower salary related costs, including teacher costs.
(3) The increase in ELS EBITA is due in part to improved volume and decreased costs due primarily to the closure of seven centers.
(4)  Publishing EBITA decreased primarily due to decreased licensing revenues.
(5) The increase in EBITA for Berlitz GlobalNET is due primarily to an acquisition completed in the last quarter of 1999, strong volume in France and Ireland, and in part, lower salary related costs including translator costs, offset by a strong U.S. dollar against the Euro.
(6) Corporate expenses rose primarily due to cost accruals related to the departure of certain employees.
(7)  See footnote 2, above.
(8) The decrease in the ELS margin is primarily due to increased commissions to sales agents.
(9)  See footnote 5, above.

The Company recorded income tax expenses of $3.9 million in the third quarter of 2000, compared with $3.5 million in the third quarter of 1999. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000, VS. SEPTEMBER 30, 1999


The Company's total sales for the nine months ended September 30, 2000, were $360.6 million, a 7.7% increase from sales of $335.0 million in the prior year period. Excluding the effects of unfavorable exchange rate fluctuations of $10.4 million, sales increased from the prior year period by 10.7%. The following table compares revenues by business segment for the nine months:


BUSINESS SEGMENT REVENUES:
--------------------------                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                         September 30,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2000            1999         Exchange         Operations          Total
                                                                                        (1)
                                   -----------     -----------    ------------     --------------    ------------
Language Services:

   Instruction                     $   222.8       $   205.1      $    (6.0)       $    23.7         $    17.7
   ELS                                  50.0            44.9            0.1              5.0               5.1
   Publishing                            8.5            10.2           (0.1)            (1.6)             (1.7)
   Franchising                           1.2             1.0            -                0.2               0.2
   Cross Cultural                        2.3             2.0            -                0.3               0.3
   Intercompany eliminations             -               -              -                -                 -
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                284.8           263.2           (6.0)            27.6              21.6
Berlitz GlobalNET                       75.8            71.8           (4.4)             8.4               4.0
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   360.6       $   335.0      $   (10.4) (2)   $    36.0         $    25.6
                                   ===========     ===========    ============     ==============    ============


----------

(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.

(2) The unfavorable exchange rate fluctuations ($10.4 million) primarily resulted from a strengthened U.S. dollar against the Euro, partially offset by a weaker U.S. dollar against the Japanese yen.

Within Language Services, Instruction benefited from increases in both volume and ARPL. Total lesson volume increased 8.0% from the comparable prior year period, reflecting improvements in all geographic regions. Geographically, Instruction revenue and lesson volume were dispersed as follows:


INSTRUCTION REVENUE:
--------------------                                            (Dollars in millions)
                                      --------------------------------------------------------------------------
                                            September 30,                     Growth from Prior Year
                                      --------------------------    --------------------------------------------
                                         2000           1999         Exchange      Operations          Total
                                      -----------    -----------    -----------    -------------    ------------


   North America                      $    38.8      $    36.7      $     0.1      $     2.0        $     2.1
   Asia                                    66.5           51.5            5.1            9.9             15.0  (1)
   Latin America                           39.4           35.6           (1.1)           4.9              3.8  (2)
   Europe                                  78.1           81.3          (10.1)           6.9             (3.2) (3)
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $   222.8      $   205.1      $    (6.0)     $    23.7        $    17.7
                                      ===========    ===========    ===========    =============    ============


----------

(1) Primarily reflects the effect of volume increases in Japan and a weaker U.S. dollar against the Japanese yen.
(2) The operations variance primarily reflects the effect of volume and ARPL increases in Brazil and Mexico and an ARPL increase in Colombia.
(3) Primarily reflects a strengthened U.S. dollar against the Euro, partially offset by improved volume and ARPL increases primarily in Germany and Israel.


INSTRUCTION LESSON VOLUME:
--------------------------                                     (Lessons in thousands)
                                      --------------------------------------------------------------------------
                                                September 30,                Growth (Decline) from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           2000               1999             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------

   North America                           868.9              840.4              28.5                3.4%  (1)
   Asia                                    997.8              791.2             206.6               26.1%  (2)
   Latin America                         1,069.6            1,015.7              53.9                5.3%  (3)
   Europe                                1,890.7            1,823.1              67.6                3.7%  (4)
                                      ---------------    ---------------    --------------     -----------------
   Total lesson volume                   4,827.0            4,470.4             356.6                8.0%
                                      ===============    ===============    ==============     =================


----------

(1) North America volume increased due in part to the positive effect of relaunched programs.
(2) Asia volume increased due in part to the positive effect of special sales campaigns in Japan and expansion into new markets.
(3) Latin America volume increased primarily due to strong sales in Brazil and Mexico, partially offset by reduced volume in Venezuela as a result of economic uncertainty.
(4) Europe's improvement is primarily due to increased volume in Germany and Israel.

For the first nine months of 2000, ARPL was $41.09, as compared to $40.66 in the comparable prior year period. The increase reflected the favorable impact of product mix and price increases ($1.59), partly offset by the effects of unfavorable exchange rate fluctuations ($1.16). ARPL ranged from a high of approximately $64.96 in Japan to a low of $15.31 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.

ELS's first nine months revenues increased 11.2% from the comparable prior year period. This is primarily attributable to the launch of a new program, as well as the brand merger of ELS and BOC and the restructuring of operations resulting in the closing of seven centers (five in 1999 and two in the third quarter of 2000).

Publishing revenues declined 16.7% from the comparable prior year period, due primarily to decreased licensing revenue.

Berlitz GlobalNET sales for the nine months ended September 30, 2000, were $75.8 million, up 11.7% from the comparable period in 1999, excluding the effect of unfavorable exchange rate fluctuations of $4.4 million. The following table compares Berlitz GlobalNET revenues by region for the first nine months:

  BERLITZ GLOBALNET REVENUE:
  --------------------------                                   (Dollars in millions)
                                     --------------------------------------------------------------------------
                                           September 30,                Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        2000           1999         Exchange      Operations          Total
                                     -----------    -----------    -----------    -------------    ------------
     Americas                        $    35.1      $    32.3      $     -        $     2.8        $     2.8 (1)
     Asia                                  5.5            4.2            0.3            1.0              1.3
     Europe                               41.3           39.1           (5.1)           7.3              2.2 (2)
     Intercompany eliminations            (6.1)          (3.8)           0.4           (2.7)            (2.3)

                                     -----------    -----------    -----------    -------------    ------------
     Total revenue                   $    75.8      $    71.8      $    (4.4)     $     8.4        $     4.0
                                     ===========    ===========    ===========    =============    ============

----------
(1) The sales increase in the U.S. was due primarily to the very active information technology segment and an increased focus on new customer acquisition as well as activity from acquisitions in the Americas completed during the second half of 1999.
(2) Growth in Europe was due primarily to an acquisition completed in the last quarter of 1999 and strong volume in France and Ireland, offset by a strong U.S. dollar against the Euro.

The Company's total cost of services and products sold as a percentage of sales was 60.0% in the first nine months of 2000, compared with 59.8% in the comparable prior year period. Selling, general and administrative expenses as a percentage of sales were 32.4% in the first nine months of 2000, compared with 33.5% in the comparable prior year period. This improvement reflects an increase in business volume over the prior year as well as reduced costs from the closure of several ELS centers.

EBITA for the first nine months of 2000 was $27.6 million, or 7.7% of sales, compared to $22.6 million, or 6.7% of sales, in the comparable period in 1999. The following table displays the comparative EBITA by business segment:


   BUSINESS SEGMENT EBITA:
   -----------------------                                      (Dollars in millions)
                                      --------------------------------------------------------------------------
                                           September 30,                Growth (Decline) from Prior Year
                                      ------------------------    ----------------------------------------------
                                        2000          1999         Exchange         Operations         Total
                                      ----------    ----------    ------------     -------------    ------------
   Language Services:

      Instruction                     $    46.5     $    39.5     $    (1.2)(1)    $     8.2 (2)    $     7.0
      ELS                                   3.6           2.7           -                0.9              0.9 (3)
      Publishing                           (0.1)          0.6           -               (0.7)            (0.7) (4)
      Franchising                           0.5           0.2           -                0.3              0.3
      Cross Cultural                        0.6           0.4           -                0.2              0.2
      Overhead and other                  (17.1)        (15.4)          0.6             (2.3)            (1.7)
                                      ----------    ----------    ------------     -------------    ------------

   Total Language Services                 34.0          28.0          (0.6)             6.6              6.0
   Berlitz GlobalNET                        4.8           4.5          (0.4)             0.7              0.3 (5)
   Corporate overhead and other           (11.2)         (9.9)          -               (1.3)            (1.3) (6)
                                      ----------    ----------    ------------     -------------    ------------
   Total                              $    27.6     $    22.6     $    (1.0)       $     6.0        $     5.0
                                      ==========    ==========    ============     =============    ============



        EBITA MARGIN %:
        ---------------                           September 30,
                                          ------------------------------
                                              2000            1999
                                          ------------    --------------
        Language Services:

           Instruction (7)                     20.9%           19.3%
           ELS (8)                              7.1%            6.0%
           Publishing                          (1.3)%           5.8%
           Franchising                         33.5%           16.3%
           Cross Cultural                      28.3%           20.6%
        Total Language Services                11.9%           10.7%
        Berlitz GlobalNET (9)                   6.4%            6.2%
        Total                                   7.7%            6.7%


----------
(1) The net unfavorable exchange impact in Instruction is primarily attributable to the weakened Euro, partially offset by the strength of the Japanese yen.
(2) The increase in Instruction EBITA is due mainly to volume increases in Japan and Germany.
(3) The increase in ELS EBITA is due in part to improved volume and decreased costs, due primarily to the closure of seven centers.
(4)  Publishing EBITA decreased primarily due to decreased licensing revenues.
(5) The increase in EBITA for Berlitz GlobalNET is due in part to acquisitions completed in the second half of 1999, strong volume in France and Ireland, and in part, lower salary related costs, including translator costs, partially offset by a strong U.S. dollar against the Euro.
(6) Corporate expenses rose primarily due to cost accruals related to the departure of certain employees.
(7) The increase in Instruction's EBITA margin is attributable to Asia and Europe where revenue increases combined with cost decreases, primarily salary related.
(8)  See footnote 3, above.
(9)  See footnote 5, above.

The Company recorded income tax expenses of $7.6 million in the first nine months of 2000, compared with $5.5 million in the comparable period in 1999. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

At September 30, 2000, the Company's liquid assets of $39.4 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures and anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Derivative Instruments and Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company has appointed a team to implement these standards on a worldwide basis. The Company has identified certain freestanding derivatives as defined by SFAS No. 133. Completion of the Company's implementation plan and determination of the impact of adopting these standards is expected by the end of the fourth quarter of 2000. Since the impact is dependent upon market fluctuations and the notional value of such contracts at the time of adoption, it is not fully determinable what the impact of adopting these standards will be. However, the Company currently does not anticipate material changes to any of its existing hedging strategies as a result of such adoption. The Company will adopt SFAS No. 138 concurrently with SFAS No. 133 on January 1, 2001, as required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 1999, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 65%, including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. To hedge the Company's net investments in certain foreign subsidiaries, the Company maintains currency swap agreements with a financial institution. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at September 30, 2000, were as follows:


                                                                             INTEREST RECEIPTS FROM
                             INTEREST PAYMENT TO FINANCIAL INSTITUTION       FINANCIAL INSTITUTION
                            --------------------------------------------    -------------------------
                                                                              NOTIONAL                 FAIR VALUE
 EFFECTIVE                                                   INTEREST          AMOUNT     INTEREST     AT 9/30/00
 ----------                                                  ---------         -------    ---------    ----------
    DATE        MATURITY       NOTIONAL AMOUNT (000'S)         RATE            (000'S)       RATE       (000'S)
    ----        --------                                       ----            -------       ----       -------
                            -------------------------------
   1/1/99       12/30/02     Japanese Yen       12,311,005     5.50%         $   95,694     6.27%     $  (1,716)
   1/4/99       12/31/02     British Pound           4,841     6.56%         $    7,974     6.27%     $      69


The fair values of the currency swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. Future interest rates and exchange rates will affect the value of these swaps.

                           BERLITZ INTERNATIONAL, INC.
                           PART II. OTHER INFORMATION

ITEM 5.  OTHER MATTERS

At the regularly scheduled meeting of the Company's Board of Directors held on September 7, 2000, the Board elected Henry D. James, Ryoichi Tanaka and Hiroshi Kitada as directors. On October 12, 2000, Mr. James resigned as Chief Financial Officer and as a director on the Board of Directors.

The remaining new directors will serve until the next annual meeting of the shareholders of the Company, and until any successors are elected and qualified.

The position of Chief Financial Officer is vacant as of this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

All exhibits listed below are filed with this Quarterly Report on Form 10-Q.

EXHIBIT NO.
-----------

         10 Form of Executive Retirement Plan for James R. Kahl, effective as of March 7, 2000

         27 Financial Data Schedule, for the nine month period ended September 30, 2000.


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


                                        BERLITZ INTERNATIONAL, INC.
                                        ---------------------------
                                             (Registrant)


Date:  November 14, 2000                By:  /s/  Ronald Stark
                                             ----------------------------------
                                             Ronald Stark
                                             Vice President, Finance