Form 10-K
period 2000-12-31
BERLITZ INTERNATIONAL INC
filed 2001-03-30
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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
YES   X       NO
    ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Based on the average bid and ask price at March 13, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $31,034,193.

The number of shares of the Registrant's common stock outstanding as of March 13, 2001 was 9,546,536.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                               Page 1 of 96 Pages
                        Exhibit Index Appears on Page 91

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

The Company, through its predecessors, was founded over 120 years ago and completed its initial public offering in 1989. Since February 1993, Benesse Corporation ("Benesse") has beneficially owned, through Benesse Holdings International, Inc. ("Benesse Holdings"), a majority of the Company's common stock and it currently holds approximately 7.2 million shares, or 75.6% of the shares outstanding. Public shareholders of the Company hold the remaining outstanding common stock. Since 1990, Benesse has also owned a 20% interest in Berlitz Japan, Inc., ("Berlitz Japan"), the Company's Japanese subsidiary.

On December 29, 2000, the Company announced that Benesse and Benesse Holdings had made a proposal to the directors of Berlitz to acquire all of the outstanding shares of common stock of Berlitz not held by Benesse or Benesse Holdings for a cash price of $12.00 per share. The proposal has been referred to a special committee of disinterested directors of Berlitz. The special committee has retained Banc of America Securities LLC to advise it in evaluating the proposal. Benesse's proposal is, among other things, subject to the special committee making a favorable recommendation with respect to the proposal. The proposal is not subject to any financing conditions. Benesse also informed the directors of Berlitz that it reserved the right to amend or withdraw its proposal at any time in its sole discretion.

Berlitz is the only company to operate a language services business on a worldwide basis. This worldwide presence enables Berlitz to provide a full range of language services to multi-national customers and to take advantage of new business opportunities. The Company is organized into two separate business segments: Language Services (which consists of the Instruction, ELS, Publishing, Franchising, and Cross Cultural sub-segments) and Berlitz GlobalNET, the Company's translation, interpretation and data management services unit. Financial information about segments and geographic areas is provided in the Notes to Consolidated Financial Statements within Item 8, Financial Statements and Supplementary Data, under Note 18.

LANGUAGE SERVICES

GENERAL.
As of December 31, 2000, the Company operated 344 Berlitz language centers in 41 countries and Puerto Rico using the Berlitz Method(R), hereinafter described, and the Company's proprietary instruction material, to provide instruction in virtually all spoken languages. All of these operations were wholly-owned by the Company, except for Japan (which is subject to Benesse's 20% interest in Berlitz Japan) and joint venture operations in Korea and Taiwan. Approximately 6.4 million Language Instruction lessons were given by these Berlitz language centers in 2000, the most frequently taught languages being English, Spanish, French and German. A lesson consists of a single 45-minute session (regardless of the number of students).

In addition to lessons given at Berlitz language centers, the Company provides intensive English language instruction programs at 33 additional locations, primarily U.S. college campuses and similar educational settings, through ELS Educational Services, Inc. ("ELS"), a wholly-owned subsidiary. Together with an additional 99 franchised Berlitz and ELS centers, the Company has a presence in 57 countries and Puerto Rico.

The following table sets forth the number of language facilities in each of the countries in which the Company and its subsidiaries or franchisees operated centers as of December 31, 2000:

                           BERLITZ
                           LANGUAGE                           ELS
                            CENTERS                        FACILITIES
                           (COMPANY        BERLITZ          (COMPANY            ELS
                           OPERATED)      FRANCHISES        OPERATED)        FRANCHISES         TOTAL
                         ------------     ----------       ----------        ----------         -----
NORTH AMERICA
  United States               57                6             32                  -                95
  Canada                       9                -              -                  1                10
                         ------------     ----------       ----------        ----------         -----
         Subtotal             66                6             32                  1               105
                         ------------     ----------       ----------        ----------         -----
ASIA
  Australia                    -                -              -                  1                 1
  China                        1                -              -                  2                 3
  Hong Kong                    2                -              -                  -                 2
  Indonesia                    -                1              -                  3                 4
  Japan                       49                2              -                  2                53
  Korea                        2                -              -                  5                 7
  Malaysia                     1                -              -                  5                 6
  Singapore                    1                -              -                  -                 1
  Taiwan                       1                -              -                 18                19
  Thailand                     4                -              -                  -                 4
                         ------------     ----------       ----------        ----------         -----
         Subtotal             61                3              -                 36               100
                         ------------     ----------       ----------        ----------         -----

                           BERLITZ
                           LANGUAGE                           ELS
                            CENTERS                        FACILITIES
                           (COMPANY        BERLITZ          (COMPANY            ELS
                           OPERATED)      FRANCHISES        OPERATED)        FRANCHISES         TOTAL
                         ------------     ----------       ----------        ----------         -----
LATIN AMERICA
  Argentina                    5              1                -                  -               6
  Brazil                      19              2                -                  -              21
  Chile                        5              1                -                  -               6
  Colombia                     9              -                -                  6              15
  Costa Rica                   -              2                -                  -               2
  Dominican Republic           -              1                -                  -               1
  Guatemala                    -              1                -                  -               1
  Mexico                      21              4                -                  -              25
  Panama                       -              -                -                  1               1
  Paraguay                     -              1                -                  -               1
  Peru                         2              -                -                  -               2
  Puerto Rico                  4              -                -                  -               4
  Uruguay                      1              -                -                  -               1
  Venezuela                    7              -                -                  -               7
                         ------------     ----------       ----------        ----------         -----
         Subtotal             73             13                -                  7              93
                         ------------     ----------       ----------        ----------         -----
EUROPE
   Austria                     7              3                -                  -              10
   Belgium                    11              -                -                  -              11
   Croatia                     -              1                -                  -               1
   Czech Republic              5              -                -                  -               5
   Denmark                     2              -                -                  -               2
   Egypt                       -              2                -                  1               3
   Finland                     1              -                -                  -               1
   France                     18              1                -                  -              19
   Germany                    46              2                -                  -              48
   Greece                      1              -                -                  -               1
   Holland                     2              -                -                  -               2
   Hungary                     3              -                -                  -               3
   Ireland                     1                               -                  -               1
   Israel                      6              -                -                  -               6
   Italy                       6              1                -                  -               7
   Jordan                      -              -                -                  1               1
   Kuwait                      -              1                -                  1               2
   Malta                       -              1                -                  -               1
   Norway                      1              -                -                  -               1
   Oman                        -              -                -                  1               1
   Poland                      9              -                -                  -               9
   Portugal                    1              -                -                  -               1
   Qatar                       -              -                -                  1               1
   Saudi Arabia                -              3                -                  3               6
   Slovak Republic             1              1                -                  -               2
   Slovenia                    1              -                -                  -               1
   Spain                      10              -                -                  -              10
   Sweden                      1              -                -                  -               1
   Switzerland                 8              -                -                  -               8
   Turkey                      -              1                -                  -               1
   United Arab Emirates        -              2                -                  3               5
   United Kingdom              3              3                1                  -               7
                         ------------     ----------       ----------        ----------         -----
         Subtotal            144             22                1                 11             178
                         ------------     ----------       ----------        ----------         -----
    Total                    344             44               33                 55             476
                         ============     ==========       ==========        ==========         =====

INSTRUCTION SUB-SEGMENT
Revenues from Language Instruction accounted for approximately 62%, 62% and 61% of total Company revenues in 2000, 1999 and 1998, respectively. In 2000, the United States, Japan, and Germany accounted for approximately 15%, 17% and 11% of lessons given and 15%, 27% and 12% of Language Instruction sales, respectively.

BERLITZ METHOD(R). The Company's main pedagogical technique is the Berlitz Method(R), a proven technique that enables students to acquire a working knowledge of a foreign language in a short period of time. Through the exclusive use of the target language in the classroom, students learn to think and speak naturally in the new language, without translation. The Berlitz Method(R) combines the use of live instruction with proprietary written, audio-visual and CD-ROM support materials to ensure a fast, effective and enjoyable learning experience for conversational comprehension and speaking skills.

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

The Company's centralized management and ownership of the majority of its language centers, and requirements for franchise operators, permits standardization of instructional method and materials. This standardization also allows a client to begin a Berlitz course in one location and complete it anywhere in the worldwide network of Berlitz language centers. Through application of uniform standards to instructor training, development and usage of materials, and classroom instruction, the Company seeks to achieve consistent and predictable performance results.

INSTRUCTION PROGRAMS. The Company offers several types of language instruction programs, which vary in cost, length, and intensity of study. Approximately 48% of all tuition revenues in 2000 were from private lessons (excluding Total Immersion(R) courses). Private instruction is typically provided in blocks of three or more 45-minute lessons, with a short break after each lesson. Total Immersion(R) courses, an intensive form of private instruction, accounted for approximately 4% of tuition revenues in 2000. Total Immersion(R) programs last a full day and generally continue for two to six weeks. The Company also offers semi-private lessons designed for two to three clients, as well as group instruction, where classes include four or more students. Group classes generally meet over a period of weeks. Semi-private and group programs together represented 48% of tuition revenues in 2000.

A majority of the Company's clients are from the corporate segment of the market and are enrolled for business or professional reasons. Consequently, the level of international trade and economic activity affects the Company's business. In addition to individuals seeking work-related language skills, Berlitz clients also include travelers and high school and university students.

MARKETING AND PRICING POLICY. The Company sells Berlitz language courses to individuals, businesses and governments. The Company uses newspaper, magazine and yellow page advertising, and the Berlitz Website, in addition to direct contacts, to promote Berlitz programs and centers. Local marketing efforts are coordinated on a divisional and country-by-country basis.

Center directors and district and regional managers are responsible for sales development with existing and new clients. Sales forces are also maintained in the Company's major markets to supplement other marketing methods.

Tuition, which is paid in advance by most individual clients and some corporate clients, includes a registration fee, a charge for printed and recorded course materials, and a per lesson fee. The per lesson fee varies depending on the language being taught, type and quantity of lessons, and country. Total Immersion(R) courses are more expensive than standard individual instruction, while semi-private and group instruction are less expensive.

The Company generally negotiates fees with its corporate clients based on anticipated volume. Concentration on the intensive, individualized segment of the market has enabled the Company to maintain a pricing structure consistent with a premium service.

COMPETITION. The language instruction industry is fragmented, varying significantly among different geographic locations. Other providers of language instruction include individual tutors, small language schools operated by individuals and public institutions, and franchisees of large language instruction companies. The smaller operations typically offer large group instruction and self-teaching materials for home study. Rather than compete with these smaller operators, the Company concentrates on its leading position in the higher-priced, business-oriented segment of the language instruction market through its offering of intensive and individualized instruction. No competitors in this market offer language instruction through wholly owned operations on a worldwide basis. However, the Company does have a number of competitors organized on a franchise basis which, although not as geographically diverse as the Company, compete with it internationally. The Company also faces significant competition in a number of local markets.

ELS SUB-SEGMENT
The ELS business sub-segment provides English language instruction through intensive on-campus programs designed to appeal to international students and professionals who require English proficiency for academic, personal or career development purposes. These programs, which are offered under the ELS Educational Services name and, until January 2000, were offered through the Berlitz on Campus ("BOC") program, prepare students to take the Test of English as a Foreign Language ("TOEFL") examination, and for other situations where an intensive, extended course of study is required. Intensive instruction is typically provided in four-week blocks of twenty or thirty hours of instruction per week for a four-week period. The average student studies for approximately 2 1/2 months.

Approximately 94% of ELS revenues in 2000 were from intensive lessons and related services. Approximately 5% of ELS revenues were derived from programs such as summer youth programs for younger students that combine language instruction with leisure and social activities; specially designed programs for corporate clients; and private instruction. Royalties from ELS franchises comprise approximately 1% of ELS revenue.

MARKETING AND PRICING POLICY. ELS devotes significant resources toward promoting its various programs to prospective students, both within the U.S. and overseas. In-house sales and marketing personnel focus their efforts on establishing and maintaining relationships with a worldwide network of external sales agents that provide students to the ELS program. These agents in turn receive commissions from ELS. Center personnel are responsible for sales development with existing and new clients.

ELS uses a combination of brochure, cooperative advertising, professional publications, trade shows, yellow pages, the ELS Website and other promotional activities to promote its services.

Tuition, accommodation fees and other related program fees are paid in advance by most students. ELS offers a variety of discounted pricing options based on the length of course that a student takes.

COMPETITION. The intensive English instruction industry is fragmented and varies significantly among geographic regions. In addition to the Company, providers of intensive English instruction include individual tutors, language schools of varying size that are operated by individuals, as well as those operated by other companies and institutions such as colleges and universities.

PUBLISHING SUB-SEGMENT
The Company publishes pocketsize travel guides, language phrase books, bilingual dictionaries, children's language products, self-teaching language audio and language reference products. It is also involved in several licensing arrangements for products that use Berlitz content and trademarks and for which the Company receives royalties. The Publishing business accounted for approximately 2% of total Company revenues in 2000 and 3% in each of 1999 and 1998.

BERLITZ BOOKS AND GUIDES. Pocket-size, smaller format travel guides include full-color pictures, maps, brief histories, points of interest, food and shopping information and a practical A to Z section. The Company's phrase books include common expressions, words, and phrases most often used by travelers. These appear in color-coded sections covering such topics as accommodations, eating, sightseeing, shopping, transportation and medical reference. Additional travel-related language products include Cassette Packs and Compact Disc Packs, which consist of a 90-minute cassette tape or a 75-minute compact disc ("CD") and phrase book packaged and sold together. Retail distribution of books and audio products is generally handled by distributors appointed by Berlitz, independent sales representatives, and by direct selling efforts, including e-commerce.

BERLITZ SELF-TEACHING. The audiocassette and CD products produced by the Company are intended for the self-instruction language market and draw on the experience gained through operating language centers. In addition to a general language instruction curriculum, these products include items for children and courses for business people.

In addition to the audio-cassette and CD products, the Company is presently involved in several licensing arrangements for products that use published Berlitz materials and/or Berlitz trademarks as the basis for consumer publishing products for which the Company receives royalties.

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

FRANCHISING SUB-SEGMENT
Franchisees are granted franchises to operate Berlitz language centers in a specific territory, the size of which depends on demographic and geographic factors. Such sites are selected to extend the Company's geographic reach beyond areas in which the Company and other franchisees operate. Franchisees initially pay Berlitz an application fee of $5,000, and a franchise fee of $25,000 ($45,000 in Asia). Thereafter, franchisees pay Berlitz 10% (7.5% in Europe) of the language center's gross revenues in royalties, and 2% of gross revenues for advertising participation. The Franchising business accounted for less than 1% of total Company revenues in each of 2000, 1999, and 1998.

The Company actively monitors the operations and lesson quality of its franchisees, and has developed an extensive confidential operations manual which, together with the Company's Berlitz Method(R), forms the core of the Berlitz franchise system. All franchisees are required to complete a two-week training program at the Company's Princeton headquarters and the Company also provides two additional weeks of on-site teacher training. Franchisees participate in the Berlitz Language Center Management System, a management information system tied to Berlitz headquarters, and are subject to periodic financial audit and quality inspection.

CROSS CULTURAL SUB-SEGMENT
Berlitz Cross Cultural(R), which typically provides cross-cultural training on a fee basis to corporate employees, complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating. The cross cultural business accounted for less than 1% of total Company revenues in each of 2000, 1999, and 1998.

BERLITZ GLOBALNET

Berlitz GlobalNET helps customers prepare their products and services for the world market faster and at lower cost. Berlitz GlobalNET provides high quality technical document translation and interpretation and is rapidly expanding offerings in eBusiness globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, and from designing and implementing to maintaining multilingual Websites. These services are based on the Company's skills in project management, high quality translation, software localization, software quality assurance and testing, and electronic publishing.

Berlitz GlobalNET represented approximately 22%, 21%, and 19% of total Company revenues in 2000, 1999, and 1998, respectively. Its sales focus is on large, complex projects in multiple languages for global markets, particularly, but not exclusively, where Web publishing and eBusiness are the delivery media. Its customer base is primarily in the following sectors: information technology, automotive, manufacturing, engineering, telecommunications, medical technology, pharmaceuticals, and publishing.

The Company has an international network of production and technology centers. Materials are electronically transferred between locations to utilize specialized in-country translation and production facilities in order to produce the highest quality products and reduce costs. The Company has developed an international network of contract translators who provide a broad range of technical and linguistic resources, with an internal qualification program to assure a high level of linguistic expertise, and a production process that incorporates several editing phases designed to maximize the accuracy of its translations. The Company has also developed a consulting and systems integration capability, to deliver strategic planning and solutions to its customers. The staff at production facilities generally consist of production managers, project managers, translators, editors, desktop publishing ("DTP") specialists, software engineers, and software testers. Managers and editors are generally full-time staff members, while the translator and DTP staffs include both full-time employees and freelance workers. Freelance translators provide the specialized skills necessary for technical translations at lower rates than full-time employees.

COMPETITION. The translation services industry is being transformed into a globalization services sector, with suppliers increasing the value they add to customer engagements. The historic fragmentation of the market is beginning to disappear as a few large suppliers consolidate. In addition, a number of technology-focused new entrants have recently appeared. Berlitz GlobalNET has taken steps to build its technology base and services for the new market environment, and expects to remain the largest company in the sector.

EMPLOYEES

As of December 31, 2000, the Company employed 5,983 full-time employees and employee equivalents. Due to the nature of its businesses, the Company retains a large number of teachers and translators on a part-time or freelance basis. Full-time employee equivalents are calculated by aggregating all part-time hours (excluding freelance translators) and dividing these by the average number of hours worked by a full-time employee.

The Company is party to collective bargaining agreements in Canada, Denmark, France, Austria, Germany, Italy and Japan. The Company believes it has satisfactory employee relations in the countries in which it operates. Certain countries in which the Company operates impose obligations on the Company with respect to employee benefits. None of these obligations materially affects the Company's ability to operate its business.

TRADEMARKS AND TRADENAMES

The material trademarks used by the Company and its subsidiaries are BERLITZ(R), TOTAL IMMERSION(R) (including foreign language variations used in certain foreign markets), BERLITZ METHOD(R), BERLITZ JR.(R), BERLITZ STUDY ABROAD(R), BERLITZ ON CAMPUS(R), BERLITZ KIDS(R), BERLITZ CROSS CULTURAL(R), BERLITZ.COM(R), BERLITZITTM, ELS(R), ELS LANGUAGE CENTERS(R), ELS INTERNATIONAL(R), and WE TEACH ENGLISH TO THE WORLD(R). The Company or its subsidiaries hold registrations for these trademarks, where possible, in all countries in which: (i) material use is made of the trademarks by the Company or its subsidiaries; and (ii), failure to hold such a registration is reasonably likely to have a material adverse effect on the Company or its subsidiaries. The duration of the registrations varies from country to country. However, all registrations are renewable upon a showing of use. The effect of the registrations is to enhance the Company's ability to prevent certain uses of the trademarks by competitors and other third parties. In certain countries, the registrations create a presumption of exclusive ownership of the trademarks.

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

The Uniform Offering Circular ("UFOC") of Berlitz Franchising Corporation and ELS Educational Services, Inc., each a wholly owned subsidiary of the Company, have been registered with various states as required. An "internationalized" version of the UFOC is modified to comply with foreign law requirements where applicable.

ITEM 2.  PROPERTIES

The Company has its headquarters in Princeton, New Jersey and maintains facilities throughout the world. The majority of the Company's facilities (including the Company's headquarters) are leased. Total annual rental expense for the twelve months ended December 31, 2000, principally for leased facilities, was $37.8 million. No one facility is material to the operation of the Company. A typical Berlitz language center has private classrooms designed for individual instruction, as well as some larger rooms suitable for group instruction. ELS locations typically consist of classroom and administrative space that is rented at various colleges and universities.

The following tables set forth, the number of facilities maintained in each geographic region, the primary use of the Company's facility, whether owned or leased, and the aggregate square footage, all as of December 31, 2000. No properties are subject to material encumbrances.

                                OWNED FACILITIES

                                                                              Other (principally
                           Language                  Translation               headquarters and
                            Centers                    Centers                  administrative)                   Total
                    ------------------------     ---------------------       ---------------------       ----------------------
                    Number of     Square         Number of     Square        Number of     Square        Number of     Square
                    facilities    footage        facilities    footage       facilities    footage       facilities    footage
                    ------------------------     ---------------------       ---------------------       ----------------------
REGION
Europe                   6        11,882             1         3,755              -          -                7        15,637
Latin America            5        19,396             -             -              -          -                5        19,396
                    ------------------------     ---------------------       ---------------------       ----------------------
Total                   11        31,278             1         3,755              -          -               12        35,033
                    ========================     =====================       =====================       ======================


                                LEASED FACILITIES

                                                                              Other (principally
                           Language                  Translation               headquarters and
                            Centers                    Centers                  administrative)                   Total
                    ------------------------     ----------------------      -----------------------        ---------------------
                    Number of      Square        Number of     Square        Number of      Square          Number of      Square
                    facilities     footage       facilities    footage       facilities     footage         facilities    footage
                    ------------------------     ----------------------      -----------------------        ---------------------
REGION
North America            92        418,682           14        61,346             5          87,200            111       567,228
Asia                     69        197,427            3         5,906             5           9,758             77       213,091
Latin America            72        301,361            4        10,916             4          16,441             80       328,718
Europe                  157        459,098           15        97,140             8          36,918            180       593,156
                    ------------------------     ----------------------      -----------------------        ---------------------
Total                   390      1,376,568           36       175,308            22         150,317            448     1,702,193
                    ========================     ======================      =======================        =====================

ITEM 3.  LEGAL PROCEEDINGS

The Company and its Directors are parties to several actions brought by shareholders who object to the terms of the proposed purchase by Benesse of the common stock of the Company not owned by Benesse. The Company does not believe that these actions state valid claims against Berlitz or any of its directors.

The Company is also party to several actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The following table sets forth-certain information concerning the Executive Officers and Directors of the Company as of March 6, 2001.

NAME, AGE, POSITION
   WITH REGISTRANT                 BUSINESS EXPERIENCE
-------------------                -------------------
Soichiro Fukutake, 55              Mr. Fukutake has served as Chairman of the
Chairman of the Board;             Board of the Company since February 1993. Mr.
Director (A) (E)                   Fukutake joined Benesse in 1973, and since
                                   May 1986 has served as its President and Representative Director. He also serves on the Board of Directors of a number of companies, private foundations and associations in Japan. Mr. Fukutake became a Director of the Company in February 1993. His term will expire in 2001.

James Kahl, 59                     Mr. Kahl has served as Vice Chairman of the
Vice Chairman of the Board         Board of the Company since July 1, 2000, and
Director (A) (E)                   also serves on the Board of Directors of
                                   Benesse Holdings. Previously he was Chief
                                   Executive Officer and President of La Petite
                                   Academy, a provider of preschool and
                                   childcare services from 1993 until December
                                   31, 1999, and was also the Chairman of its Board from 1998 until December 31, 1999. From
                                   1991 until 1993, he was a Senior Vice
                                   President of Knott's Berry Farm. From 1983 until 1991, he held a number of senior executive positions at Marriott Corporation, including Senior Vice President of
                                   Administration, Chief Financial Officer, and
                                   Senior Vice President, Operations of the
                                   Contract Services Division. From 1964 until
                                   1982, he held a variety of positions
                                   at Arthur Andersen & Co., including Managing
                                   Partner of the San Diego office. Mr. Kahl became a Director of the Company in March
                                   2000 and his term will expire in 2002.

James Lewis, 43                    Mr. Lewis has served as an Executive Vice
Executive Vice President,          President of the Company and Chief Executive
Director (A)                       Officer, Berlitz GlobalNET, since January 1,
                                   1999, prior to which he was Vice President, Worldwide Translations since September 1,
                                   1997. Previously, Mr. Lewis most recently served in a number of executive level positions with Globalink, Inc., including
                                   President and Director (1995 to 1997) and
                                   Vice President, Worldwide Sales and Marketing
                                   (1995). Prior to that he served as Vice
                                   President, Marketing of MAXM Systems
                                   Corporation (1994 to 1995); and Vice
                                   President, International Operations, Landmark
                                   Systems Corporation (1992 to 1994). During the period of 1983 to 1992, Mr. Lewis held a number of management positions with
                                   Ashton-Tate Corporation, and Peter Norton
                                   Computing. Mr. Lewis has served as a director for the Company since March 1999. His term will expire in 2002.

Ryoichi Tanaka, 44                 Mr. Tanaka has served as a Vice President of
Vice President, Director           the Company since September 2000. Previously,
                                   he served in a number of management positions with Benesse, including General Manager of the Benesse Child Care division (1997 to
                                   1999), Benesse's Investment Officer (1996 to
                                   1997); CEO and General Manager of Fukutake
                                   Publishing Co., Ltd., of North America (1993 to 1996); and CEO of the New York and Los
                                   Angeles offices of Benesse (1990 to 1993).
                                   Mr. Tanaka also currently serves on the Board of Directors of Benesse Holdings. He began his career with Benesse in 1981. Mr. Tanaka became a director of Berlitz in September
                                   2000 and his term will expire in 2002.

Hiroshi Kitada, 45                 Mr. Kitada is President and Chief Executive
Director                           Officer of Benesse Holdings. Prior to joining
                                   Benesse Holdings in 1999, Mr. Kitada was
                                   General Manager of the New York Corporate
                                   Finance Department of The Long-Term Credit
                                   Bank of Japan, Ltd., which he joined in 1979.
                                   Mr. Kitada currently serves as a Director of Technology Education Network and Benesse
                                   Holdings. Mr. Kitada earned his MBA from the Wharton School at the University of Pennsylvania and his BA in Economics from Keio University. He has served as a Director of the Company since September 2000 and his term will expire in 2002.

Laurence M. Berg, 34;              Mr. Berg has been associated with Apollo
Director                           Advisors, L.P. since 1992 and a partner since
                                   1995, which, together with its affiliates, including Apollo Management IV, L.P.,
                                   ("Apollo"), act as managing general partner of Apollo Investment Fund, L.P., AIF II,
                                   L.P., Apollo Investment Fund III, L.P. and
                                   Apollo Investment Fund IV, L.P. which are private securities investment funds. Prior thereto, Mr. Berg was a member of the Mergers and Acquisitions Department of Drexel Burnham
                                   Lambert Incorporated. Mr. Berg is a director of Rent-A-Center, Inc., Sylvan Learning
                                   Systems and Resolution Performance Products.
                                   Mr. Berg received his MBA from the Harvard
                                   Business School and received his BS in
                                   economics from the University of
                                   Pennsylvania's Wharton School of Business.
                                   Mr. Berg has served as a Director of the Company since March 1999 and his term will expire in 2001.

Antony P. Ressler, 40;             Mr. Ressler co-founded Apollo in 1990. Mr.
                                   Director Ressler also founded Ares
                                   Management, L.P. in 1997, the general partner of the Ares Funds, including Ares Leveraged
                                   Investment Funds I, II and III, each of which are private securities investment funds focused primarily on debt and mezzanine/equity investments. Prior to 1990,
                                   Mr. Ressler served as a Senior Vice President in the High Yield Bond Department of Drexel
                                   Burnham Lambert Incorporated, with
                                   responsibility for the New Issue/Syndicate
                                   Desk. Mr. Ressler serves on several boards of directors including: Allied Waste Industries,
                                   Inc.; Communications Corporation of America;
                                   and Vail Resorts, Inc., as well as on the Supervisory Board of Directors of Buhrmann
                                   NV. Mr. Ressler is on the Board of Directors of Alliance for Student Achievement, one of the largest public school reform movements in the U.S., a member of the Board of Advisors of the UCLA Medical Center, a member of the Executive Committee of the Board of Directors of the Jonsson Comprehensive Cancer Center at
                                   UCLA and a member of the Board of Trustees of the Center for Early Education. Mr. Ressler is also one of the founding members of the Board of the Painted Turtle Camp, the
                                   Southern California chapter of The Hole in the Wall Gang Camps created to serve children dealing with chronic and life threatening illnesses by creating memorable, old-fashioned camping experiences. Mr.
                                   Ressler received his B.S.F.S. from Georgetown
                                   University's School of Foreign Service and received his MBA from Columbia University's
                                   Graduate School of Business. Mr. Ressler has served as a Director of the Company since
                                   March 1999 and his term will expire in 2002.

Takuro Isoda, 65                   Since July 1999, Mr. Isoda has been the
Director                           President of Isoda & Associates, Inc., of
(B)(C)(D)                          Tokyo and President of Rich Capital, Inc., of
                                   Osaka. He was a Senior Advisor for Nippon
                                   Investment & Finance Co., Ltd., a Daiwa
                                   Securities group company, until June 1999 and was its Chairman from June 1994 to July 1998 and its President from January 1990 to May
                                   1994. Prior to that, Mr. Isoda served in various positions with Daiwa Securities since first joining the Company in 1959, including, most recently, Chairman & CEO of Daiwa
                                   Securities of America, Inc., New York
                                   (January 1984 to January 1990), and Senior
                                   Managing Director of Daiwa Securities Co.,
                                   Ltd., Tokyo (December 1988 to January 1990).
                                   Mr. Isoda is Vice Chairman and a Director of the New Business Conference, Tokyo, and a
                                   Director of the Japan Academic Society of
                                   Ventures and Entrepreneurs, each of which is a non-profit governmental policy advisory and new venture support group. He also serves as a Director of U's BMB Entertainment, Osaka;
                                   Just Co., Omiya; BMB.com, Tokyo; Ochiai Sogo
                                   Kikaku, Tokyo; Inter.Office, Ltd., Tokyo and
                                   Effectto Holding, Tokyo. Mr. Isoda is an
                                   Advisor to ILC, Inc., Hiroshima; Harvey Labo,
                                   Tokyo; Imagawa-Misawaya Securities, Tokyo;
                                   atJapan Medeia.com, Tokyo and ICG Japan K.K.,
                                   Tokyo. He is the Statutory Auditor for
                                   Universal Home, Tokyo and Asteric, Inc.,
                                   Tokyo. Mr. Isoda has served as a Director of the Company since June 1998. His term will expire in 2001.

Edward G. Nelson, 69               Since January 1985, Mr. Nelson has served as
Director                           Chairman and President of Nelson Capital
(B)(C)(D)(E)                       Corporation. From 1983 to 1985, he was
                                   Chairman and Chief Executive Officer of
                                   Commerce Union Corporation. He also serves on the Board of Directors of ClinTrials
                                   Research, Inc., Central Parking System and
                                   Advocat, Inc. He is a trustee of Vanderbilt
                                   University. Mr. Nelson became a Director of the Company in February 1993. His term will expire in 2002.

Robert L. Purdum, 65               Mr. Purdum is the retired Chairman of the
Director (B)(C)(D)(E)              Board of Armco, Inc. and currently a partner
                                   with American Industrial Partners, a private investment company located in New York and San Francisco. During his Armco career, he served in various positions since first joining Armco in 1962, including Chairman and Chief Executive Officer (November 1990 to
                                   December 1993), President and Chief Executive
                                   Officer (April 1990 to November 1990),
                                   President (October 1986 to April 1990), Chief
                                   Operating Officer (February 1985 to October
                                   1986) and Chief Executive Officer - Steel
                                   Group (November 1982 to February 1985). Mr.
                                   Purdum has also served on the Board of
                                   Directors of Holophane Corporation. Mr.
                                   Purdum has served as a Director of the
                                   Company since August 1994. His term will expire in 2002.

Mark Harris, 47                    Mr. Harris has served as an Executive Vice
Executive Vice President           President of the Company since December 5,
                                   2000, and prior to that, Vice President, North America Language Services, since
                                   January 1, 1999, prior to which he was Vice
                                   President, North America Division of the
                                   Company since October 1, 1997. In addition
                                   Mr. Harris has served as President and Chief
                                   Executive Officer of ELS Educational Services
                                   Inc. since October 1998. Prior thereto, he served in various positions with Berlitz since first joining in 1978, including
                                   Managing Director of Berlitz on Campus
                                   (September 1993 to September 1997). Mr.
                                   Harris was first employed by Berlitz in 1978.

Paul H. Weinstein, 50              Mr. Weinstein has served as Vice President,
Vice President, General Counsel    General Counsel and Secretary since March 6,
and Secretary                      2001, prior to which he was General Counsel
                                   and Secretary of the Company since January 2, 2000. Prior thereto, he served in various positions with the Company in the Legal
                                   Department, including Deputy General Counsel
                                   (January 1999 to January 2000) and Associate
                                   General Counsel. Mr. Weinstein was first employed by Berlitz in July 1995.

Ellen Adler, 45                    Ms. Adler has served as Vice President,
Vice President                     Worldwide Publishing since October 1, 1997.
                                   Prior thereto, she served in various
                                   management positions in the Publishing
                                   sub-segment since first joining the Company in 1998, including Managing Director, North
                                   America Publishing (January 1996 to September
                                   1997).

Jose Alvarino, 61                  Mr. Alvarino has been Vice President, Latin
Vice President                     America Languages Services, since January 1,
                                   1999, prior to which he was Vice President, Latin American Division of Berlitz since
                                   1985. Mr. Alvarino was first employed by Berlitz in 1970.

Susumu Kojima, 58                  Mr. Kojima has served as Vice President, Asia
Vice President                     Language Services, since March 2, 1999. Prior
                                   thereto he held various management positions with Berlitz since joining in 1993, including
                                   Executive Vice President, Asia Division
                                   (since January 1, 1996). Mr. Kojima also served as a Director of Benesse Corporation from March 1993 until June 1998.

Wolfgang Wiedeler, 56              Mr. Wiedeler has been Vice President, Europe
Vice President                     Language Services, since January 1, 1999,
                                   prior to which he was Vice President,
                                   Central/Eastern Europe Division of the
                                   Company since January 1, 1995. Previously Mr.
                                   Wiedeler served in various management
                                   positions since his initial employment with Berlitz in 1984.

Brian Kelly, 54                    Mr. Kelly has served as Vice President,
Vice President                     Berlitz GlobalNET Europe since January 1,
                                   1999, and as Vice President, Western Europe
                                   Division of the Company from January 1996 until January 1, 1999, and as General
                                   Manager, Translations Services Europe since first joining Berlitz in January 1993.

Ronald Stark, 36                   Mr. Stark has served as Vice President,
Vice President, Finance            Finance, of the Company since September 2000.
                                   He previously served in a variety of
                                   financial positions with Berlitz, including
                                   Director of Accounting from 1996 to 2000, since first joining the Company in 1989.

Frank Garton, 54                   Mr. Garton has served as Vice President,
Vice President                     Franchising, since first joining Berlitz in
                                   March 1995.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol BTZ. Holders of shares of common stock are entitled to receive such dividends as may from time to time be declared by the Board of Directors; however, the Company does not have any present intention to commence paying dividends. Holders of common stock are entitled to one vote per share on all matters submitted to the vote of such holders, including the election of directors. There were 62 holders of record of common stock as of March 12, 2001 (one of which was Cede & Company, at which 2.3 million shares were held by brokers in street name.)

The closing sales prices per share of common stock as reported by the NYSE for each quarter during the period from January 1, 1999, until December 31, 2000, ranged as follows:

                                                      PRICE PER SHARE
                                                 --------------------------
                                                  HIGH                LOW
                                                 --------          --------
         First Quarter 2000                      $18 1/2           $15 3/16
         Second Quarter 2000                     $13 3/8           $ 8
         Third Quarter 2000                      $10 9/16          $ 7 13/16
         Fourth Quarter 2000                     $ 8 1/2           $ 5 7/8

         First Quarter 1999                      $29               $22 1/2
         Second Quarter 1999                     $22 15/16         $17 13/16
         Third Quarter 1999                      $21 1/16          $18
         Fourth Quarter 1999                     $21 1/8           $16 7/16

No common stock dividends were declared or paid for 2000 or 1999.

On March 11, 1999, the Company issued $155 million aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement to two affiliates of Apollo and to Benesse Holdings. This transaction was completed as a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. Principal amounts outstanding under such debentures are not due until March 2011. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments. The Company used the proceeds from the sale of the Convertible Debentures to: (i), repay in full existing long term indebtedness; and (ii), for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

                           BERLITZ INTERNATIONAL, INC.
                           FIVE-YEAR FINANCIAL SUMMARY
                (Dollars in thousands, except per share amounts)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------------
                                                                     2000         1999          1998         1997          1996
                                                                  ---------     ---------     ---------    ---------     ---------
INCOME STATEMENT DATA:
---------------------
Sales of services and
products sold                                                     $ 480,208     $ 446,181     $ 436,303    $ 397,209     $ 369,622
                                                                  ---------     ---------     ---------    ---------     ---------
Cost and expenses:
  Cost of services and
       products sold                                                292,246       267,176       253,842      235,020       222,313
  Selling, general and
      administrative                                                153,949       148,803       142,147      124,945       113,695
  Restructuring and other unusual charges(1)                         12,296            --            --           --            --
  Amortization of publishing rights,
      excess of cost over net assets
      acquired and other intangibles                                 18,432        18,024        17,265       14,183        12,746
   Other expense, net                                                11,395        10,456        15,370       10,008         8,054
                                                                  ---------     ---------     ---------    ---------     ---------
     Total costs and expenses                                       488,318       444,459       428,624      384,156       356,808
                                                                  ---------     ---------     ---------    ---------     ---------
 (Loss) income before income taxes, minority
     interest, extraordinary item and cumulative
     effect of accounting change                                  $  (8,110)    $   1,722     $   7,679    $  13,053     $  12,814
                                                                  =========     =========     =========    =========     =========
  Minority interest income (expense)                              $     408     $     668     $      68    $    (613)    $  (1,503)
                                                                  =========     =========     =========    =========     =========
 (Loss) income before extraordinary item and
    cumulative effect of accounting change                        $ (12,760)    $  (5,325)    $   2,082    $   5,351     $   3,803
  Extraordinary loss(2)(3)                                               --        (2,154)           --       (6,285)           --
  Cumulative effect of accounting change(4)                              --        (5,605)           --           --            --
                                                                  ---------     ---------     ---------    ---------     ---------
  Net (loss) income                                               $ (12,760)    $ (13,084)    $   2,082    $    (934)    $   3,803
                                                                  =========     =========     =========    =========     =========

(Loss) earnings per share (both basic and diluted):
  (Loss) income before extraordinary item and
    cumulative effect of accounting change                        $   (1.34)    $   (0.56)    $    0.22    $    0.56     $    0.40
  Extraordinary loss                                                     --         (0.22)           --        (0.66)           --
  Cumulative effect of accounting change                                 --         (0.59)           --           --            --
                                                                  ---------     ---------     ---------    ---------     ---------
  Earnings (loss) per share                                       $   (1.34)    $   (1.37)    $    0.22    $   (0.10)    $    0.40
                                                                  =========     =========     =========    =========     =========

Average number of shares (000)                                        9,546         9,530         9,530        9,550         9,569
                                                                  =========     =========     =========    =========     =========

BALANCE SHEET DATA (AT YEAR END):
Total assets(2)                                                   $ 686,419     $ 697,020     $ 663,461    $ 661,515     $ 561,245
Long-term debt (including convertible
     debentures) (2)(3)                                           $ 155,077     $ 156,887     $ 129,387    $ 142,369     $  56,353
Shareholders' equity                                              $ 316,737     $ 338,687     $ 354,986    $ 346,978     $ 357,407

OTHER DATA:

Dividends declared                                                $      --     $      --     $      --    $      --     $      --
                                                                  =========     =========     =========    =========     =========
Language lessons given
     during year (000)                                                6,438         5,992         5,826        5,548         5,139
Company-operated language
     centers at year end                                                344           338           332          334           325
Growth in same center
     sales from year to year(5)                                        10.4%          5.0%          4.8%         7.5%          6.0%

(1) During the fourth quarter of 2000, the Company's management formally committed to various strategic initiatives. As a result of these initiatives, the Company recorded restructuring and other unusual charges of $12.3 million for the year ended December 31, 2000, and additional charges of $2.0 million are expected in 2001. The restructuring initiatives were aimed at reorganizing the core business, improving management quality and process, and building on business fundamentals through focus on growth initiatives. These initiatives primarily affected the Company's Language Services segment. The restructuring is expected to be substantially complete by June 2001.

(2) Included in the increase in total assets from December 31, 1996 to December 31, 1997 was $103 million in intangibles related to the Company's August 28, 1997 acquisition of ELS. Financing for this acquisition, and simultaneous refinancing of the Company's existing long-term debt, and related prepayment penalties and costs, was provided through a bank loan facility (the "Bank Facility"). In connection with this refinancing, the Company incurred in 1997 an extraordinary charge, net of taxes, of $6.3 million, consisting of prepayment penalties on the existing long-term debt and the write-off of unamortized deferred financing costs. Long-term debt increased from 1996 to 1997 due to amounts outstanding under the Bank Facility at December 31, 1997.

(3) On March 11, 1999, the Company issued the "Convertible Debentures in a private placement to two affiliates of Apollo and to Benesse Holdings. Principal amounts outstanding under such debentures are not due until March 2011. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments. Simultaneously with this transaction, the Company extinguished all outstanding indebtedness pursuant to the Bank Facility and terminated its interest rate swap agreement, which hedged the floating rate Bank Facility. Consequently, in 1999, the Company recorded an extraordinary loss, net of tax benefit, of approximately $2.2 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

(4) On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") to provide its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and changed its method of recognizing income from deferred revenues on lessons paid for but not expected to be taken.

(5) Indicates year-over-year increase, excluding the impact of foreign currency rate fluctuations, in sales by language centers, which were operating during the entirety of both years being compared.

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

GENERAL OVERVIEW

The Company is organized into two separate autonomous business segments: (i), Language Services, consisting of the Instruction, ELS, Publishing, Franchising, and Cross Cultural sub-segments; and (ii), Berlitz GlobalNET. These are strategic business units that offer different products and services and are managed separately by senior management due to different technology and marketing strategies.

Within Language Services, the Instruction sub-segment (through the use of proprietary methods and materials) provides predominantly live language education in virtually all spoken languages. The ELS sub-segment provides intensive on-campus English education programs. The Publishing sub-segment offers a wide range of publishing products such as dictionaries, phrase books, travel guides and self-study language materials, including CD-ROMs and audiocassettes. The Franchising sub-segment sells Berlitz language center franchises to independent franchisees in certain locations. The Cross Cultural sub-segment complements language study by providing expatriates with detailed practical and cultural information about the countries to which they are relocating.

Berlitz GlobalNET provides high quality technical document translation and interpretation and is rapidly expanding offerings in eBusiness globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content, and from designing and implementing to maintaining multilingual Websites.

Language Services is organized geographically into four operating divisions (North America, Asia, Latin America and Europe) while Berlitz GlobalNET is organized into three geographic divisions: the Americas (North America and Latin America), Asia and Europe.

The Company's sales grew from $436.3 million in 1998 to $480.2 million in 2000, a compounded annual growth rate of 6.8% for the three year period. This growth was primarily attributable to increased volume in certain geographic regions, partially offset by unfavorable exchange rate fluctuations. Earnings before extraordinary items and the cumulative effect of an accounting change dropped from income of $2.1 million ($0.22 basic and diluted earnings per share) to a loss of $12.8 million ($1.34 basic and diluted loss per share) in the same three year period. Earnings were adversely affected by a number of factors, including:
(i), restructuring and other unusual charges of $12.3 million taken in 2000;
(ii), reduced margins for ELS, whose sales were hurt by economic conditions in Asia and Latin America in 1998 and 1999, as well as by certain organizational changes; (iii), lower operating profits for Berlitz GlobalNET arising from tighter margins on interpretation services for the U.S. government, investment in sales and technology resources, and integration costs associated with acquisitions in 1999; and (iv), increases in salary and related costs and other administrative costs. The factors impacting sales and earnings are discussed in greater detail in the pages that follow.

The following table shows the Company's income and expense data as a percentage of sales:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                             2000            1999            1998
                                                                             -------------------------------------
Sales of Services and Products                                               100.0%          100.0%          100.0%
                                                                             -----           -----           -----

Costs of services and products sold (1)                                       60.9            59.9            58.1
Selling, general and administrative (2)                                       32.1            33.4            32.6
Restructuring and other unusual charges (3)                                    2.6              --              --
Amortization of publishing rights, excess of cost over net
   assets acquired, and other intangibles                                      3.8             4.0             4.0
Interest expense on long-term debt                                              --             0.4             2.5
Interest expense on convertible debentures                                     1.7             1.4              --
Interest expense to affiliate                                                  0.5             0.6             0.5
Other expense (income), net                                                    0.1            (0.1)            0.5
                                                                             -----           -----           -----
   Total costs and expenses                                                  101.7            99.6            98.2
                                                                             -----           -----           -----

(Loss) income before income taxes, minority interest in earnings of subsidiary, extraordinary item and the cumulative effect of
  accounting change                                                           (1.7)            0.4             1.8
Income tax expense                                                             1.1             1.7             1.3
Minority interest in operations of subsidiary                                 (0.1)           (0.1)             --
                                                                             -----           -----           -----
(Loss) income before extraordinary item and cumulative effect
  of accounting change                                                        (2.7)           (1.2)            0.5
Extraordinary loss from extinguishment of debt, net of tax benefit              --            (0.5)             --
Cumulative effect of accounting change                                          --            (1.2)             --
                                                                             -----           -----           -----
Net (loss) income                                                             (2.7)%          (2.9)%           0.5%
                                                                             =====           =====           =====

(1) Consists primarily of teachers', translators', and certain administrative salaries, as well as cost of materials, rent, maintenance, depreciation and other center operating expenses.

(2) Consists primarily of administrative salaries, marketing and advertising expenses, and other headquarters related expenses.

(3) During the fourth quarter of 2000, the Company's management formally committed to various strategic initiatives. As a result of such initiatives, the Company recorded restructuring and other unusual charges ("Unusual Charges") of $12.3 million for the year ended December 31, 2000 and additional charges of $2.0 million are expected in 2001. The restructuring initiatives were aimed at reorganizing the core business, improving management quality and process, and building on business fundamentals through focus on growth initiatives. These initiatives primarily affected the Company's Language Services segment. The restructuring is expected to be substantially complete by June 2001.

The Company's recent revenue growth has occurred through both expansion of existing business and through acquisitions, primarily by Berlitz GlobalNET. The Company's operations also benefit from a number of global trends: (i), the globalization of many sectors of the world economy; (ii), the rapid expansion of the Internet; and (iii), the increasing number of Internet/Web users whose native language is not English. Globalization increases the demand for cross-language communication within and between companies, driving the market for corporate language training, and the Company's Berlitz GlobalNET division is a leader in the market for services to support the language aspects of globalization, Internet publishing and eBusiness.

Internal actions over the three-year period have also helped the Company grow. For example, in Instruction, the Company continued to expand several niche programs, including Berlitz Jr(R), and BerlitZ Study Abroad(R), enabling it to operate even more effectively as a "one-stop" language service provider. More recently, in April 2000, the Company began the rollout of a new children's program centered on the television series Sesame English(TM), developed by Children's Television Workshop, with whom the Company has a licenSE arrangement. To complement its live instruction, the Company has increasingly used technology, such as CD-ROM, video and audio tools, to enhance its traditional teaching programs while reducing teaching costs. The Company has also increased its emphasis on more profitable semi-private and group lessons. To further increase its market presence, the Company has utilized franchising and joint ventures in emerging and secondary markets.

In the Berlitz GlobalNET segment, there has been a continued focus on large corporate relationships, development of new customer accounts, superior customer satisfaction, and the expansion of services, including rapidly expanding offerings in eBusiness globalization services including Web localization and multilingual content management. Language-related services are offered for the entire business cycle, from globalization strategy and consulting, to creating and translating content and from designing and implementing to maintaining multilingual Websites. As Berlitz GlobalNET grows, the Company will seek to continue improving the profitability of the segment through: (i), the deployment of the latest technology, including the use of the Internet, to optimize internal operational efficiency; (ii), increasing productivity through the use of more advanced computer-aided translation tools; (iii), continuing to centralize certain non-linguistic functions, such as software engineering, software quality assurance and desktop publishing; and (iv), hiring, training and retaining the highest quality talent available in the industry.

Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For the three years ended December 31, 2000, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 66%, including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound, and French and Swiss francs. As a result, changes in exchange rates affected the comparisons of the Company's earnings from period to period, adversely affecting 1998's through 2000's financial results when the dollar generally strengthened. The following table shows the impact of foreign currency rate fluctuations on the annual growth rate of sales and EBITA(1) during the periods presented:

                                           PERCENTAGE GROWTH (DECLINE)
                                                  FROM PRIOR YEAR
                                       ------------------------------------
                                               YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                        2000           1999           1998
                                       ------         ------         ------
         Sales:
            Operations (2)              11.8%           4.2%          14.2%
            Exchange                    (4.2)          (1.9)          (4.4)
                                       ------         ------         ------
                  Total                  7.6%           2.3%           9.8%
                                       ======         ======         ======

         EBITA(1):
            Operations (2)              18.3%         (22.4)%         15.7%
            Exchange                    (5.7)          (2.7)          (7.5)
                                       ------         ------         ------
                  Total                 12.6%         (25.1)%          8.2%
                                       ======         ======         ======

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

The year to year comparison of the results of operations are discussed in further detail in the following sections:

YEAR ENDED DECEMBER 31, 2000, VS. YEAR ENDED DECEMBER 31, 1999

Sales for the twelve months ended December 31, 2000, were $480.2 million, 7.6% above the prior year. The sales growth was primarily due to activity generated from the Instruction and Berlitz GlobalNET business units, which was partially offset by reduced sales volume from Publishing, and unfavorable foreign exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $18.6 million, sales increased from the prior year by 11.8%. The following table compares revenues by business segment:

BUSINESS SEGMENT REVENUES:                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                          December 31,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2000            1999          Exchange       Operations (1)       Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $   296.4       $   277.7      $   (11.8)       $    30.5         $    18.7
   ELS                                  64.5            56.3            0.1              8.1               8.2
   Publishing                           10.5            12.9           (0.1)            (2.3)             (2.4)
   Franchising                           2.3             1.8           (0.1)             0.6               0.5
   Cross  Cultural                       2.9             2.4            -                0.5               0.5
   Eliminations and other               (0.1)           (0.3)           -                0.2               0.2
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                376.5           350.8          (11.9)            37.6              25.7
Berlitz GlobalNET                      103.9            95.4           (6.7)            15.2               8.5
Eliminations and other                  (0.2)            -              -               (0.2)             (0.2)
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   480.2       $   446.2      $   (18.6) (2)   $    52.6         $    34.0
                                   ===========     ===========    ============     ==============    ============

----------
(1) Adjusted to eliminate fluctuations in foreign currency exchange rates from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuation ($18.6 million) primarily resulted from a strengthened U.S. dollar against the Euro, partially offset by a weaker U.S. dollar against the Japanese yen.

Within Language Services, Instruction sales for 2000 rose 11.0% from the prior year, excluding the effect of unfavorable exchange rate fluctuations. This improvement was primarily due to volume and average revenue per lesson ("ARPL") increases in most countries. Total Instruction lesson volume increased 7.4% from the prior year with notable volume increases in Japan, Germany, Brazil, Canada and Mexico.

Geographically, Instruction revenue and lesson volume were dispersed as follows:

INSTRUCTION REVENUE:                                            (Dollars in millions)
                                      --------------------------------------------------------------------------
                                            December 31,                 Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         2000           1999         Exchange       Operations         Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    51.7      $    47.9      $     -        $     3.8        $     3.8 (1)
   Asia                                    88.5           73.2            3.9           11.4             15.3 (2)
   Latin America                           51.6           46.4           (1.3)           6.5              5.2 (3)
   Europe                                 104.1          109.8          (14.3)           8.6             (5.7)(4)
   Eliminations and other                   0.5            0.4           (0.1)           0.2              0.1
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $   296.4      $   277.7      $   (11.8)     $    30.5        $    18.7
                                      ===========    ===========    ===========    =============    ============

----------
(1)   Primarily reflects volume increases in Canada and ARPL increase in USA.
(2) Primarily reflects volume increases in Japan and the effect of a weaker US dollar against the Japanese yen.
(3) Primarily reflects ARPL increases in Mexico and volume increases in Mexico and Brazil, offset by a stronger U.S. dollar against most Latin America currencies.
(4) Primarily reflects unfavorable exchange rate fluctuations due to a strong U.S dollar against the Euro, partially offset by improved volume and ARPL in most countries, and in particular Germany.

INSTRUCTION LESSON VOLUME:                                      (LESSONS IN THOUSANDS)
                                      ---------------------------------------------------------------------------
                                                December 31,                  Growth (Decline) from Prior Year
                                      ----------------------------------    -------------------------------------
                                                                              Number of
                                           2000               1999             lessons            Percentage
                                      ---------------    ---------------    --------------     ------------------
   North America                         1,150.7            1,090.3              60.4                5.5% (1)
   Asia                                  1,343.6            1,106.9             236.7               21.4% (2)
   Latin America                         1,405.5            1,333.8              71.7                5.4% (3)
   Europe                                2,538.1            2,461.0              77.1                3.1% (4)
                                      ---------------    ---------------    --------------     ------------------
   Total lesson volume                   6,437.9            5,992.0             445.9                7.4%
                                      ===============    ===============    ==============     ==================

----------
(1) North America volume increased in part due to the positive effect of relaunched programs.
(2) Asia volume increased due in part to the positive effect of special sales campaigns in Japan and expansion into new markets.
(3) Latin America volume increased primarily due to strong sales in Brazil and Mexico.
(4) Europe's improvement is primarily due to increased volume in Germany and Israel.


In 2000, ARPL was $40.80, as compared to $40.84 in 1999. The decrease reflected the effects of unfavorable exchange rate fluctuations (i.e., $1.66), partially offset by the favorable impact of product mix and price increases (i.e., $1.62). ARPL ranged from a high of approximately $64.61 in Japan to a low of $15.03 in Thailand, reflecting the effects of foreign exchange rates and differences in the local economic value of the services provided.

Within Language Services, ELS revenues increased 14.6% from the prior year. This is primarily attributable to the launch of a new program, as well as the brand merger of ELS and BOC and the restructuring of operations resulting in the closing of several centers.

Publishing revenues declined 18.7% from the comparable prior year period, due primarily to decreased licensing revenue.

Berlitz GlobalNET sales for 2000 were $103.9 million, up 16.0% from 1999, excluding the effect of unfavorable exchange rate fluctuations of $6.7 million. The following table compares Berlitz GlobalNET revenues by region:

BERLITZ GLOBALNET REVENUE:                                    (Dollars in millions)
                                     ----------------------------------------------------------------------------
                                           December 31,                  Growth (Decline) from Prior Year
                                     --------------------------    ----------------------------------------------
                                        2000           1999         Exchange         Operations         Total
                                     -----------    -----------    ------------     -------------    ------------
     Americas                        $    47.8      $    43.7      $     -          $     4.1        $     4.1 (1)
     Asia                                  7.6            6.0            0.2              1.4              1.6
     Europe                               56.5           50.6           (7.5)            13.4              5.9 (2)
     Eliminations and other               (8.0)          (4.9)           0.6             (3.7)            (3.1)
                                     -----------    -----------    ------------     -------------    ------------
     Total revenue                   $   103.9      $    95.4      $    (6.7)       $    15.2        $     8.5
                                     ===========    ===========    ============     =============    ============

----------
(1) The sales increase in the U.S. was due primarily to the very active information technology segment and an increased focus on new customer acquisition as well as activity from acquisitions in the Americas completed during the second half of 1999.
(2) Growth in Europe was due primarily to strong volume in Ireland and France and an acquisition completed in the last quarter of 1999, offset by a strong U.S. dollar against the Euro.

The Company's total cost of services and products sold as a percentage of sales was 60.9% in 2000, compared to 59.9% in the prior year. The higher percentage was in part attributable to increased commissions and other expenses related to improvements in the business volume. Selling, general and administrative expenses as a percentage of sales were 32.1% in 2000, compared with 33.4% in the prior year. This improvement reflects an increase in business volume over the prior year as well as reduced costs from the closure of several ELS centers.

The Company's total EBITA for 2000 was $34.0 million, or 7.1% of sales, compared to $30.2 million, or 6.8% of sales in the prior year. The following table displays the comparative EBITA by business segment:

BUSINESS SEGMENT
----------------
EBITA:
------                                                          (Dollars in millions)
                                      ------------------------------------------------------------------------------
                                            December 31,                   Growth (Decline) from Prior Year
                                      --------------------------    ------------------------------------------------
                                         2000           1999          Exchange        Operations          Total
                                      -----------    -----------    -------------    -------------    --------------
   Language Services:
      Instruction                     $    59.0      $    55.1      $    (2.2) (1)   $     6.1 (2)    $     3.9
      ELS                                   4.1            2.3            -                1.8              1.8 (3)
      Publishing                           (0.5)           0.7            -               (1.2)            (1.2)(4)
      Franchising                           1.0            0.4            -                0.6              0.6
      Cross Cultural                        0.8            0.5            -                0.3              0.3
      Overhead and other                  (22.6)         (20.7)           1.1             (3.0)            (1.9)(5)
                                      -----------    -----------    -------------    -------------    --------------
   Total Language Services                 41.8           38.3           (1.1)             4.6              3.5
   Berlitz GlobalNET                        7.2            6.0           (0.5)             1.7              1.2 (6)
   Corporate overhead and other           (15.0)         (14.1)           -               (0.9)            (0.9)
                                      -----------    -----------    -------------    -------------    --------------
   Total                              $    34.0      $    30.2      $    (1.6)       $     5.4        $     3.8
                                      ===========    ===========    =============    =============    ==============


                           EBITA MARGIN %:                             December 31,
                           ---------------                    -------------------------------
                                                                  2000            1999
                                                              ------------    ---------------
                           Language Services:
                              Instruction                          19.9%           19.8%
                              ELS (3)                               6.3%            4.1%
                              Publishing (4)                       (5.2)%           5.3%
                              Franchising                          42.7%           25.5%
                              Cross Cultural                       26.6%           21.2%
                           Total Language Services                 11.1%           10.9%
                           Berlitz GlobalNET (6)                    7.0%            6.3%
                           Total                                    7.1%      `     6.8%
                           ----------------------------------

----------
(1) The net unfavorable exchange impact in Instruction is primarily attributable to the weakened Euro, partially offset by the strength of the Japanese yen.
(2) The increase in Instruction EBITA is due mainly to volume increases in Japan and Germany.
(3) The increase in ELS EBITA is due in part to improved volume and decreased costs, due to the closure of several centers.
(4)   Publishing EBITA decreased primarily due to decreased licensing revenues.
(5) Language Services overhead and other expense rose primarily due to the increase in business volume.
(6) The increase in EBITA for Berlitz GlobalNET is due in part to strong volume in France and Ireland and acquisitions completed in the second half of 1999, lower salary related costs, including translator costs, partially offset by a strong U.S. dollar against the Euro.

The Company recorded income tax expense of $5.1 million and $7.7 million in 2000 and 1999, respectively. The effective tax rates in both 2000 and 1999 were above the U.S. Federal statutory tax rate, primarily as a result of nondeductible amortization charges.

YEAR ENDED DECEMBER 31, 1999, VS. YEAR ENDED DECEMBER 31, 1998

Sales for the twelve months ended December 31, 1999 were $446.2 million, 2.3% above the prior year. The sales growth was primarily due to activity generated from the Instruction and Berlitz GlobalNET business units, which was partially offset by reduced sales volume from ELS programs, and unfavorable foreign exchange rate fluctuations. Excluding the effects of unfavorable exchange rate fluctuations of $8.4 million, sales increased from the prior year by 4.2%. The following table compares revenues by business segment:

BUSINESS SEGMENT REVENUES:                                     (Dollars in millions)
                                   ------------------------------------------------------------------------------
                                          December 31,                   Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      1999            1998          Exchange       Operations (1)       Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $   277.7       $   267.9      $    (6.5)       $    16.3         $     9.8
   ELS                                  56.3            65.7            0.1             (9.5)             (9.4)
   Publishing                           12.9            14.8           (0.1)            (1.8)             (1.9)
   Franchising                           1.8             1.8            -                -                 -
   Cross Cultural                        2.4             2.4            -                -                 -
   Eliminations and other               (0.3)           (0.5)          (0.1)             0.3               0.2
                                   -----------     -----------    ------------     --------------    ------------
Total Language Services                350.8           352.1           (6.6)             5.3              (1.3)
Berlitz GlobalNET                       95.4            84.3           (1.8)            12.9              11.1
Eliminations and other                   -              (0.1)           -                0.1               0.1
                                   -----------     -----------    ------------     --------------    ------------
Total                              $   446.2       $   436.3      $    (8.4) (2)   $    18.3         $     9.9
                                   ===========     ===========    ============     ==============    ============

----------
(1) Adjusted to eliminate fluctuations in foreign currency exchange rates from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuation ($8.4 million) primarily resulted from a strengthened dollar against the Latin American currencies (most significantly the Brazilian real) and all European currencies, offset by a weaker dollar against the Japanese yen.

Within Language Services, Instruction sales for 1999 rose 6.1% from the prior year, excluding unfavorable exchange rate fluctuations of $6.5 million. This improvement was primarily due to volume and ARPL increases in most countries. Total Instruction lesson volume increased 2.8% from the prior year, primarily as strength in Mexico, Germany, Israel, and France was offset by weakness in the USA, Venezuela and Argentina.

Geographically, Instruction revenue and lesson volume were dispersed as follows:

INSTRUCTION REVENUE:                                            (Dollars in millions)
                                      --------------------------------------------------------------------------
                                            December 31,                 Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         1999           1998         Exchange       Operations         Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    47.9      $    49.9      $     -        $    (2.0)       $    (2.0) (1)
   Asia                                    73.2           59.9            9.3            4.0             13.3  (2)
   Latin America                           46.4           52.3          (10.3)           4.4             (5.9) (3)
   Europe                                 109.8          105.6           (5.5)           9.7              4.2  (4)
   Eliminations and other                   0.4            0.2            -              0.2              0.2
                                      -----------    -----------    -----------    -------------    ------------
   Total revenue                      $   277.7      $   267.9      $    (6.5)     $    16.3        $     9.8
                                      ===========    ===========    ===========    =============    ============

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

INSTRUCTION LESSON VOLUME:                                      (LESSONS IN THOUSANDS)
                                      ---------------------------------------------------------------------------
                                                December 31,                  Growth (Decline) from Prior Year
                                      ----------------------------------    -------------------------------------
                                                                              Number of
                                           1999               1998             lessons            Percentage
                                      ---------------    ---------------    --------------     ------------------
   North America                         1,090.3            1,157.0             (66.7)              (5.8)%(1)
   Asia                                  1,106.9            1,039.8              67.1                6.5% (2)
   Latin America                         1,333.8            1,300.6              33.2                2.6% (3)
   Europe                                2,461.0            2,328.9             132.1                5.7% (4)
                                      ---------------    ---------------    --------------     ------------------
   Total lesson volume                   5,992.0            5,826.3             165.7                2.8%
                                      ===============    ===============    ==============     ==================

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

In 1999, ARPL was $40.84, as compared to $40.87 in 1998. The decrease reflected the effects of unfavorable exchange rate fluctuations (i.e., $1.08), partially offset by the favorable impact of product mix and price increases (i.e., $1.05). ARPL ranged from a high of approximately $62.58 in Japan to a low of $15.08 in Thailand, reflecting the effects of foreign exchange rates and differences in the local economic value of the services provided.

Within Language Services, ELS revenues declined 14.3% from the prior year. ELS was affected by weakened Asian student enrollments due to the economic conditions in the Far East. Enrollments from Latin America were also down due to economic instability in Venezuela and Brazil, and the increased strength of the dollar over the currencies in these countries. Aggressive pricing and agent commission structures by competitors also adversely affected results. In addition, due to organization changes and the relocation of the ELS headquarters from Los Angeles to Princeton in the latter part of 1998, many overseas sales agents did not sell the ELS programs aggressively in the latter months of 1998 and early part of 1999 due to perceived uncertainties about the future of ELS programs. This adversely affected student arrivals during 1999. ELS acted to address these matters by filling vacant sales positions and articulating a new business plan to its agents, monitoring and reducing overhead expenses, undertaking significant sales and promotional activities to inform new and existing sales agents about the new consolidated ELS Language Centers network and initiating a Website project to support agent sales, direct marketing and relationship marketing efforts.

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

Berlitz GlobalNET sales increased 13.2% over 1998, and, excluding the unfavorable effects of exchange rate fluctuations, rose 15.4% from 1998. Geographically, sales were above prior year in all regions. The following table compares Berlitz GlobalNET revenues by region:

BERLITZ GLOBALNET REVENUE:                                    (Dollars in millions)
                                     ----------------------------------------------------------------------------
                                           December 31,                  Growth (Decline) from Prior Year
                                     --------------------------    ----------------------------------------------
                                        1999           1998         Exchange         Operations         Total
                                     -----------    -----------    ------------     -------------    ------------
     Americas                        $    43.7      $    40.8      $    (0.1)       $     3.0        $     2.9 (1)
     Asia                                  6.0            4.3            0.5              1.2              1.7 (2)
     Europe                               50.6           43.5           (2.4)             9.5              7.1 (3)
     Eliminations and other               (4.9)          (4.3)           0.2             (0.8)            (0.6)
                                     -----------    -----------    ------------     -------------    ------------
     Total revenue                   $    95.4      $    84.3      $    (1.8)       $    12.9        $    11.1
                                     ===========    ===========    ============     =============    ============

----------
(1) Sales were higher than prior year in the Americas due to results from businesses acquired in June and August of 1999, and continued strength in traditional business.
(2) The sales increase in Asia reflected volume increases in Japan, and an acquired business in Singapore.
(3) The sales increase in Europe reflected volume increases in Norway, Ireland and Denmark, and sales from acquisitions made in France and Poland in the second and fourth quarters of 1998, respectively.

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

The Company's total EBITA for 1999 was $30.2 million, or 6.8% of sales, compared to $40.3 million, or 9.2% of sales, in the prior year . The following table displays the comparative EBITA by business segment:

BUSINESS SEGMENT EBITA:
                                                                  (Dollars in millions)
                                      ------------------------------------------------------------------------------
                                            December 31,                   Growth (Decline) from Prior Year
                                      --------------------------    ------------------------------------------------
                                         1999           1998          Exchange        Operations          Total
                                      -----------    -----------    -------------    -------------    --------------
   Language Services:
      Instruction                     $    55.1      $    56.7      $    (1.3)       $    (0.3) (2)   $    (1.6)
      ELS                                   2.3            6.2            -               (3.9) (3)        (3.9)
      Publishing                            0.7            1.3            -               (0.6) (4)        (0.6)
      Franchising                           0.4            -              -                0.4              0.4
      Cross Cultural                        0.5            0.6            -               (0.1)            (0.1)
      Overhead and other                  (20.7)         (19.3)           0.5             (1.9) (5)        (1.4)
                                      -----------    -----------    -------------    -------------    --------------
   Total Language Services                 38.3           45.5           (0.8)            (6.4)            (7.2)
   Berlitz GlobalNET                        6.0            8.3           (0.3)            (2.0) (6)        (2.3)
   Corporate overhead and other           (14.1)         (13.5)           -               (0.6) (7)        (0.6)
                                      -----------    -----------    -------------    -------------    --------------
   Total                              $    30.2      $    40.3      $    (1.1) (1)   $    (9.0)       $   (10.1)
                                      ===========    ===========    =============    =============    ==============

(Footnotes on next page)

                EBITA MARGIN %:                            December 31,
                ---------------
                                                   -----------------------------
                                                       1999           1998
                                                   -----------    --------------
                Language Services:
                   Instruction (8)                      19.8%          21.2%
                   ELS (3)                               4.1%           9.5%
                   Publishing (4)                        5.3%           9.0%
                   Franchising                          25.5%           2.1%
                   Cross Cultural                       21.2%          23.9%
                Total Language Services                 10.9%          12.9%
                Berlitz GlobalNET (6)                    6.3%           9.8%
                Total                                    6.8%           9.2%

                -------------------------


(1) The net unfavorable foreign exchange impact was attributable mainly to the Latin American countries.
(2) The decline in Instruction EBITA was due mainly to weakness in the U.S., Poland, and certain Latin American countries. In the U.S., growth in teacher salaries, rent and certain other fixed costs, coupled with a lesson volume decline, led to lower EBITA and EBITA margins. In Latin America, economic uncertainty in Argentina, Brazil, Colombia and Venezuela led to EBITA declines in these countries. In Poland, the EBITA was negatively affected by new legislation on teachers' social security. The decreases in these countries were partially offset by EBITA increases primarily in Mexico, Japan and most European countries; notably, France, UK, Denmark, and Spain.
(3) Despite reductions in its overall costs from the prior year, ELS's EBITA and EBITA margin decreased because the percentage decline in ELS' revenues outpaced the percentage decline of certain costs (most notably teachers' salaries, advertising and certain fixed expenses). In addition, an ELS joint venture in Japan, which commenced operations in October 1998 and opened a second center in April of 1999, generated an EBITA loss of $1.1 million in 1999 due to its start-up nature.
(4) Publishing's 1998 EBITA and EBITA margin benefited from certain items (including a large sale to a German distributor and a bad debt recovery) which were absent in 1999. Increases in amortization of prepublication costs also negatively impacted 1999 EBITA.
(5) Language Services' overhead cost increase over prior year was attributable to fixed employee costs, advertising and travel expenses.
(6) The decline in EBITA for Berlitz GlobalNET was due mainly to decreases in the Americas, Ireland and UK, arising from tighter margins on interpretation services for the U.S. government, investment in sales and technology resources, and integration costs associated with current year acquisitions. These declines were partially offset by increased production in Norway, and increased activity in France and Poland from acquisitions made in the second and fourth quarters of 1998, respectively.
(7) Corporate expenses rose due to increases in salary and related costs, and other sundry expenses.
(8) The reduction in Instruction's 1999 EBITA Margin occurred primarily as teacher costs, rent and salary related costs grew faster than revenues.

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

In connection with the March 1999 extinguishment of long-term debt, the Company terminated its interest rate swap agreement, which hedged its floating rate Bank Facility, for a cash payment of approximately $1.1 million. Consequently, in 1999, the Company recorded an extraordinary loss, net of tax benefit, of approximately $2.2 million, consisting of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, the primary source of the Company's liquidity has been the cash provided by operations, and capital expenditures, working capital requirements and acquisitions (except the 1997 ELS acquisition) have been funded from internally generated cash. Although each geographic area exhibits different patterns of lesson volume over the course of the year, the Company's sales are generally not seasonal in the aggregate.

Net cash provided by operating activities was $32.8 million, $24.3 million and $34.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. In comparing 2000 with 1999, the increase of $8.5 million resulted from an increased EBITA and an increase in deferred revenues offset by an increase in accounts and unbilled receivables. In comparing 1999 with 1998, the decline of $10.1 million resulted from: (i), a reduced EBITA; (ii), an increase in accounts receivable; (iii), payments made pursuant to the long-term incentive plan; (iv), a payment to terminate the Company's interest rate swap; and (v), the payment of $4 million to Children's Television Workshop, discussed below.

Net cash used in investing activities totaled $21.2 million, $31.5 million and $22.9 million in 2000, 1999 and 1998, respectively. Included in 2000, 1999 and 1998 were acquisitions of businesses of $2.2 million, $11.1 million and $3.9 million, respectively, relating mainly to acquisitions made for the GlobalNET segment. The balance of net cash used largely consisted of capital expenditures, aggregating $19.0 million, $20.3 million and $18.9 million in 2000, 1999 and 1998, respectively.

Such capital expenditures were primarily for the opening of new facilities and the refurbishing of existing facilities. Capital expenditures have increased over the three-year period due to growth related expansion in the Language Services and GlobalNET segments.

Net cash used by financing activities totaled $2.0 million and $13.6 million in 2000 and 1998, compared with net cash provided by financing activities of $17.3 million in 1999. The activity in 2000 primarily reflected the repayment of borrowings whereas 1999 primarily reflected the excess of the net proceeds from the issuance of convertible debentures and notes payable to an affiliate over the related extinguished debt. The activity for 1998 primarily reflected repayments of long-term debt.

Other items impacting the Company's liquidity and capital resources are as follows:

o Of the $12.3 million of Unusual Charges, $5.3 million remains as a "Liability for restructuring and other unusual charges" at December 31, 2000.

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

     The license agreement with CTW, covers an initial term of five years, and provides for payments to CTW of $4 million at inception and an aggregate of $6.0 million in minimum guaranteed royalties paid in installments over the initial term of the agreement. The $4.0 million paid at inception may be applied against future royalties due in excess of the minimum guarantee. In the event that Berlitz enters into any sublicenses or other third-party arrangements with a sublicensee for language instruction services in Japan, the minimum guaranteed royalties will be reduced dollar for dollar, up to a maximum of $2.0 million from CTW's share of payments from such Japanese sublicensees. If certain conditions are met, Berlitz may extend the license agreement for another five years in exchange for annual minimum guaranteed royalties equal to the greater of $2.0 million, or an amount equal to 80% of the royalties earned by CTW under the license agreement during the fifth year of the initial term.

     At December 31, 1999, a commitment of $6.0 million was recorded within "Other liabilities", and a deferred asset of $10.0 million within "Other assets". At December 31, 2000, $0.4 million of this commitment was reclassified to "Accrued expenses and other current liabilities" and $0.1 million was charged to earnings, relating to the April 2000 rollout of the new children's program centered on the Sesame English television series.

     The Company is currently re-negotiating this agreement with CTW seeking more favorable terms to the Company.

o On September 7, 2000, the compensation committee terminated the Company's 1999 Long Term Incentive Plan (the "1999 LTIP"), which had provided for cash awards to be paid to senior management in 2002 based on revenue, earnings and cash flow targets achieved during the three year period from 1999 to 2001. Consequently, the Company paid executive officers $0.7 million in 2000, which is the amount that had been accrued in 1999.

     The 1999 LTIP was replaced with a phantom stock appreciation plan covering Berlitz International, Inc. and Berlitz Languages, Inc. (the "2000 PSAP") and a non-qualified stock option plan for Berlitz GlobalNET (the "2000 GlobalNET Plan"), both approved by the compensation committee on September 7, 2000. No specific grants have been made as of December 31, 2000 under either the 2000 PSAP or the 2000 GlobalNET Plan.

o On March 31, 1999, the Company entered into a $25 million revolving credit facility which expires in February 2002. At the option of the Company, outstanding borrowings under the revolving credit facility bear interest at variable rates equal to either: (i), a base rate approximating the U.S. prime rate or (ii), the rate offered by certain specified banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5% (such margin is dependent on a specified leverage ratio of the Company). In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio. There were no outstanding borrowings under the revolving credit facility at December 31, 2000.

o The Company's Supplemental Executive Retirement Plan ("SERP") and Executive Retirement Plan ("ERP") provides retirement income/disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. The Company intends to fund the SERP/ERP through a combination of funds generated from operations and life insurance policies on the participants.

o The Company is party to currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company, in exchange for U.S. dollar receipts, to periodically make foreign currency payments, denominated in the Japanese yen and the British pound. Credit loss from counterparty nonperformance is not anticipated. The estimated fair value of these swap agreements at December 31, 2000, representing the amount that could be settled based on estimates obtained from a dealer, was a net liability of approximately $0.5 million, which is recorded within "Other liabilities".

o The Company has outstanding Convertible Debentures with two affiliates of Apollo and with Benesse Holdings. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal. The Convertible Debentures are convertible at any time into shares of the Company's common stock at a conversion price of $33.05 per share, subject to anti-dilution related adjustments. The Convertible Debentures also allow Apollo and Benesse Holdings to elect to exchange their debentures into non-convertible seven-year fixed rate debt if certain conditions are met.

     The Company also has a 12-year fixed rate, subordinated promissory note payable to Benesse Holdings in the principle amount of $50 million (the "Benesse Holding Note"). Such note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash while principal repayment is deferred until maturity. In the event of a change in control, the Benesse Holdings Note provides for redemption by the Company, at the option of Benesse Holdings, at price equal to 101% of the note's principal amount.

At December 31, 2000, the Company's liquid assets of $42.8 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures. In the future, the Company anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of the Company's Berlitz GlobalNET segment, and technological expansion. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, will be effective for the calendar year beginning January 1, 2001, the adoption of which will not have a significant impact on the financial position, results of operation and cash flows of the Company.

INFLATION

Historically, inflation has not had a material effect on the Company's overall business. Management believes this is due to the fact that the Company's business is a service business, which is not capital intensive. The Company has historically adjusted prices to compensate for inflation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, including information appearing under the captions "Business", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company desires to take advantage of certain "Safe Harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-Looking Statements involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such Forward-Looking Statements. Such risks, uncertainties and other factors include, among others: (i), general factors affecting future cash flows and their effects on the Company's ability to meet its debt service requirements and future working capital needs, including fluctuations in foreign currency exchange rates; (ii), demand for the Company's products and services; (iii), the impact of competition; (iv), the effect of changing economic and political conditions; (v), the level of success and timing in implementing corporate strategies and new technologies; and (vi), changes in governmental and tax laws and regulations, tax audits and other factors (known or unknown) which may affect the Company. As a result, no assurance can be given as to future results, levels of activity and achievements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is foreign currency fluctuations. Geographically, the majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 2000, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 66%, in foreign currencies including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. As discussed under "Management's Discussion and Analysis - Liquidity and Capital Resources", the Company maintains currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries and to help manage the effect of foreign currency fluctuations on the Company's ability to repay its U.S. dollar debt. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at December 31, 2000, were as follows:

                                                                               INTEREST RECEIPTS FROM
                              INTEREST PAYMENT TO FINANCIAL INSTITUTION         FINANCIAL INSTITUTION
                              --------------------------------------------    --------------------------
                                                                                NOTIONAL                 FAIR VALUE
    EFFECTIVE                                                  INTEREST          AMOUNT      INTEREST    AT 12/31/00
    ----------                                                 ---------         -------     ---------   -----------
       DATE       MATURITY       NOTIONAL AMOUNT (000'S)         RATE            (000'S)       RATE        (000'S)
       ----       --------    ------------------------------     ----            -------       ----        -------
      1/1/99      12/30/02    Japanese Yen        12,311,005     5.50%         $  95,694       6.27%       $ (570)
      1/4/99      12/31/02    British Pound            4,841     6.56%         $   7,974       6.27%       $   48


The fair values of the currency swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

For additional information relating to the financial instruments, see Note 14 to the Consolidated Financial Statements.

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

b) prior to entering into its derivative contracts, the Company conferred with independent advisors to assess the reasonableness of the contracts and obtained Board of Directors approval;

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K:

                                                                            PAGE

REPORT OF INDEPENDENT AUDITORS                                               40

STATEMENT OF MANAGEMENT'S RESPONSIBILITY FOR CONSOLIDATED
    FINANCIAL STATEMENTS                                                     41

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Statements of Operations, years ended
         December 31, 2000, 1999 and 1998                                    42

    Consolidated Balance Sheets, December 31, 2000 and 1999                  43

    Consolidated Statements of Comprehensive (Loss) Income, years
         ended December 31, 2000, 1999 and 1998                              44

    Consolidated Statements of Shareholders' Equity, years ended
         December 31, 2000, 1999 and 1998                                    45

    Consolidated Statements of Cash Flows, years ended
         December 31, 2000, 1999 and 1998                                    46

    Notes to Consolidated Financial Statements                               47

FINANCIAL STATEMENT SCHEDULE:

         Schedule II.  Valuation and Qualifying Accounts                     76

         All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




To the Shareholders and Board of Directors of Berlitz International, Inc.:

We have audited the accompanying consolidated balance sheets of Berlitz International, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 2000, 1999 and 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Berlitz International, Inc. and its subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule for the years ended December 31, 2000, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(k) to the consolidated financial statements, effective January 1, 1999 the Company changed its method of accounting for the recognition in income of deferred revenues in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".


/s/  DELOITTE & TOUCHE LLP
------------------------------
New York, New York
March 5, 2001

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


/s/  RONALD STARK
---------------------------
Ronald Stark
Vice President, Finance

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                          YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                 2000               1999                1998
                                                              -------------------------------------------------
Sales of services and products                                $ 480,208           $ 446,181           $ 436,303
                                                              ---------           ---------           ---------
Costs and expenses:
    Cost of services and products sold                          292,246             267,176             253,842
    Selling, general and administrative                         153,949             148,803             142,147
    Restructuring and other unusual charges                      12,296                  --                  --
    Amortization of publishing rights, excess
       of cost over net assets acquired, and
       other intangibles                                         18,432              18,024              17,265
    Interest expense on long-term debt                               54               2,005              10,956
    Interest expense on convertible debentures
       with related parties                                       7,980               6,424                  --
    Interest expense on notes to affiliates                       2,607               2,547               2,226
    Other expense (income), net                                     754                (520)              2,188
                                                              ---------           ---------           ---------
         Total costs and expenses                               488,318             444,459             428,624
                                                              ---------           ---------           ---------
(Loss) income before income taxes, minority
    interest in loss of subsidiary, extraordinary
    item, and cumulative effect of accounting change             (8,110)              1,722               7,679

Income tax expense                                                5,058               7,715               5,665
Minority interest in operations of subsidiary                      (408)               (668)                (68)
                                                              ---------           ---------           ---------
(Loss) income before extraordinary item and
    cumulative effect of accounting change                      (12,760)             (5,325)              2,082

Extraordinary loss from extinguishment of debt,
    net of income tax benefits of $44                                --              (2,154)                 --

Cumulative effect of accounting change, net of
     income tax benefit of $2,900
     and minority interest expense of $189                           --              (5,605)                 --
                                                              ---------           ---------           ---------

Net (loss) income                                             $ (12,760)          $ (13,084)          $   2,082
                                                              =========           =========           =========
(Loss) earnings per share - basic and diluted:
    (Loss) income before extraordinary item
    and cumulative effect of accounting change                $   (1.34)          $   (0.56)          $    0.22
    Extraordinary loss                                               --               (0.22)                 --
    Cumulative effect of accounting change                           --               (0.59)                 --
                                                              ---------           ---------           ---------
    (Loss) earnings per share                                 $   (1.34)          $   (1.37)          $    0.22
                                                              =========           =========           =========

Average number of shares (000)                                    9,546               9,530               9,530
                                                              =========           =========           =========

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                       DECEMBER 31,
                                                                             -----------------------------
                                                                                2000               1999
                                                                             -----------------------------
ASSETS
Current assets:
Cash and temporary investments                                               $  42,815           $  34,426
Accounts receivable, less allowance for doubtful accounts
 of $4,439 and $3,102                                                           51,272              54,185
Unbilled receivables                                                            14,289               7,514
Inventories, net                                                                 9,200              10,405
Prepaid expenses and other current assets                                        8,040               8,628
                                                                             ---------           ---------
  Total current assets                                                         125,616             115,158
Property and equipment, net                                                     48,656              47,749
Publishing rights, net of accumulated
 amortization of $6,962 and $6,083                                              15,023              15,902
Excess of cost over net assets acquired and other intangibles, net of
  accumulated amortization of $116,117 and $92,936                             459,019             480,967
Other assets                                                                    38,105              37,244
                                                                             ---------           ---------
  Total assets                                                               $ 686,419           $ 697,020
                                                                             =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                            $   1,252           $   5,118
Accounts payable                                                                11,571              12,026
Deferred revenues                                                               61,960              57,266
Payrolls and commissions                                                        19,149              16,458
Income taxes payable                                                             1,880                 971
Interest payable on convertible debentures                                       1,938               1,938
Liability for restructuring and other unusual charges                            5,271                  --
Accrued expenses and other current liabilities                                  21,260              19,495
                                                                             ---------           ---------
  Total current liabilities                                                    124,281             113,272

Long-term debt                                                                      77               1,887
Convertible debentures with related parties                                    155,000             155,000
Notes payable to affiliates                                                     50,000              50,000
Other liabilities                                                               30,242              28,399
Minority interest                                                               10,082               9,775
                                                                             ---------           ---------
  Total liabilities                                                            369,682             358,333
                                                                             ---------           ---------
Commitments and Contingencies (Note 13)

Shareholders' Equity:
Common stock
 $0.10 par value - 40,000,000 shares authorized;
10,049,761 and 10,033,013 shares issued                                          1,005               1,003
Additional paid-in capital                                                     372,791             372,518
Accumulated deficit                                                            (21,270)             (8,510)
Accumulated other comprehensive loss                                           (29,428)            (19,963)
Treasury stock at cost; 503,225 shares                                          (6,361)             (6,361)
                                                                             ---------           ---------
Total shareholders' equity                                                     316,737             338,687
                                                                             ---------           ---------
  Total liabilities and shareholders' equity                                 $ 686,419           $ 697,020
                                                                             =========           =========

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)

                                                              YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                          2000         1999         1998
                                                        ----------------------------------
Net (loss) income                                       $(12,760)    $(13,084)    $  2,082
                                                        --------     --------     --------
Other comprehensive (loss) income, net of tax:
   Unrecognized benefit obligation                        (1,210)          --           --
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                 (8,255)      (3,215)       5,926
                                                        --------     --------     --------
 Total other comprehensive (loss) income, net of tax      (9,465)      (3,215)       5,926
                                                        --------     --------     --------

         Comprehensive (loss) income                    $(22,225)    $(16,299)    $  8,008
                                                        ========     ========     ========



The tax (expense) benefit allocated to each component of other comprehensive
(loss) income is as follows:

Foreign currency items                                  $   (806)    $    (12)    $    889
                                                        ========     ========     ========



        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                          ACCUMULATED
                                                              ADDITIONAL    RETAINED         OTHER                      TOTAL
                                                  COMMON       PAID-IN      EARNINGS     COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                                                  STOCK        CAPITAL      (DEFICIT)        LOSS         STOCK        EQUITY
                                                ---------     ----------    ---------    -------------  ---------   -------------
Balance at January 1, 1998                      $   1,003     $ 372,518     $   2,492     $ (22,674)    $  (6,361)    $ 346,978

Net income                                                                      2,082                                     2,082
Translation adjustment and other,
   including the effects of certain
    hedges, intercompany
    transactions and allocated taxes                                                          5,926                       5,926
                                                ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1998                        1,003       372,518         4,574       (16,748)       (6,361)      354,986

Net income                                                                    (13,084)                                  (13,084)
Translation adjustment and other,
   including the effects of certain
    hedges, intercompany
    transactions and allocated taxes                                                         (3,215)                     (3,215)
                                                ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1999                        1,003       372,518        (8,510)      (19,963)       (6,361)      338,687

Net loss                                                                      (12,760)                                  (12,760)
Issuance of stock                                       2           273                                                     275
Unrecognized benefit obligation                                                              (1,210)                     (1,210)
Translation adjustment and other,
   including the effects of certain
    hedges, intercompany
    transactions and allocated taxes                                                         (8,255)                     (8,255)
                                                ---------     ---------     ---------     ---------     ---------     ---------
Balance at December 31, 2000                    $   1,005     $ 372,791     $ (21,270)    $ (29,428)    $  (6,361)    $ 316,737
                                                =========     =========     =========     =========     =========     =========

        See accompanying notes to the consolidated financial statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              2000             1999              1998
                                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                         $ (12,760)        $ (13,084)        $   2,082
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation                                                              12,468            11,396             9,791
   Amortization of publishing rights, excess of cost over
     net assets acquired, and other intangibles                              18,432            18,024            17,265
   Restructuring and other unusual charges                                   11,630                --                --
   Cumulative effect of accounting change, net                                   --             5,605                --
   Extraordinary items, net                                                      --             1,072                --
   Minority interest in loss of subsidiary                                     (408)             (668)              (68)
   Deferred income tax (benefit) provision                                   (3,282)            1,594               739
   Provision for bad debts                                                    2,452             1,828               728
   Foreign exchange losses (gains), net                                         404            (1,225)            1,101
   Equity in losses  of joint ventures                                           --                65               136
   Losses on disposal of fixed assets                                         1,112               371               578
   Changes in operating assets and liabilities:
        (Increase) decrease in accounts and unbilled receivables             (6,921)          (12,545)            2,393
        Decrease (increase) in inventories                                      108               592            (2,401)
        Increase in prepaid expenses and other assets                          (132)          (14,984)             (202)
        Increase in deferred revenues                                         9,537             7,368             2,842
        Increase (decrease) in accounts payable and
          other current liabilities                                              28             7,281            (2,231)
        Increase in due to affiliates                                            26                25             2,177
        (Decrease) increase in income taxes payable                          (1,641)            3,502              (190)
        Increase (decrease) in other liabilities                              1,729             8,071              (329)
                                                                          ---------         ---------         ---------
   Net cash provided by operating activities                                 32,782            24,288            34,411
                                                                          ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (19,019)          (20,334)          (18,949)
Acquisitions of businesses, net of cash acquired                             (2,202)          (11,127)           (3,905)
                                                                          ---------         ---------         ---------
   Net cash used in investing activities                                    (21,221)          (31,461)          (22,854)
                                                                          ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures                                 --           155,000                --
Proceeds of notes payable to affiliates                                          --            50,000                --
Proceeds from sale of currency swap agreements                                1,735                --                --
Repayment of notes payable to affiliates                                         --           (42,366)               --
Proceeds from bank long-term debt                                                --               905                --
Payment of long-term debt                                                        --          (147,477)          (17,713)
(Repayments) borrowings under revolving credit facility                      (4,000)            4,000             4,000
Proceeds from minority shareholder in joint venture                             268                --               361
Payment of deferred financing costs                                              --            (2,782)             (233)
                                                                          ---------         ---------         ---------
    Net cash (used in) provided by financing activities                      (1,997)           17,280           (13,585)
                                                                          ---------         ---------         ---------
Effect of exchange rate changes
   on cash and temporary investments                                         (1,175)           (1,008)              690
                                                                          ---------         ---------         ---------
Net increase (decrease) in cash and
    temporary investments                                                     8,389             9,099            (1,338)
Cash and temporary investments at beginning of period                        34,426            25,327            26,665
                                                                          ---------         ---------         ---------
Cash and temporary investments at end of period                           $  42,815         $  34,426         $  25,327
                                                                          =========         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for:
        Interest                                                          $  10,412         $   8,393         $  10,525
                                                                          =========         =========         =========
        Income taxes                                                      $   8,781         $   7,007         $   8,345
                                                                          =========         =========         =========
    Cash refunds of income taxes                                          $   1,277         $     998         $     842
                                                                          =========         =========         =========
    Noncash activities:
        Installment agreement payable for internal
        use software:
           Operating activity (prepaid maintenance contract)              $      --         $      --         $   1,455
                                                                          =========         =========         =========
           Investing activity  (capitalized software)                     $      --         $      --         $   1,014
                                                                          =========         =========         =========
        Obligation under capital lease (investing activity)               $      --         $      --         $     127
                                                                          =========         =========         =========

        See accompanying notes to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a) Nature of Operations - Berlitz International, Inc. (the "Company" or "Berlitz") is a New York corporation organized in 1989. Its operations are conducted on a worldwide basis through two business segments: Language Services (which includes the Instruction, ELS, Publishing, Franchising, and Cross Cultural sub-segments) and Berlitz GlobalNET. Approximately 67% of its 2000 revenues are denominated in currencies other than the U.S. dollar.

                  In February 1993, Benesse Corporation ("Benesse") acquired, through a merger of the Company with an indirect wholly-owned U.S. subsidiary of Benesse, approximately 6.7 million shares of the common stock, par value $.10 per share ("Common") of the Company. Benesse currently beneficially owns 7,213,138, or 75.6% of the outstanding Common. Public shareholders of the Company hold the remaining outstanding Common.

                  Since 1990, Benesse has also owned a 20% minority interest in the equity of the Company's Japanese subsidiary, Berlitz Japan, Inc. ("Berlitz Japan").

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

         d) Revenue Recognition and Unbilled Receivables - Revenues are generally recognized in the Instruction and Publishing business sub-segments when services are rendered to the customer or when products are shipped, as applicable. Berlitz GlobalNET contracts are accounted for under the percentage of completion method of accounting, whereby sales and costs are recognized as work on contracts progresses. Changes in estimates for sales, costs and profits are recognized in the period in which they are determinable. Unbilled receivables represent the difference between revenue recognized for financial reporting purposes and amounts contractually permitted to be billed to customers. Unbilled amounts will be invoiced in subsequent periods upon reaching certain milestones.

         e) Inventories - Inventories, which consist primarily of finished goods, are valued at the lower of average cost or market. Cost is determined using the weighted average cost method.

         f) Deferred Financing Costs - Direct costs relating to indebtedness are capitalized and amortized by the interest method over the terms of the related debt. In 1999, the Company incurred approximately $2,800 in deferred financing costs associated with the issuance of the Convertible Debentures and Benesse Holdings Note (see Notes 10 and 11). Such costs will be amortized over the 12-year life of the Convertible Debentures and Benesse Holdings Note.

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

                  If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset. In performing these estimates, the Company groups its assets at the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as excess of carrying amount of the asset over the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

                  Along with other long-lived assets, the Company applies the standards of SFAS 121 to its publishing rights, excess of cost over net assets acquired, and other intangibles (see Note 6).

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

         j)       Excess of Cost Over Net Assets Acquired and Other Intangibles
                  - The excess of cost over net assets acquired is being amortized on a straight-line basis primarily over 30 years, while other intangibles are being amortized primarily on a straight-line basis over five to 40 years.

         k) Deferred Revenues - Deferred revenues primarily arise from the prepayment of fees for classroom instruction and are recognized in income as lessons are given.

                  On December 3, 1999, the Securities and Exchange Commission ("SEC") issued its Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides its views on applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 effective January 1, 1999, and, as a result, changed its method of accounting for deferred revenues on lessons paid for but not expected to be taken due to a period of student inactivity. Through December 1998, such amounts had been recognized in income based on historical experience by country, generally after a student had not attended a class for at least 60 days (or six months in the case of a corporate contract). Refunds subsequently issued were not material. Beginning in 1999, deferred revenues on lessons paid for but not expected to be taken due to student inactivity (generally at least 60 days or six months, as applicable) were recognized in income when the obligation to issue a refund had expired. In certain countries where the refund obligation effectively never expires under local law, such deferred revenues are recognized into income after one year of student inactivity. The cumulative effect of the accounting change resulted in a charge to 1999 earnings of $5,605 (net of income tax benefit of $2,900 and minority interest expense of $189). On a proforma basis, the Company's reported net income for 1998 would have been reduced by $100 ($0.01 per diluted share).

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

         o) Financial Instruments - The fair values of the Company's long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the Company's currency swap agreements represent the amounts that could be settled based on estimates obtained from a dealer.

                  The carrying amounts reported in the balance sheets for cash and temporary investments, accounts receivable and payable, accrued expenses and other current liabilities, and income taxes payable approximate fair value due to the short-term nature of these instruments.

         p) Derivative Financial Instruments - Those currency swap agreements which have been designated by the Company as hedges of its investments in certain foreign subsidiaries are considered effective as hedges to the extent that quarterly changes in the fair value of the agreements offset, but do not exceed, the quarterly effect of exchange rate changes on the underlying net investments. When these agreements are effective, realized and unrealized gains and losses (including realized gains and losses on terminations of effective hedges) are excluded from the Company's Consolidated Statements of Operations, and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity. If the change in any fiscal quarter in an agreement's fair value exceeds the exchange rate fluctuation's effect on the underlying investment, such excess is recognized in the Consolidated Statement of Operations within the "Foreign exchange (gains) losses, net" component of "Other expense (income), net". If, as a result of the Company's periodic evaluation, it can no longer be established that an agreement will prospectively be effective, the hedge accounting described above is discontinued and all subsequent changes in the agreement's fair value (as well as realized gains and losses on subsequent terminations of such ineffective hedges) are recognized within the Consolidated Statement of Operations.

                  During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, will be effective for the calendar year beginning January 1, 2001, the adoption of which will not have a significant impact on the financial position, results of operation and cash flows of the Company.

         q) Internal-Use Software - Internal-use software costs are capitalized pursuant to the guidance of Statement of Position ("SOP") 98-1 issued by the American Institute of Certified Public Accountants.

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

2.       RESTRUCTURING AND OTHER UNUSUAL CHARGES

         During the fourth quarter of 2000, the Company's management, with the appropriate level of authority, formally committed to various strategic initiatives. As a result of these initiatives, the Company recorded restructuring and other unusual charges ("Unusual Charges") of $12,296 for the year ended December 31, 2000, and additional charges of approximately $2,000 are expected in 2001. The restructuring initiatives were aimed at reorganizing the core business, improving management quality and process, and building on business fundamentals through focus on growth initiatives. These initiatives primarily affected the Company's Language Services segment. The restructuring is expected to be substantially completed by June 2001. The initial recognition of the Unusual Charges and the corresponding utilization from inception is summarized by category of expenditure as follows:

                                                                                        Non-cash          Balance at
                                                     Unusual                           reductions          December
                                                     Charges       Cash Payments        and other          31, 2000
                                                   ------------    ---------------    --------------     -------------
        Employee separation                        $    5,243      $     (454)        $       63         $    4,852
        Other implementation costs                        249            (105)                 -                144
        Impaired assets:
           Product enhancement  costs                   3,779               -             (3,779)                 -
           Internal use software                        1,712               -             (1,712)                 -
           Other asset impairments                      1,313             160             (1,198)               275
                                                   ------------    ---------------    --------------     -------------
           Total                                   $   12,296      $     (399)        $   (6,626)        $    5,271
                                                   ============    ===============    ==============     =============

         Employee separation costs primarily consist of severance payments resulting from the consolidation or elimination of certain functions. In December 2000 and January 2001, the Company terminated 90 employees, representing a wide range of employee groups, of their separation from the Company, and virtually all terminations were completed as of January 31, 2001. Amounts accrued at December 31, 2000, represent commitments arising from formal communications to the affected employees prior to year-end or from statutory obligations triggered by the restructuring plan.

         Asset impairment charges for product enhancement costs are primarily associated with product lines and capitalized content costs that have been abandoned in connection with a change in strategic focus of the Company's products. Asset impairment charges for internal-use software reflect costs associated with the abandonment of certain computer system applications. Under-performing operations and other asset impairments primarily include write-offs of goodwill and fixed assets.

3.       ACQUISITION OF BUSINESSES

         The Company records acquisitions under the purchase method of accounting, which contemplates an allocation of the acquisition cost to the acquired company's assets and liabilities based on their estimated fair values. The results of operations of the acquired companies are included in the consolidated results of Berlitz from their respective acquisition dates.

         The Company made several acquisitions during 2000, none of which was material.

         In June 1999, the Company acquired certain assets and operating subsidiaries of Language Management International, Inc., a translations services company. The purchase price was $8,000, plus a contingent payment based on gross revenues for the twelve months ending June 30, 2000. As the revenue target was not achieved, no contingent payment was made.

         The Company made several other acquisitions during 1999, none of which was material.

         In June 1998, the Company paid $2,007 to purchase a translation business in France, and recorded $1,519 in excess cost over net assets acquired.

         The Company made several other acquisitions during 1998, none of which was material.


4.        EARNINGS PER SHARE

         Basic and Diluted earnings (loss) per share ("EPS") computations for "(loss) income before extraordinary item and cumulative effect of accounting change" are the same for the three years ended December 31, 2000, 1999 and 1998. For the three years ended December 31, 2000, 1999 and 1998 they are $(1.34), $(0.56) and $0.22, respectively.

5.       PROPERTY AND EQUIPMENT, NET

                                               USEFUL LIVES     DECEMBER 31,
                                               ---------------------------------
                                                 (YEARS)     2000        1999
                                                           --------    --------
         Buildings and leasehold improvements    5 to 30   $ 33,290    $ 30,243
         Furniture, fixtures and equipment       5 to 7      35,721      36,380
         Internal use software                   3 to 7       5,727       5,879
         Land                                                 1,318       1,347
                                                           --------    --------
                                                             76,056      73,849
         Less: accumulated depreciation
             and amortization                               (27,400)    (26,100)
                                                           --------    -------
                  Total                                    $ 48,656    $ 47,749
                                                           ========    ========


6.       EXCESS OF COST OVER NET ASSETS
         ACQUIRED, AND OTHER INTANGIBLES

                                                          DECEMBER 31,
                                                    -------------------------
                                                       2000           1999
                                                    ---------       ---------
         Excess of cost over net assets acquired    $ 230,733        $238,727
         Tradenames and trademarks                    300,050         300,018
         ELS sales agent network                       31,700          31,700
         Other                                          5,692           3,458
                                                    ---------       ---------
                                                      568,175         573,903
         Less: accumulated amortization              (109,156)        (92,936)
                                                    ---------       ---------
                  Total                             $ 459,019       $ 480,967
                                                    =========       =========


7.       OTHER EXPENSE (INCOME), NET

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  2000         1999        1998
                                                                 -------      -------     -------
         Interest income on temporary investments                $(1,087)     $  (624)    $  (750)
         Foreign exchange losses (gains), net                        404       (1,225)      1,101
         Equity in losses of joint ventures                           --           65         136
         Other non-operating taxes                                   362          730         794
         Losses and other costs of disposal of fixed assets        1,112          371         826
         Other interest (income) expense, net                       (199)          47        (173)
         Other expense, net                                          162          116         254
                                                                 -------      -------     -------
             Total other expense (income), net                   $   754      $  (520)    $ 2,188
                                                                 =======      =======     =======

8.       INCOME TAXES

         The components of the deferred tax asset (liability) at December 31, 2000, and 1999 were as follows:
                                                           2000          1999
                                                         --------      --------
         Deferred tax assets:
              Property and equipment depreciation        $    683      $    405
              Deferred revenue                              3,464         2,305
              Unrealized hedging losses                       200         1,279
              Accrued expenses                              5,250         6,022
              Restructuring and other unusual charges       2,307             -
              Foreign tax credits                           4,362           303
              Other tax credits                             1,669         1,385
              Net operating losses                          1,752         3,130
                                                         --------      --------
                Total deferred tax assets                  19,687        14,829
                                                         --------      --------
         Deferred tax liabilities:
              Inventory                                      (597)         (768)
              Joint ventures                                   (2)         (100)
              Unrealized hedging gains                        (17)         (313)
              Publishing rights amortization               (5,113)       (5,371)
              Other intangibles amortization               (2,248)       (1,598)
                                                         --------      --------
                 Total deferred tax liabilities            (7,977)       (8,150)
                                                         --------      --------

         Net deferred tax assets                           11,710         6,679
           Valuation allowance                             (6,241)       (3,690)
                                                         --------      --------
         Net deferred tax asset                          $  5,469      $  2,989
                                                         ========      ========

         The valuation allowance relates to tax benefits for net operating losses, foreign tax credits and accrued expenses, where the realization of such benefits is considered unlikely.

         The provision (benefit) for income taxes is as follows:

                                               U.S.                 U.S. STATE
                                             FEDERAL     FOREIGN*    AND LOCAL      TOTAL
                                            --------     --------   -----------   ----------
         Year ended December 31, 2000:
             Current                        $   142      $8,086      $   112      $ 8,340
             Deferred                        (2,349)       (423)        (510)      (3,282)
                                            -------      ------      -------      --------
                 Total                      $(2,207)     $7,663      $  (398)     $ 5,058
                                            =======      ======      =======      =======
         Year ended December 31, 1999:
             Current                        $  (427)     $6.334      $   214      $ 6,121
             Deferred                           818         999         (223)       1,594
                                            -------      ------      --------     -------
                 Total                      $   391      $7,333      $    (9)     $ 7,715
                                            =======      ======      =======      =======
         Year ended December 31, 1998:
             Current                        $(1,594)     $5,833      $   687      $ 4,926
             Deferred                           495         145           99          739
                                            -------      ------      -------      -------
                 Total                      $(1,099)     $5,978      $   786      $ 5,665
                                            ========     ======      =======      =======

      * Pre-tax income from foreign operations of the Company was $15,257, $17,163, and $17,451 for the twelve months ended December 31, 2000, 1999, and 1998, respectively.

        The provision (benefit) for deferred taxes is summarized as follows:

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                 2000         1999       1998
                                               --------     -------     -------
         Accrued liabilities                   $   (697)    $(1,012)    $1,340
         Foreign exchange                           (23)         24       (351)
         Benefit of net operating loss              117       1,432       (672)
         Amortization of intangibles                392         369        717
         Inventory                                 (171)        204        631
         Tax credits                               (284)        946       (546)
         Fixed assets                              (282)       (223)      (305)
         Restructuring and other unusual
           charges                               (2,241)          -          -
         Other, net                                 (93)       (146)       (75)
                                               --------     -------     ------
             Total                             $ (3,282)    $ 1,594     $  739
                                               ========     =======     ======

         The difference between the Company's effective tax rate and the U.S. Federal statutory tax rate is explained as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2000        1999       1998
                                               -------     -------     -------
         U.S. Federal statutory  tax rate         35.0%       35.0%      35.0%
         Foreign income taxes, net of
           Federal income tax benefits            (6.7)        3.0       (9.7)
         U.S. state and local income taxes,
           net of Federal income taxes             2.1         4.2        6.6
         Net domestic and foreign losses         (21.8)      129.7        9.3
         Amortization and write-off of
           intangibles                           (55.8)      262.5       54.9
         Takedown of reserves                      -         (29.0)     (22.7)
         Other, net                              (15.2)       42.4        0.4
                                               -------     -------     ------
                 Effective tax rate              (62.4)%     447.8%      73.8%
                                               =======     =======     ======

         The Company has net operating loss carryforwards that relate to a number of foreign and state jurisdictions that will expire on various dates.

         At December 31, 2000, accumulated earnings of foreign subsidiaries of $35,885 are intended to be permanently reinvested outside the U.S. and no tax has been provided for the remittance of these earnings. However, it is estimated that foreign withholding taxes of $2,166 may be payable if such earnings are distributed. These taxes, if ultimately paid, may be recoverable as foreign tax credits in the U.S. The determination of deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

9.       LONG-TERM DEBT

          Long-Term Debt consists of the following:

                                                      DECEMBER 31,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
         Revolving credit facility                    -          4,000
         Other                                    1,329          3,005
                                                --------       --------
            Total debt                            1,329          7,005
         Less current maturities                 (1,252)        (5,118)
                                                --------       --------
            Long-term debt                      $    77        $ 1,887
                                                ========       ========

         Annual maturities of long-term debt outstanding as of December 31, 2000 are as follows: 2001, $1,252; 2002, $43; 2003, $22; 2004, $12: and
         2005, $0.

         The Company may borrow up to $25,000 under its revolving credit facility (the "Revolving Facility"), which expires in February 2002. At the option of the Company, outstanding borrowings under the Revolving Facility bear interest at variable rates equal to either: (i), a base rate approximating the U.S. prime rate; or (ii), the rate offered by certain reference banks to prime banks in the interbank Eurodollar market, fully adjusted for reserves plus a margin ranging from 0.375% to 0.5%; (such margin is dependent on a specified leverage ratio of the Company.) In addition, a commitment fee ranging from 0.125% to 0.20% will be charged on the available but unused amounts under the revolving credit facility, depending on a specified leverage ratio.

         The Revolving Facility is subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. The Revolving Facility also includes limitations on the ability of the Company and its subsidiaries to: (i), enter into mergers, acquisitions or sales of assets; (ii), incur, create or permit to exist liens; (iii), incur indebtedness and guarantee obligations; (iv), make loans or investments; (v), enter into transactions with affiliates; (vi), prepay subordinated indebtedness; and (vii), change the nature of the business conducted. Financial covenants included within the Revolving Facility require the Company to maintain certain levels of cash flow and impose limitations on total and senior debt.

10.      CONVERTIBLE DEBENTURES WITH RELATED PARTIES

         On March 11, 1999 (the "Issue Date"), the Company's shareholders approved the issuance of, and the Company issued, $155,000 aggregate principal amount 12-year convertible debentures (the "Convertible Debentures") in a private placement, pursuant to definitive investment agreements (the "Investment Agreements") dated as of October 2, 1998. The Convertible Debentures were issued as follows: (i), $100,000 aggregate principal amount (the "Apollo Debentures") to two affiliates of Apollo Management IV, L.P. ("Apollo"), a private investment firm; and (ii), $55,000 aggregate principal amount (the "Benesse Debentures") to Benesse Holdings International, Inc. ("Benesse Holdings"), the Company's majority shareholder. The Convertible Debentures bear interest at 5% per annum, payable semi-annually. Principal amounts outstanding under such debentures are not due until March 2011, and the Company is not required to establish a bond sinking fund for repayment of this principal.

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

         The Apollo and Benesse Debentures each independently provide for optional redemption by the Company, in whole but not in part, anytime following 60 trading days after the third anniversary of the Issue Date. If the average closing price of the Company's common stock for the 30 trading days following the third anniversary of the Issue Date exceeds $39.66 per share, the Company may redeem at par. Otherwise, if the Convertible Debentures are redeemed, the Company shall pay a redemption premium, expressed as a percentage of outstanding principal, as follows: (i), 4% for redemptions occurring in the fourth year after issue; (ii), 2% for redemptions occurring in the fifth year after issue; and (iii), 0% for redemptions occurring thereafter. All such redemptions are subject to the holders' rights to first convert into common stock of the Company.

         The Convertible Debentures also allow Apollo and Benesse Holdings to elect to exchange their convertible debentures, in whole, into non-convertible, 7-year fixed rate debt (the "Fixed Rate Debentures"). Such election may only be made if the average closing price of the Company's common stock during the 30 trading days immediately preceding the third anniversary of the Issue Date does not exceed $33.05. Furthermore, Benesse Holdings may only effect an exchange if Apollo does so. Upon the determination, by an independent financial institution, of fixed interest rates that accurately price the Fixed Rate Debentures at par under specified circumstances at the time of the exchange, Apollo and Benesse Holdings shall irrevocably decide whether to proceed with their exchanges. If only Apollo proceeds with such an exchange, the Company, no later than 150 days from the third anniversary of the Issue Date, must either: (i), redeem all of the Apollo Debentures at par; or (ii), deliver the Fixed Rate Debentures to Apollo. If both Apollo and Benesse Holdings proceed with their exchanges, the Company, within the same 150-day period, shall either:
         (i), redeem both the Apollo and Benesse Debentures; or (ii), deliver the Fixed Rate Debentures to both Apollo and Benesse Holdings.

         Principal amounts outstanding under the Fixed Rate Debentures would not be payable until maturity, while interest payments would be made semi-annually. The Fixed Rate Debentures' interest rate is subject to a cap of: (i), the applicable U.S. treasury rate plus 5% (not to exceed 13%) if only Apollo receives Fixed Rate Debentures; or (ii), the applicable U.S. treasury rate plus 7% (not to exceed 14%) if both Apollo and Benesse Holdings receive Fixed Rate Debentures. The Fixed Rate Debentures may be redeemed by the Company after the third anniversary of their issue upon payment of principal amounts of the Fixed Rate Debentures and the following redemption premiums, expressed as a percentage of the outstanding principal amount: (i), one half of the per annum interest rate for redemptions occurring in the fourth year after issue; (ii), one quarter of the per annum interest rate for redemptions occurring in the fifth year after issue; and (iii), no premium for redemptions occurring thereafter.

         Prior to the third anniversary of the Issue Date, if Benesse sells 80% or more of the shares of Berlitz common stock owned directly or indirectly by it on the Issue Date, the Company shall be required to make an offer to repurchase for cash: (i), the Apollo Debentures at a value equal to 110% of the principal amount then outstanding; and (ii), the Benesse Debentures at a value equal to 101% of the principal amount then outstanding. In addition, if at any time on or after the Issue Date, a change of control, as defined in the Investment Agreements, occurs but Benesse sells less than 80% of its shares, or if Benesse sells 80% of its shares on or after the third anniversary of the Issue Date, the Company shall be required to make an offer to repurchase for cash the Convertible Debentures (but not the Fixed Rate Debentures) at a value equal to 101% of the principal amount of the Convertible Debentures.

         The Convertible Debentures are subject to standard affirmative covenants, including financial and other informational reporting, compliance with laws, maintenance of insurance, maintenance of properties, payment of taxes, and preservation of corporate existence. Negative covenants that the Convertible Debentures are subject to include: prohibitions on certain mergers, consolidations and asset transfers; forbearance from restrictions on rights of holders to convert or exchange the Convertible Debentures; and, in the case of the Apollo Debentures, forbearance from amending certain understandings between the Company, Berlitz Japan and Benesse.

         The Investment Agreements include a number of other provisions, including: (i), the granting of certain demand and piggyback registration rights to the holders of the Convertible Debentures; (ii), the granting of a certain number of board seats to Apollo on the Company's Board of Directors; (iii), the granting of approval rights to Apollo, at the Company's Board level, over certain transactions; and
         (iii), certain restrictions on the transferability of the Apollo Debentures. The Company expanded its Board of Directors from 10 seats to 12 seats effective March 11, 1999, and appointed two representatives of Apollo to the Board. The number of seats was reduced to 11 at the June 6, 2000, Board of Directors meeting.

11.      NOTES PAYABLE TO AFFILIATES

         On March 11, 1999, Benesse Holdings loaned $50,000 to the Company, evidenced by a 12-year fixed rate subordinated promissory note (the "Benesse Holdings Note"). The Benesse Holdings Note bears interest for the first five years at 5.2% per annum, and, thereafter, at a renegotiated fixed rate approximating LIBOR plus a margin based on the Company's then existing leverage. Interest is payable semiannually in cash, while principal repayment is deferred until maturity. The Benesse Holdings Note includes standard covenants similar to those included in the Benesse Debentures. In the event of a change in control, the Benesse Holdings Note provides for redemption by the Company, at the option of Benesse Holdings, at a price equal to 101% of the note's principal amount.

         The Company used a portion of the proceeds from the issuance of the Benesse Holdings Note and Convertible Debentures to repay in full its existing notes payable to affiliates.

12.      EXTRAORDINARY LOSSES

         On March 11, 1999, in connection with the issuance of the Convertible Debentures and Benesse Holdings Note and the extinguishment of the Company's 1997 credit facility (the "Bank Facility"), the Company terminated its interest rate swap agreement, which hedged the floating rate Bank Facility, for a cash payment of approximately $1,100. As a consequence of the debt extinguishment, the Company has recorded an extraordinary loss, net of tax benefit, of $2,154, consisting primarily of the interest rate swap's fair market value and existing unamortized deferred finance costs at the time of extinguishment of the underlying debt.

13.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company's operations are primarily conducted from leased facilities, many of which are smaller than 2,500 square feet. Operating leases generally expire within five years.

         Rent expense, principally for language centers, amounted to $37,800, $35,100 and $32,324 for the years ended December 31, 2000, 1999 and 1998, respectively. Certain leases are subject to escalation clauses and/or renewal options.

         The minimum rental commitments under noncancellable operating leases with a remaining term of more than one year at December 31, 2000 are as follows: 2001-$14,156; 2002-$11,627; 2003-$9,301; 2004-$7,981;
         2005-$6,628; and an aggregate of $34,123 thereafter.

         LEGAL PROCEEDINGS

         The Company and its Directors are parties to several actions brought by shareholders who object to the terms of the proposed purchase by Benesse of the common stock of the Company not owned by Benesse. The Company does not believe that these actions state valid claims against Berlitz or any of its directors (see Note 15).

         The Company is also party to several other actions arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

         SEVERANCE AGREEMENTS

         The Company has severance agreements with three key employees, which take into account annual base salary and certain other benefits. The maximum contingent liability under such agreements is approximately $1,200.

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

         At December 31, 1999, a commitment of $6,000 was recorded within "Other liabilities", and a deferred asset of $10,000 within "Other assets". At December 31, 2000, $375 of this commitment was reclassified to "Accrued expenses and other current liabilities" and $125 was charged to earnings, relating to the April 2000 rollout of the new children's program centered on the Sesame English television series.

         The Company is currently re-negotiating this Agreement with CTW seeking more favorable terms to the Company.

14.      FINANCIAL INSTRUMENTS AND RELATED DISCLOSURES

         a) Currency swap agreements

         The Company maintains currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements require the Company to periodically exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi annual basis. Credit loss from counterparty nonperformance is not anticipated.

         Significant terms of agreements outstanding during 2000 were as follows:

                                            INTEREST PAYMENTS TO                      INTEREST RECEIPTS FROM
                                  INTERESTS PAYMENTS TO FINANCIAL INSTITUTION         FINANCIAL  INSTITUTION
                                 ---------------------------------------------     -----------------------------
          EFFECTIVE                          NOTIONAL              INTEREST           NOTIONAL          INTEREST
             DATE     MATURITY             AMOUNT (000'S)            RATE          AMOUNT (000'S)         RATE
         ----------   --------   -----------------------------   -------------     --------------      ---------
             1/1/99  12/30/02        Japanese Yen   12,311,005        5.50%          $   95,694          6.27%
             1/1/99  12/31/02         German Mark       99,546        6.12%          $   55,821          6.27%
             1/4/99  12/31/02         Swiss Franc       16,131        5.72%          $   11,164          6.27%
             1/4/99  12/31/02       British Pound        4,841        6.56%          $    7,974          6.27%

         In the second quarter of 2000, the Swiss franc and the German mark currency swap agreements were terminated for proceeds of $1.7 million.

         The Company marks coupon swaps to fair value. When these agreements are effective as hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations and included, net of deferred taxes, in the cumulative translation adjustment of shareholders' equity.

         b) Interest rate swap agreement

         Pursuant to a covenant requirement under the Bank Facility, the Company entered into a five-year interest rate swap agreement in 1997 which provided for quarterly exchanges of interest on an amortizing "notional" (i.e., theoretical) amount originally set at $66,000. In exchange for U.S. dollar denominated interest receipts based on variable LIBOR, the Company would make U.S. dollar denominated interest payments based on a fixed rate of 6.30%. The notional amount amortized proportionately with the scheduled principal payments under the Bank Facility. This interest rate swap agreement was terminated on March 11, 1999 (see Note 12).

         The Company accounted for these interest rate swap transactions under the accrual method of accounting, whereby: (i), each net receipt/payment was recognized in earnings during the period to which the receipt/payment related, as a yield adjustment to "Interest expense on long-term debt"; and (ii), there was no recognition on the balance sheet for the derivative's fair value.

         c) Concentration of credit risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and temporary investments and accounts receivable.

         The Company maintains cash and temporary investments with various high credit qualified financial institutions. The majority of these financial institutions are located outside of the U.S. and the Company's policy is designed to limit exposure to any one of these foreign institutions. The Company maintains U.S. concentration accounts, consisting of overnight investments, with up to three major U.S. banks. During 2000 and 1999, balances in these accounts averaged 40% and 28% of worldwide cash. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of all financial institutions in which it maintains cash and temporary investments.

         Credit risk with respect to Instruction accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their dispersion across many different industries and countries. For Berlitz GlobalNET, receivables are generally spread among a diversified client base, except for a concentration of receivables with two major customers subject to special contractual arrangements. One of these is a U.S. governmental agency and the other a corporation with whom the Company has been doing business for over 10 years. Receivables from these two major customers aggregated $7,174 and $6,500 at December 31, 2000, and 1999, respectively. Subsequent collections of the December 2000 balances have aggregated $2,147 through March 5, 2001. Publishing also sells to a substantial client base, although several of its larger receivables are from its distributors. Such receivables from Publishing's distributors comprised approximately 6% and 4% of the Company's total accounts receivable balance before allowances at December 31, 2000, and 1999, respectively.

         d) Fair values of financial instruments

         The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 were as follows:

                                                        2000                      1999
                                               -----------------------    ----------------------
                                               CARRYING     ESTIMATED     CARRYING    ESTIMATED
                                                AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                               -----------------------    ----------------------
         Assets:
           Cash and temporary investments      $ 42,815     $  42,815     $ 34,426    $ 34,426
           Currency  swap agreements                 48            48          829         829
         Liabilities:
           Long-term debt, including
             current maturities                   1,329         1,329        7,005       7,005
           Convertible Debentures               155,000       144,462      155,000     145,235
           Notes payable to affiliates           50,000        33,951       50,000      30,505
           Currency swap agreements                 570           570        3,654       3,654

         For cash and temporary investments and short-term borrowings, the carrying amount approximates fair value due to their short maturities. The fair values of long-term debt and notes payable to affiliates are estimated based on the interest rates currently available for borrowings with similar terms and maturities. The fair values of the Convertible Debentures are estimated based on the most likely discounted future cash flows as of December 31, 2000. The fair values of the currency swap agreements represent the amounts that could be settled based on estimates obtained from a dealer. The value of these swaps will be affected by future interest rates and exchange rates.

15.      OTHER RELATED PARTY TRANSACTIONS

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

         On December 29, 2000, the Company announced that Benesse and Benesse Holdings had made a proposal to the directors of Berlitz to acquire all of the outstanding shares of common stock of Berlitz not held by Benesse or Benesse Holdings for a cash price of $12.00 per share. The proposal has been referred to a special committee of disinterested directors of Berlitz. The special committee has retained an investment bank to advise it in evaluating the proposal. Benesse's proposal is, among other things, subject to the special committee making a favorable recommendation with respect to the proposal. The proposal is not subject to any financing conditions. Benesse also informed the directors of Berlitz that it reserved the right to amend or withdraw its proposal at any time in its sole discretion.

16.      STOCK OPTION AND INCENTIVE PLANS

         The Company's 1993 Short-Term Executive Incentive Compensation Plan (the "Short-Term Plan"), provides for potential cash awards to officers and other key employees if certain financial goals are met for the applicable calendar year. Approximately $3,443, $320, and $1,590 was paid for 2000, 1999 and 1998, respectively, pursuant to the Short-Term Plan.

         The Company's 1996 New Long-Term Executive Incentive Compensation Plan (the "1996 LTIP") provided for potential cash awards in 1999 to key executive employees and the Chairman of the Board of the Company if certain financial goals were met for the year ended December 31, 1998. For the twelve months ended December 31, 1999 and 1998, the Company recorded expenses of $55 and $1,193, respectively, related to the 1996 LTIP. In March 1999, the Company paid $2,855 in awards under the 1996 LTIP.

         On September 7, 2000, the compensation committee terminated the Company's 1999 Long Term Incentive Plan (the "1999 LTIP"), which had provided for cash awards to be paid to senior management in 2002 based on revenue, earnings and cash flow targets achieved during the three year period from 1999 to 2001. Consequently, the Company paid executive officers in 2000 $0.7 million that had been accrued in 1999.

         The 1999 LTIP was replaced with a phantom stock appreciation plan covering Berlitz International, Inc. and Berlitz Languages, Inc. (the "2000 PSAP") and a non-qualified stock option plan for Berlitz GlobalNET (the "2000 GlobalNET Plan"), both approved by the compensation committee on September 7, 2000. No specific grants have been made as of December 31, 2000 under either the 2000 PSAP or the 2000 GlobalNET Plan.

         The Company's 1996 Stock Option Plan, as amended (the "Plan") authorizes the issuance of options to directors and key employees of the Company. The total number of shares for which options may be granted is 503,225. The Company has reserved 503,225 of its treasury shares for use under the Plan.

         Stock option activity is as follows:

                                                                 NUMBER OF SHARES       EXERCISE PRICE
                                                                 ----------------       --------------
         Granted:
         June 30, 1997 (the "June 1997 Options")                      327,200               $24.9375
         December 9, 1997                                              46,190               $26.5625
                                                                  --------------      -------------------
         Options outstanding at January 1, 1998                      373,390          $24.9375 - $26.5625
         Granted:
           December 4, 1998                                           25,740                  $30.00
         Withdrawals                                                  (1,200)               $26.5625
                                                                  --------------      -------------------
         Options outstanding at December 31, 1998                    397,930           $24.9375 - $30.00
         Granted: January 11, 1999                                    20,000                $28.3125
         Expired Relinquishment Options                              (50,000)               $24.9375
         Options outstanding at December 31, 1999                    367,930           $24.9375 - $30.00
         Changes                                                           -                    -
                                                                  --------------      -------------------
         Options outstanding at December 31, 2000                    367,930           $24.9375 - $30.00
                                                                  ==============      ===================
         Options exercisable at December 31, 2000                    322,190          $24.9375 - $26.5625
                                                                  ==============      ===================
         Options exercisable at December 31, 1999                    288,000          $24.9375 - $26.5625
                                                                  ==============      ===================
         Options exercisable at December 31, 1998                     10,800                $26.5625
                                                                  ==============      ===================

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

         Included within the opening balance at January 1, 1998, are 100,250 options for Soichiro Fukutake, Chairman of the Board of Directors, of which 50,000 have been granted (the "Relinquishment Options") in exchange for the complete relinquishment by Mr. Fukutake of all benefits under the Company's Supplemental Executive Retirement Plan ("SERP"). These options were not exercisable prior to January 1, 1999. On such date, they became fully exercisable until their normal expiration on June 29, 2004, except for the Relinquishment Options, which expired on December 31, 1999.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), issued in October 1995, establishes financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for the grants under the Plan since their exercise prices have been equal to the closing price of the Company's common stock on the New York Stock Exchange on the date of grant. Had compensation expense been determined based on the fair value of awards at their grant date, as contemplated by SFAS 123, the pro forma effects on net income for the year-to-date periods ended December 31, 2000, 1999 and 1998 would have been decreases of $141, $153 and $1,097 respectively. This would have resulted in pro forma decreases in earnings per share for the year-to-date periods ended December 31, 2000, 1999 and 1998 of $0.01, $0.02 and $0.11, respectively.

         The fair value of each option grant during 1999 and 1998, as set forth in the following table, is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

                                                       DECEMBER        JANUARY
                                                      1998 GRANT      1999 GRANT
         Weighted average assumptions used
           to estimate fair value:
             Dividend yield                               0.00%          0.00%
             Expected volatility                         20.00%         20.00%
             Risk free interest rate                      4.31%          4.76%
             Expected lives in years                       5.0            5.0
         Fair value of each option granted               $8.29          $8.11

         The Company has two other stock plans: the 1989 Stock Option and Incentive Plan (the "1989 Plan") and the Non-Employee Directors' Stock Plan (the "Directors' Plan"). The 1989 Plan authorizes the issuance of various stock incentives to officers and key employees and the related issuance of up to 2,000,000 shares of common stock. The Directors' Plan provides non-employee Directors of the Company the opportunity to elect to receive a portion of their annual retainer fees in the form of common stock of the Company, or to defer receipt of a portion of such fees and have the deferred amounts treated as if invested in common stock. There was no activity related to these plans during 1998, 1999 or 2000, and there are no related incentives or shares outstanding at December 31, 2000.

17.      THRIFT AND RETIREMENT PLANS

         The Berlitz International, Inc. Retirement Savings Plan (the "Berlitz Plan") is a defined contribution plan covering substantially all of the Company's full-time domestic employees who have completed one year of service. The retirement portion of the Berlitz Plan provides for the Company to make regular contributions based on salaries of eligible employees, except ELS employees. The thrift portion of the Berlitz Plan, in which employee participation is elective, provides for Company matching contributions of up to 3% of salary. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. In addition, certain foreign operations have other defined contribution plans.

         Through December 31, 2000, ELS maintained a separate retirement savings plan. Effective January 1, 2001, this was merged into the Berlitz Plan, and all full-time ELS employees with one year of service are now eligible to participate in the thrift portion of the Berlitz Plan.

         Effective January 1, 1996, the Company established the SERP, a defined benefit plan which provides retirement income / disability retirement benefits, retiree medical benefits and death benefits to certain designated executives and their designated beneficiaries. As previously discussed (see Note 16), the Chairman of the Board of Directors relinquished rights to all benefits under the SERP in exchange for the Relinquishment Options. Monthly benefits will be available to any participant who retires at age 60 or above, with at least five years of service with the Company.

         The retirement income/disability retirement benefits ("Pension Benefits") are based on a percentage of an average monthly salary (calculated on the base salary and short-term bonuses paid over the last 36 months of employment) and will be paid to the retired participant for life, with 50% of such benefit paid to the participant's surviving spouse for life upon the retired participant's death. Such percentage for initial participants as of January 1, 1996, generally was 30%. For future participants, such percentage will be 2% (or such other percentage as the Board of Directors may determine) multiplied by years of service, generally not to exceed 30%. The Company will also provide each retired participant and their surviving spouse with medical coverage ("Medical Benefits") for both of their lives. If a participant with at least five years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase.

         In 1999, the Company's Board of Directors approved increases in the SERP retirement benefit percentage to 40% for certain participants based on current market factors. Effective in 2000, the Board of Directors approved the same increase to all participants in the SERP as of March 5, 2001.

         Effective March 7, 2000, the Company established an Executive Retirement Plan ("ERP") to provide retirement benefits for the Vice Chairman of the Board of Directors. The ERP is similar in nature to the SERP and monthly benefits will be available to the participant on the completion of two years of continuous service with the Company. The ERP retirement benefit percentage is 40%.

         In 1998, the Company established an irrevocable grantor trust (the "Trust") and contributed life insurance policies and annuity contracts on the SERP participants to the Trust. In 2000 the Company also contributed a life insurance contract on the ERP participant. Subject to the claims of the Company's general creditors in the event of the Company's insolvency, the Trust's principal and income shall be held therein until paid to the SERP/ERP participants in such manner and at such times as specified in the SERP/ERP. It is the intention of the Company that the Trust constitutes an unfunded arrangement and does not affect the status of the SERP/ERP as unfunded plans. Included within "Other assets" at December 31, 2000, is $4,326 held in the Trust.

         Total expense with respect to all benefit plans, excluding the SERP/ERP and a defined benefit plan for Berlitz-Japan, was $1,485, $1,812 and $1,521 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The following tables set forth certain information for the SERP/ERP:

                                                           PENSION BENEFITS                      MEDICAL BENEFITS
                                                  --------------------------------       -------------------------------
                                                    2000        1999        1998           2000       1999         1998
                                                  --------    --------    --------       -------     -------     -------
       Benefit obligation at beginning of year    $  5,737    $  5,069    $  3,575       $ 1,212     $ 1,006     $ 1,205
       Service cost                                  1,241         552         506           118         118          75
       Interest cost                                   621         324         290            90          76          57
       Net benefit payments                           (503)        (93)          -           (26)        (26)        (16)
       Amendments                                    2,239           -           -             -           -           -
       Actuarial loss (gain)                         1,695        (115)        698          (417)         38        (315)
                                                  --------    --------    --------       -------     -------     -------
       Benefit obligation at end of year            11,030       5,737       5,069           977       1,212       1,006
       Plan asset at fair value                          -           -           -             -           -           -
                                                  --------    --------    --------       -------     -------     -------
       Funded status                               (11,030)     (5,737)     (5,069)         (977)     (1,212)     (1,006)
       Unrecognized transition obligation            1,788       1,967       2,146           363         522         681
       Unrecognized prior service cost               2,099           -           -             -           -           -
       Unrecognized actuarial loss (gain)            1,931         245         360          (904)       (536)       (610)
                                                  --------    --------    --------       -------     -------     -------
       Net amount recognized                      $ (5,212)   $( 3,525)   $ (2,563)      $(1,518)    $(1,226)    $  (935)
                                                  ========    ========    ========       =======     =======     =======

                                                              PENSION BENEFITS                      MEDICAL BENEFITS
                                                     --------------------------------       -------------------------------
                                                       2000          1999        1998           2000       1999         1998
                                                     --------      --------    --------       -------     -------     -------
         AMOUNTS RECOGNIZED IN THE
              CONSOLIDATED BALANCE SHEET:
         Accrued benefit liability                   $(10,309)     $(4,981)    $(4,177)       $(1,518)    $(1,226)    $  (935)
         Other comprehensive income                     1,210            -           -              -           -           -
         Intangible asset                               3,887         1,456      1,614              -           -           -
                                                     --------      --------    -------        -------     -------     -------
         Net amount recognized                       $ (5,212)     $( 3,525)   $(2,563)       $(1,518)    $(1,226)    $  (935)
                                                     ========      ========    =======        =======     =======     =======

         WEIGHTED AVERAGE ASSUMPTIONS AS OF
              DECEMBER 31:
         Discount rate                                   8.0%         7.5%        6.5%           8.0%        7.5%       6.5%
         Rate of compensation increases                  4.0%         4.0%        4.0%           n/a         n/a         n/a

         ASSUMED HEALTH CARE COST TREND USED
              IN MEASURING THE ACCUMULATED
              POSTRETIREMENT BENEFIT OBLIGATION:
         Beginning rate:                                 n/a          n/a         n/a           12.0%       12.0%       2.9%
         Leveling to an ultimate rate of:                n/a          n/a         n/a            5.0%        5.0%       5.0%
         Over:                                           n/a          n/a         n/a           8 Years    9 years    10 years

         The components of net periodic benefit costs recognized for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                              PENSION BENEFITS                   MEDICAL BENEFITS
                                                         ----------------------------       ---------------------------
                                                           2000      1999      1998           2000      1999      1998
                                                         -------   -------    -------       -------    ------    ------
         Service cost                                    $ 1,241   $   552    $   506       $   119    $  118    $   75
         Interest cost                                       621       324        290            90        76        57
         Amortization of transition obligation               179       179        179           159       159       159
         Amortization of prior service cost                  140         -          -             -         -         -
         Actuarial gains                                       9         -          -           (50)      (35)      (66)
                                                         -------   -------    -------       --------   -------   -------
         Net periodic postretirement benefit
              cost                                       $ 2,190   $ 1,055    $   975       $   318    $  318    $  225
                                                         =======   =======    =======       =======    ======    ======

         Assumed health care cost trends rates can have a significant effect on amounts reported for the Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                           1% POINT    1% POINT
                                                           INCREASE    DECREASE
                                                           --------    --------
         Effect on total of service and interest
              cost components for the period ending
              December 31, 2000                               $31        $(25)

         Effect on accumulated postretirement benefit
              obligation as of December 31, 2000              136        (112)

         Berlitz Japan also maintains a defined benefit plan, for which certain information is set forth in the following tables:

                                                                                           2000            1999            1998
                                                                                         --------        --------        --------
         Benefit obligation at beginning of year                                         $ 10,118        $  8,745        $  7,552
         Service cost                                                                         850             819             745
         Interest cost                                                                        462             338             276
         Net benefit payments                                                                (480)           (463)           (974)
         Actuarial (gain)                                                                      --            (330)             --
         Foreign currency exchange rate changes                                            (1,127)          1,009           1,146
                                                                                         --------        --------        --------
         Benefit obligation at end of year                                                  9,823          10,118           8,745
         Plan asset at fair value                                                           6,946           7,060           5,895
                                                                                         --------        --------        --------
         Funded status                                                                     (2,877)         (3,058)         (2,850)
         Unrecognized prior service cost                                                    1,826           2,250           2,210
         Unrecognized actuarial (gain)                                                       (367)           (412)           (234)
                                                                                         --------        --------        --------
         Net amount recognized                                                           $ (1,418)       $ (1,220)       $   (874)
                                                                                         ========        ========        ========
         RECONCILIATION OF FAIR VALUE OF PLAN ASSETS:
         Balance at beginning of period                                                  $  7,060        $  5,895        $  5,167
         Return on plan assets                                                                213             124             184
         Employer contributions                                                               945             801             745
         Benefits paid                                                                       (480)           (463)           (974)
         Foreign currency exchange rate changes                                              (791)            703             773
                                                                                         --------        --------        --------
         Balance at end of period                                                        $  6,947        $  7,060        $  5,895
                                                                                         ========        ========        ========
         AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET:
         Accrued benefit liability                                                       $ (2,210)       $ (2,208)       $ (3,034)
         Intangible asset                                                                     792             988           2,160
                                                                                         --------        --------        --------
         Net amount recognized                                                           $ (1,418)       $ (1,220)       $   (874)
                                                                                         ========        ========        ========

                                                                                           2000            1999            1998
                                                                                         --------        --------        --------
         WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
         Discount rate                                                                        4.5%            4.5%            4.0%
         Expected long-term rate of return on plan assets                                     3.4%            3.4%            3.6%
         Rate of compensation increases                                                       0.0%            0.0%            0.0%

         The components of net periodic benefit costs recognized for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                                           2000            1999            1998
                                                                                         --------        --------        --------
         Service cost                                                                    $    850        $    819        $    745
         Interest cost                                                                        462             338             276
         Expected return on assets                                                           (213)           (207)           (184)
         Amortization of prior service cost                                                   193             185             160
                                                                                         --------        --------        --------
         Net periodic postretirement benefit cost                                        $  1,292        $  1,135        $    997
                                                                                         ========        ========        ========

18.      OPERATING SEGMENTS

         The Company's operations are principally conducted through two segments: Language Services (consisting of the Instruction, ELS, Publishing, Franchising, and Cross Cultural sub-segments), and Berlitz GlobalNET. These are strategic business units that offer different products and services and are managed separately by senior management due to different technology and marketing strategies.

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

         The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                        -------------------------------------
         REVENUES:                                         2000         1999          1998
                                                        ---------    ---------      ---------
           Revenues from external customers:
              Language Services:
                Instruction                             $ 296,424    $ 277,701      $ 267,923
                ELS                                        64,517       56,285         65,683
                Publishing                                 10,503       12,936         14,787
                Franchising                                 2,125        1,439          1,270
                Cross Cultural                              2,945        2,470          2,404
                Other                                           2            -              -
                                                        ---------    ---------      ---------
              Total Language Services                     376,516      350,831        352,067
              Berlitz GlobalNET                           103,925       95,361         84,236
              Eliminations and other                         (233)         (11)             -
                                                        ---------    ---------      ---------
                Total external revenues                   480,208      446,181        436,303
                                                        ---------    ---------      ---------
           Intersegment revenues:
              Language Services:
                Instruction                                     2           (2)            19
                Publishing                                     18            -              -
                Franchising                                   218          319            516
                                                        ---------    ---------      ---------
              Total Language Services                         238          317            535
              Berlitz GlobalNET                               233           11             20
                                                        ---------    ---------      ---------
                Total  intersegment revenues                  471          328            555
                                                        ---------    ---------      ---------

           Total revenues for reportable segments         480,679      446,509        436,858
           Elimination of intersegment revenues              (471)        (328)          (555)
                                                        ---------    ---------      ---------
              Total consolidated revenues               $ 480,208    $ 446,181      $ 436,303
                                                        =========    =========      =========

                                                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                                          ------------------------------------------
                                                                            2000            1999              1998
                                                                          ---------       ---------        ---------
           INCOME BEFORE TAXES, MINORITY INTEREST, EXTRAORDINARY
           ITEM, AND CUMULATIVE EFFECT CHANGE:
           Operating Profit:
           Segment EBITA:
              Language Services:
                Instruction                                               $  59,019       $  55,060        $  56,732
                ELS                                                           4,087           2,300            6,229
                Publishing                                                     (549)            681            1,334
                Franchising                                                   1,000             449               37
                Cross Cultural                                                  783             523              574
                Overhead expenses and other                                 (22,562)        (20,704)         (19,381)
                                                                          ---------       ---------        ---------
              Total Language Services                                        41,778          38,309           45,525
              Berlitz GlobalNET                                               7,274           6,022            8,260
              Corporate overhead and other                                  (15,039)        (14,129)         (13,471)
                                                                          ---------       ---------        ---------
            Total EBITA                                                      34,013          30,202           40,314
                                                                          ---------       ---------        ---------
         Amortization of publishing rights, excess of
         cost over net assets acquired, and other
         intangibles:
              Language Services:
                Instruction                                                 (10,260)        (10,236)         (10,127)
                ELS                                                          (5,382)         (5,417)          (5,393)
                Publishing                                                     (397)           (399)            (398)
                Cross Cultural                                                  (11)            (11)             (11)
                                                                          ---------       ---------        ---------
              Total Language Services                                       (16,050)        (16,063)         (15,929)
              Berlitz GlobalNET                                              (2,382)         (1,961)          (1,336)
                                                                          ---------       ---------        ---------
              Total intangible amortization                                 (18,432)        (18,024)         (17,265)
                                                                          ---------       ---------        ---------

         Restructuring and other unusual charges                            (12,296)             --               --
                                                                          ---------       ---------        ---------
         Total operating profit                                               3,285          12,178           23,049
         Interest expense on long-term debt                                     (54)         (2,005)         (10,956)
         Interest expense on Convertible Debentures                          (7,980)         (6,424)              --
         Interest expense to affiliates                                      (2,607)         (2,547)          (2,226)
         Other income (expense), net                                           (754)            520           (2,188)
                                                                          ---------       ---------        ---------
         Total consolidated (loss) income before taxes,
         minority interest, extraordinary item, and
         cumulative effect change                                         $  (8,110)      $   1,722        $   7,679
                                                                          =========       =========        =========

         ASSETS:                                                                            DECEMBER 31,
                                                                          ------------------------------------------
                                                                            2000            1999              1998
                                                                          ---------       ---------        ---------
               Language Services:
                 Instruction                                              $ 424,945       $ 433,526        $ 409,613
                 ELS                                                        102,146         106,210          111,980
                 Publishing                                                  18,426          23,122           23,982
                 Franchising                                                  9,231           8,031            6,553
                 Other                                                          999           1,509           18,092
                                                                          ---------       ---------        ---------
               Total Language Services                                      555,747         572,398          570,220
               Berlitz GlobalNET                                            109,808         102,684           85,183
               Corporate                                                     28,538          27,365           12,556
               Eliminations of intersegment receivables                      (7,674)         (5,427)          (4,498)
                                                                          ---------       ---------        ---------
                 Total consolidated assets                                $ 686,419       $ 697,020        $ 663,461
                                                                          =========       =========        =========

                                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                     2000           1999          1998
                                                                   --------       --------      --------
          DEPRECIATION:
            Language Services:
               Instruction                                         $  5,339       $  5,005      $  4,431
               ELS                                                    1,093          1,032           958
               Publishing                                             2,043          1,855         1,244
               Franchising                                               14             19            11
               Language Service overhead and other                      554            476           469
                                                                   --------       --------      --------
            Total  Language Services                                  9,043          8,387         7,113
            Berlitz GlobalNET                                         2,279          2,014         2,141
            Corporate                                                 1,146            995           537
                                                                   --------       --------      --------
               Total consolidated depreciation                     $ 12,468       $ 11,396      $  9,791
                                                                   ========       ========      ========
          CAPITAL EXPENDITURES:
            Language Services:
               Instruction                                         $ 13,164       $ 14,249      $ 10,492
               ELS                                                    1,281            935           904
               Publishing                                             1,026          2,135         2,472
               Franchising                                                -             32             4
                                                                   --------       --------      --------
            Total  Language Services                                 15,471         17,351        13,872
            Berlitz GlobalNET                                         2,929          1,859         3,125
            Corporate                                                   619          1,124         1,952
                                                                   --------       --------      --------
               Total consolidated capital expenditures             $ 19,019       $ 20,334      $ 18,949
                                                                   ========       ========      ========

         The following tables present certain information about the geographic areas in which the Company operates:
                                                                        TWELVE MONTHS ENDED DECEMBER
                                                                   -------------------------------------
                                                                     2000           1999          1998
                                                                   --------       --------      --------
          REVENUES FROM EXTERNAL CUSTOMERS:
            United States                                          $157,170       $144,153      $158,676
            Japan                                                    86,565         72,256        58,290
            Germany                                                  39,498         41,982        41,497
            Ireland                                                  24,983         23,307        23,186
            France                                                   20,416         20,788        17,754
            Brazil                                                   18,092         14,264        21,007
            Other foreign countries                                 133,484        129,431       115,893
                                                                   --------       --------      --------
               Total                                               $480,208       $446,181      $436,303
                                                                   ========       ========      ========

                                               TWELVE MONTHS ENDED DECEMBER
                                          ------------------------------------
                                             2000          1999         1998
                                          ---------     ---------    ---------
 OPERATING PROFIT:
   EBITA :
      United States                       $  14,591     $  13,092    $  20,676
      Japan                                  10,132         8,127        6,105
      Germany                                 3,959         4,918        5,738
      Ireland                                 1,787         1,162        1,955
      France                                  2,085         2,154        1,296
      Brazil                                  3,722         1,433        3,192
      Other foreign countries                18,033        17,645       18,401
      Corporate                             (20,296)      (18,329)     (17,049)
                                          ---------     ---------    ---------
        Total EBITA                          34,013        30,202       40,314
                                          ---------     ---------    ---------
   Amortization of publishing rights,
    excess of cost over net assets
    acquired, and other intangibles:
      United States                         (15,279)      (15,072)     (14,352)
      Japan                                  (1,518)       (1,411)      (1,196)
      Germany                                  (229)         (259)        (259)
      Ireland                                   (42)          (47)         (74)
      France                                   (313)         (282)        (221)
      Brazil                                   (137)          (64)         (64)
      Other foreign countries                  (914)         (889)      (1,099)
                                          ---------     ---------    ---------
        Total  intangible amortization      (18,432)      (18,024)     (17,265)
                                          ---------     ---------    ---------

   Intercompany royalties:
      United States                           21,075       19,189       17,285
      Japan                                  (7,610)       (6,618)      (4,253)
      Germany                                (1,473)       (1,579)      (1,508)
      Ireland                                (1,247)       (1,163)      (1,148)
      France                                 (1,036)       (1,022)      (1,184)
      Other foreign countries                (9,709)       (8,807)      (9,192)
                                          ---------     ---------    ---------
        Total intercompany royalties              -             -            -
                                          ---------     ---------    ---------

   Restructuring and other unusual charges:
      United States                          (4,057)            -            -
      Japan                                  (1,175)            -            -
      Germany                                  (198)            -            -
      France                                   (480)            -            -
      Other foreign countries                (2,733)            -            -
      Corporate                              (3,653)            -            -
                                          ---------     ---------    ---------
        Total restructuring and other
          unusual charges                   (12,296)            -            -
                                          ---------     ---------    ---------
 Total operating profit                   $   3,285     $  12,178    $  23,049
                                          =========     =========    =========


          LONG LIVED ASSETS:                    PROPERTY &
                                                EQUIPMENT,         OTHER          INTANGIBLE
                                                   NET             ASSETS*           ASSETS           TOTAL
                                               -----------      -----------       -----------      -----------
          DECEMBER 31, 2000:
            United States                      $    10,020      $     4,867       $   377,876      $   392,763
            Japan                                   11,123              126            44,689           55,938
            Germany                                  3,746                -             7,336           11,082
            France                                   2,032                -             7,947            9,979
            Brazil                                   3,834                -             4,014            7.848
            Ireland                                  1,725                -             1,376            3,101
            Other foreign countries                 14,022              139            26,917           41,078
            Corporate                                2,154           14,226             3,887           20,267
                                               -----------      -----------       -----------      -----------
               Total                           $    48,656      $    19,358       $   474,042      $   542,056
                                               ===========      ===========       ===========      ===========

          DECEMBER  31, 1999:
            United States                      $    10,202      $     7,801       $   397,674      $   415,677
            Japan                                   11,186              152            51,989           63,327
            Germany                                  3,448                -             8,089           11,537
            France                                   1,853                -             5,949            7,802
            Brazil                                   2,843                -             2,492            5,335
            Ireland                                  1,276                1             1,510            2,787
            Other foreign countries                 12,362              529            27,710           40,601
            Corporate                                4,579           13,910             1,456           19,945
                                               -----------      -----------       -----------      -----------
               Total                           $    47,749      $    22,393       $   496,869      $   567,011
                                               ===========      ===========       ===========      ===========

          DECEMBER  31, 1998:
            United States                      $     8,414      $     7,335       $   402,507      $   418,256
            Japan                                    8,685               97            49,165           57,947
            Germany                                  3,008                -             9,443           12,451
            France                                   1,783                -             7,192            8,975
            Brazil                                   3,250                -             2,145            5,395
            Ireland                                  1,562              151             1,793            3,506
            Other foreign countries                 10,533              192            29,173           39,898
            Corporate                                3,909            2,557             1,596            8,062
                                               -----------      -----------       -----------      -----------
               Total                           $    41,144      $    10,332       $   503,014      $   554,490
                                               ===========      ===========       =============    ===========

         *Excludes financial instruments and deferred tax assets.

19.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                             ------------------------------------------------------------
                                              MARCH 31         JUNE 30          SEPT 30           DEC 31            YEAR
                                             ---------        ---------        ---------        ---------        ---------
2000:
Sales of services and products               $ 112,544        $ 119,463        $ 128,660        $ 119,541        $ 480,208
Operating profit (loss)                          2,697            4,151            6,977          (10,540)           3,285
(Loss) income before income taxes,
  minority interest, extraordinary
  item and cumulative effect change                (71)           1,302            4,988          (14,329)          (8,110)
Net (loss) income                               (1,977)            (807)           1,037          (11,013)         (12,760)
Basic and diluted loss
  per share                                  $   (0.21)       $   (0.08)       $    0.11        $   (1.16)       $   (1.34)
                                             =========        =========        =========        =========        =========
1999:
Sales of services and products               $ 104,447        $ 111,194        $ 119,357        $ 111,183        $ 446,181
Operating (loss) profit                           (654)           4,197            5,685            2,950           12,178
(Loss) income before income taxes,
  minority interest, extraordinary
  item and cumulative effect change             (2,561)           1,445            2,496              342            1,722
Extraordinary item                              (2,140)              (4)              (9)              (1)          (2,154)
Cumulative effect change                        (5,605)              --               --               --           (5,605)
Net loss                                       (10,349)            (310)          (1,103)          (1,322)         (13,084)
Basic and diluted loss
  per share                                  $   (1.08)       $   (0.03)       $   (0.12)       $   (0.14)       $   (1.37)
                                             =========        =========        =========        =========        =========

                           BERLITZ INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                   SCHEDULE II


                                        BALANCE AT     CHARGED TO                                       BALANCE
                                        BEGINNING       COST AND                                       AT END OF
                                         OF YEAR        EXPENSES      DEDUCTIONS (1)   OTHER (2)        OF YEAR
                                        ----------     ----------     -------------    --------        ---------
Allowances for doubtful accounts:

Year Ended December 31, 2000            $  3,102       $   2,513       $ (1,095)       $   (81)        $  4,439
                                        ========       =========       =========       ========        ========

Year Ended December 31, 1999            $  2,295       $   1,828       $   (884)       $  (137)        $  3,102
                                        ========       =========       =========       ========        ========

Year Ended December 31, 1998            $  2,415       $     728       $   (888)       $     40        $  2,295
                                        ========       =========       =========       ========        ========

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


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following Summary Compensation Table sets forth the compensation awarded to, earned by or paid to all individuals serving as the Company's Chief Executive Officer ("CEO") or in a similar capacity during the fiscal year ended December 31, 2000 and certain other executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                    ANNUAL COMPENSATION                   COMPENSATION
                                               -----------------------------------     -------------------
                                                                         OTHER         AWARDS OF
NAME AND                                                                 ANNUAL         OPTIONS/    LTIP       ALL OTHER
PRINCIPAL POSITION                  YEAR       SALARY       BONUS     COMPENSATION        SARS     PAYOUTS    COMPENSATION
                                                 ($)         ($)         ($)(3)            (#)       ($)          ($)(4)
-----------------------------       ----       ------       -----     ------------     ---------   -------    ------------
James Kahl (1)                      2000       69,111      368,900       68,200           --           --          387
Vice Chairman of the Board          1999           --           --           --           --           --           --
                                    1998           --           --           --           --           --           --

Hiromasa Yokoi (2)                  2000      287,915       60,800       32,868           --      163,084      151,192
Vice Chairman of the Board,         1999      534,539           --       65,720           --           --        9,448
CEO and President                   1998      523,912      186,700       65,724           --      530,000       10,400

James Lewis                         2000      299,469       36,200          510           --       53,375       15,058
Chief Executive Officer,            1999      249,685           --          306           --           --       10,400
Berlitz GlobalNET                   1998      229,449       82,600        9,677       10,000           --        4,281

Susumu Kojima                       2000      247,000       58,000           --           --       44,300           --
Vice President,                     1999      224,000       60,000           --           --           --           --
Asia Language Services              1998      212,000       15,000           --        1,980      186,000           --

Jose Alvarino                       2000      209,828       65,300       26,930           --       24,400        8,122
Vice President                      1999      200,000           --       27,173           --           --        8,318
                                    1998      198,500       58,109       27,121           --      100,000        8,216

Mark Harris                         2000      172,692      100,000       48,494           --       20,740       11,225
Vice President                      1999      181,134           --      123,159           --           --       10,400
                                    1998      155,000       50,000          231        5,000           --       10,075

--------
(1) Mr. Kahl, whose employment with the Company commenced on July 1, 2000, is acting as the Company's senior executive officer. Mr. Kahl has served as a director of the Company since March 7, 2000.

(2) Mr. Yokoi served as Vice Chairman, CEO and President until his retirement on June 30, 2000.

(3) Other Annual Compensation for Mr. Kahl represents consulting fees prior to the commencement of his employment. For Mr. Yokoi and Mr. Alvarino, this column primarily represents monthly housing allowances. For Mr. Lewis and Mr. Harris, this column primarily represents relocation expense reimbursements.

(4) The amounts reported in this column for 2000 for Mr. Yokoi primarily represent benefits received under the Company's Supplemental Executive Retirement Plan. Also included in these columns are contributions made by the Company for the account of each Named Executive Officer pursuant to the thrift and retirement portions of the Berlitz Retirement Savings Plan.

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

                                         YEARS OF SERVICE
                        -------------------------------------------------------
                        PARTICIPANTS AT
                        MARCH 5, 2001              ALL OTHER PARTICIPANTS
                        -------------------------------------------------------
    COMPENSATION        5 OR MORE              5           10        15 OR MORE
    ------------        ---------          --------    ---------     ----------
      $100,000          $  40,000          $ 10,000    $  20,000     $  30,000
       150,000             60,000            15,000       30,000        45,000
       200,000             80,000            20,000       40,000        60,000
       250,000            100,000            25,000       50,000        75,000
       300,000            120,000            30,000       60,000        90,000
       400,000            160,000            40,000       80,000       120,000
       550,000            220,000            55,000      110,000       165,000
       750,000            300,000            75,000      150,000       225,000

Under the SERP, monthly benefits are available to any participant who retires at age 60 or above, with at least 5 years of service with the Company. The retirement income/disability retirement benefits are based on a percentage (the "SERP percentage") of an average monthly salary (calculated on the base salary over the last 36 months of employment(2) and 1/36th of the last three short-term bonuses paid) and will be paid to the retired participant for life, with 50% of the benefit paid to the participant's surviving spouse for life upon the retired participant's death. On March 5, 2001, the Compensation Committee and the Board of Directors approved an increase in the SERP percentage for participants at that date from 30% to 40% (retroactive to 2000). The SERP percentage for all other participants is 2% (or such other percentage as the board of directors may determine) multiplied by years of service, not to exceed 30%. On December 7, 1999, the Compensation Committee and the board of directors approved an increase in the SERP percentage from 30% to 40% of average final pay for four participants, Robert C. Hendon, Jr., Hiromasa Yokoi, Henry D. James and David Horn, in anticipation of their pending retirement. The Company will also provide each retired participant and their surviving spouse with medical coverage for both of their lives. If a participant with at least 5 years of service dies before retirement, the participant's designated beneficiary will receive, in lieu of the above-mentioned benefits, a one-time payment equal to the participant's base salary projected to age 65 at a 4% annual increase.

Each of the Named Executive Officers, except for Mr. Kahl and Mr. Lewis, are participants in the SERP and will each have at least 5 years of service at age
60. The compensation covered under the SERP for each of the Named Executive Officers who is a participant is shown under the "Salary" and "Bonus" columns of the Summary Compensation Table.

Awards under the SERP are subject to deduction for Social Security.

Mr. Kahl is the sole participant in a separate executive retirement plan (the "ERP"), the purpose of which is to encourage his productive efforts by providing retirement income, disability benefits, retiree medical benefits and death benefits to him and his beneficiaries. Under the ERP, upon reaching age 60 and completing two years of continuous service starting March 7, 2000, Mr. Kahl is eligible to receive a normal retirement benefit. This normal retirement benefit is equal to 40% of (a) an average imputed annual salary, currently $575,000, for the last 24 months of continuous service prior to termination of employment plus
(b) the average of the last two short-term incentive bonuses actually paid out prior to termination of employment, as shown under the "Bonus" column of the Summary Compensation Table. If Mr. Kahl should die prior to commencement of the normal retirement benefit payment, his surviving spouse (or if no spouse survives, his estate) shall receive an amount equal to 100% of his imputed base salary. This amount will be funded from a "split-dollar" life insurance policy purchased by the Company to fund Mr. Kahl's retirement benefit. If Mr. Kahl dies after commencement of the normal retirement benefit payment, his surviving spouse (if any) will receive an amount for life equal to 50% of his retirement benefit. The ERP also provides that if Mr. Kahl retires, or if he dies while employed prior to his normal retirement age, the Company will provide medical coverage to both Mr. Kahl and his spouse for their lifetimes. Competitive employment, confidentiality and termination for cause clauses are included in the ERP.

The Company intends to fund the SERP/ERP through a combination of funds generated from operations and life insurance policies and annuity contracts on the participants. The insurance policies and annuity contracts on the SERP/ERP participants are held in an irrevocable grantor trust. Subject to the claims of the company's general creditors in the event of the company's insolvency, the trust's principal and income shall be held by the trust until paid to the SERP/ERP participants in such manner and at such times as specified in the SERP/ERP. It is the intention of the Company that the trust constitutes an unfunded arrangement and does not affect the status of the SERP/ERP as an unfunded plan. Included within "Other assets" on the Company's Consolidated Balance Sheet at December 31, 2000, is $4.3 million held by the trust.


2000 BOARD OF DIRECTORS MEETINGS, COMMITTEES AND FEES

During 2000, the Board of Directors of the Company met four times. The Board of Directors had five standing committees in 2000: Executive, Audit, Disinterested Directors, Compensation, and Nominating Committees.

The Executive Committee may, with certain exceptions, exercise the powers of the board of directors during the intervals between meetings of the board of directors. The Executive Committee held two telephonic meeting during 2000.

The Audit Committee recommends the engagement of the independent auditors of the Company to the Board of Directors and reviews with the independent auditors the scope and results of the Company's audits. The Audit Committee reviews the terms of all agreements between the Company and its affiliates. The Audit Committee meets with management and with the Company's internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal control, including the nature, extent and results of their audits, and otherwise maintains communications between the Company's independent auditors and the Board of Directors. The Audit Committee met three times during 2000.

The Disinterested Directors Committee reviews and monitors all matters affecting the relationship between the Company and Benesse and its affiliates. During 2000, the Disinterested Directors Committee met twice.

The Compensation Committee reviews performance of corporate officers, establishes overall employee compensation policies and recommends major compensation programs to the Board of Directors. It also reviews and approves salary arrangements and other remuneration for executive officers of the Company and is responsible for review of certain employee benefit plans. The Compensation Committee oversees and approves grants of stock options and other awards pursuant to the Company's various stock option and stock appreciation plans. It also administers the Company's short-term and long-term incentive compensation plans, and approves awards and discretionary bonuses under these plans. No member of the Compensation committee is eligible to participate in the stock option, stock appreciation, or incentive compensation plans, except for a special one-time grant on December 9, 1997 of 500 options to each director. During 2000, the Compensation Committee met in person four times.

The Nominating Committee nominates directors and considers possible successors to senior executives. During 2000, the Nominating Committee met once and held one telephonic meeting.

The Company's standard retainer payable to each director who is not an employee of the Company or any of its affiliates is $35,000 per year, plus expenses, with an additional $2,000 for each committee meeting attended and $1,000 for each meeting participated in by telephone. No fees are paid for actions taken by unanimous written consent. Directors who are also full-time employees of the Company or any of its affiliates receive no compensation in consideration of their duties as directors, but are eligible to participate in the health benefit plan maintained by the company. The outside directors earned an aggregate of approximately $235,000 as cash compensation for their services during 2000.

The Company has entered into indemnification agreements with each director and executive officer pursuant to which the Company agrees to pay any amount a director or executive officer becomes obligated to pay as a result of any claims made against the director or executive officer because of any alleged act, omission, neglect or breach of duty which he commits while acting in his capacity as a director or executive officer and solely because of his being a director or executive officer, subject to limitations imposed by the New York Business Corporation Law.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF
CONTROL ARRANGEMENTS

Under a letter agreement between the Company and James Kahl, if Mr. Kahl is terminated during the two-year term ending March 6, 2002, he is eligible to be paid the remainder of his then current annual salary to the end of the term.

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

As previously noted under "2000 Board of Directors Meetings, Committees and Fees", the Company is a party to indemnification agreements with each director and executive officer.

               COMPENSATION COMMITTEE REPORT FOR FISCAL YEAR 2000

The Compensation Committee of the board of directors reviews and determines the compensation of the Company's executive officers. It also reviews and approves any employment, severance or similar agreements for executive officers. Furthermore, the Compensation Committee oversees and approves grants of stock options and other awards pursuant to the Company's various stock option and stock appreciation plans, and determines the amount, if any, of the Company's contributions under its retirement savings plan. It also administers the Company's short-term and long-term incentive compensation plans, and approves awards and discretionary bonuses under these plans.

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

The key components of executive officer compensation are base salary, cash bonuses, and awards pursuant to incentive-based plans. The Compensation Committee attempts to combine these components in such a way to attract, motivate and retain key executives critical to the long-term success of the Company. A discussion of the various components of executive compensation for the fiscal year 2000 follows.

BASE SALARY

Each executive officer receives a base salary, with the potential for annual salary increases based largely on merit from prior annual performance.

The proposed annual compensation of executive officers for the 2000 calendar year was discussed at Compensation Committee meetings held in 1999 and 2000. Base salary recommendations were made by management of the Company for the committee to approve. After review and consideration of management's recommendations, the committee approved base salary adjustments for executive officers considering individual and company performance, as well as any changes in the individual's employment position. The criteria used to evaluate company performance were sales and earnings figures, and return on equity. The committee believes that all such criteria were accorded equal weight.

Pursuant to the Company's Short-Term Incentive Plan, each executive officer is eligible for an annual bonus based upon the officer's present employment position and company performance compared to earnings goals. The committee believes that individual performance and company performance are given approximately equal weight. The Short-Term Incentive Plan also permits the committee to award discretionary cash awards to employees, who may or may not be participants under the Short-Term Incentive Plan, subject to those terms and conditions as the committee shall determine in its sole discretion. At its March 5, 2001, meeting, the committee approved, after discussion, discretionary bonuses for executive officers of $147,100 for the year 2000 for exceptional individual performance.

STOCK BASED AWARDS

No grants of stock options, restricted stock, or any other stock-based awards were made in 2000 under the Company's 1989 and 1996 stock option plans.

LONG-TERM EXECUTIVE INCENTIVE COMPENSATION PLANS

On September 7, 2000, the Compensation Committee terminated the Company's 1999 Long Term Incentive Plan (the "1999 LTIP"), which had provided for cash awards to be paid to senior management in 2002 based on revenue, earnings and cash flow targets achieved during the three year period from 1999 to 2001. Consequently, the Company paid executive officers in 2000 $0.7 million that had been accrued in 1999.

The 1999 LTIP was replaced with a phantom stock appreciation plan covering Berlitz International, Inc. and Berlitz Languages, Inc. (the "2000 PSAP") and a non-qualified stock option plan for Berlitz GlobalNET (the "2000 GlobalNET Plan"), both approved by the Compensation Committee on September 7, 2000. No specific grants have been made as of December 31, 2000 under either the 2000 PSAP or the 2000 GlobalNET Plan.

OTHER COMPENSATION

The executive officers also are eligible to participate in the Company's pension plan. The pension plan provides for the Company to make regular contributions based on salaries of eligible employees. During 2000, the Company contributed 3.5% of eligible employees' respective base salary to the pension plan, and provided matching contributions under its 401(k) plan to all domestic employees up to a maximum of 3% of the employee's salary.

SENIOR EXECUTIVE OFFICER COMPENSATION

The Compensation Committee approved and ratified the compensation paid to both Mr. Kahl (who is acting as the Company's senior executive officer) and Mr. Yokoi for fiscal year 2000 based on their business experience, their responsibilities to guide the Company's daily affairs and long-term strategic plan in a global marketplace, and the Company's 2000 performance. The committee believes that both Mr. Kahl's and Mr. Yokoi's compensation package for the year 2000 was in line with compensation packages of chief executive officers of other companies with similar annual revenues.

TAX LEGISLATION

The committee has reviewed regulations issued by the U.S. Internal Revenue Service which limit deductions for certain compensation in excess of $1 million annually paid to executive officers of public companies. Based on present levels of compensation, the Company does not anticipate the loss of deductibility for any compensation paid over the next year.

COMPENSATION COMMITTEE MEMBERSHIP

During 2000, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Takuro Isoda. All of the views expressed by the Compensation Committee in 2000 may not have been the views of each member of the Compensation Committee individually. However, all decisions affecting compensation were approved by all of the members of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2000, the Compensation Committee consisted of Edward G. Nelson, Robert L. Purdum and Takuro Isoda. None of these committee members were officers of the Company or any of its subsidiaries during 2000 or any previous year.

PERFORMANCE GRAPHS

The following graphs set forth the Company's total shareholder return as compared to the S&P 400 Industrial Index and a peer group index (described below) over a five-year period, beginning on December 31, 1995, and ending on December 31, 2000. The total shareholder return assumes $100 invested at the beginning of the period in the Company's common stock, the S&P 400 Industrial Index and the peer group index. It also assumes reinvestment of all dividends.

As the Company is the only publicly-held language instruction company, there are no directly comparable companies. Therefore, the Company has created a peer group index of selected publicly-held companies in the educational services and educational publishing industries. The companies included in this peer group are: ITT Educational Services, Inc. (a leading proprietary provider of technical post secondary degree programs in the U.S.); Education Management Corporation (among the largest providers of proprietary post-secondary education in the U.S. offering degree and non-degree programs in the areas of design, media arts, culinary arts, fashion and paralegal studies); and three educational publishing companies: Houghton Mifflin, John Wiley & Sons and McGraw-Hill, Inc. While none of these companies are directly comparable to the Company, the Company believes they are within the same broad category of education-related businesses as the Company.

Education Management Corporation has been publicly traded since October 1996. For purposes of creating the peer group index, this company has been given a market capitalization weighting of zero for those periods prior to its initial public trading dates.

                           COMPARISON OF STOCK PRICES
            BERLITZ INTERNATIONAL, INC., THE S&P 400 INDUSTRIAL INDEX
                              AND PEER GROUP INDEX





                                [GRAPHIC OMITTED]





====================|=========|=========|=========|=========|=========|========|
                    |  1995   |   1996  |   1997  |   1998  |   1999  |   2000 |
                    |         |         |         |         |         |        |
Berlitz             |  $ 100  |  $ 124  |  $ 161  |  $ 176  |  $ 104  |  $  49 |
--------------------|---------|---------|---------|---------|---------|--------|
S & P 400 Index     |  $ 100  |  $ 123  |  $ 161  |  $ 215  |  $ 271  |  $ 227 |
--------------------|---------|---------|---------|---------|---------|--------|
Peer Group Index    |  $ 100  |  $ 122  |  $ 181  |  $ 261  |  $ 286  |  $ 298 |
====================|=========|=========|=========|=========|=========|========|

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth the number and percentage of shares of common stock beneficially owned as of March 6, 2001, by each director, nominee, the Named Executive Officers, and all officers and directors as a group. If not mentioned by name, no individual in the categories described above beneficially owned any shares of common stock as of March 6, 2001. No security set forth in the third column of the following table reflects an amount as to which the beneficial owner has joint voting or investment power.

                                                  AMOUNT AND
                                                  NATURE OF
                        NAME OF                   BENEFICIAL        PERCENT
    TITLE OF CLASS      BENEFICIAL OWNER          OWNERSHIP         OF CLASS
    --------------      ----------------          -------------     --------

       Common           Soichiro Fukutake         8,934,533 (1)     61.84%(11)
       Common           James Kahl                        -             *
       Common           Laurence Berg                     -(10)         *
       Common           Takura Isoda                      -             *
       Common           Hiroshi Kitada                    -             *
       Common           James Lewis                   6,320 (2)         *
       Common           Edward G. Nelson              2,000 (3)         *
       Common           Robert L. Purdum              2,500 (4)         *
       Common           Antony Ressler                    -(10)         *
       Common           Ryoichi Tanaka                    -             *
       Common           Jose Alvarino                21,547 (5)         *
       Common           Mark Harris                   5,517 (6)         *
       Common           Henry D. James               27,972 (7)         *
       Common           Susumu Kojima                18,320 (8)         *
       Common           Hiromasa Yokoi               50,220 (9)         *

                        All Officers and
                        Directors as a Group
       Common           (21 in number)            9,109,159         63.13%(11)

----------
(1) This amount includes: a) 6,985,338 shares of outstanding common stock beneficially owned by Benesse and Benesse Holdings; b) 1,664,145 shares of common stock which would be issuable upon conversion of $55 million in convertible debentures (the "Benesse Debentures") held by Benesse Holdings; c) 227,800 shares of common stock held by Mr. Fukutake; d) 6,500 shares of common stock awarded to Mr. Fukutake in 1999 in lieu of his participation in the 1999 LTIP; and e) 50,750 shares of common stock which would be issuable under currently exercisable stock options held by Mr. Fukutake. Mr. Fukutake is the President, Representative Director and principal shareholder of Benesse. Consequently, he could be deemed to be in ultimate control of Benesse and the beneficial owner of shares that it beneficially owns. See "Security Ownership of Certain Beneficial Owners."
(2) Includes options to purchase 5,120 shares, which are currently exercisable.
(3) Includes options to purchase 500 shares, which are currently exercisable. Further, Mr. Nelson's wife owns an additional 1,000 shares of common stock, for which Mr. Nelson has disclaimed ownership.
(4)   Includes options to purchase 500 shares, which are currently exercisable.
(5) Includes options to purchase 15,360 shares, which are currently exercisable.

(6) Includes options to purchase 5,120 shares, which are currently exercisable.
(7) Includes options to purchase 20,300 shares, which are currently exercisable.
(8) Includes options to purchase 18,320 shares, which are currently exercisable.
(9) Includes options to purchase 46,220 shares, which are currently exercisable.
(10) Does not include 3,025,718 shares of common stock, which would be issuable upon conversion of $100 million in convertible debentures (the "Apollo Debentures") held by two affiliates of Apollo. The beneficial ownership of these shares is disclaimed by each of Mr. Ressler and Mr. Berg, whose relationships with Apollo are described under "Executive Officers and Directors of the Registrant".
(11) Assumes conversion of all convertible debentures held by Apollo and Benesse Holdings and the exercise of all currently exercisable stock options. In the event that Apollo converted all of its convertible debentures but Benesse Holdings did not convert any of its convertible debentures, Apollo would own approximately 24% of the total common stock then outstanding. Alternatively, in the event that Benesse Holdings converted all of its convertible debentures but Apollo did not convert any of its convertible debentures, Benesse Holdings would own approximately 78% of the total common stock then outstanding.

* Less than 1%

To the best of the Company's knowledge, there are no events of delinquent filing requiring disclosure under Item 405 of Regulation S-K, except that Mark Harris did not timely file a Form 4 with respect to his acquisition of 397 shares in April 2000. Mr. Harris has since filed a Form 4 with respect to the acquisition of these shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the ownership by each person or group known by the Company to own beneficially more than 5% of common stock:

                            NAME AND ADDRESS OF                                        PERCENT
   TITLE OF CLASS             BENEFICIAL OWNER                     OWNERSHIP           OF CLASS
   --------------      ----------------------------               -----------         ----------
     Common            Benesse Corporation (1)                      8,934,533         61.84% (3)
                       3-17-17 Minamigata
                       Okayama-shi 700, Japan

     Common            Apollo Advisors, L.P.                        3,025,718(2)      20.94% (3)
                       1999 Avenue of the Stars
                       Los Angeles, CA 90067

     Common            Dimensional Fund Advisors, Inc. (5)            822,372          8.61% (4)
                       1299 Ocean Avenue
                       Santa Monica, CA 90401

     Common            Mario Gabelli (6)                              482,500          5.05% (4)
                       One Corporate Center
                       Rye, NY 10580-1434

----------
(1) Fukutake Publishing Co., Ltd. changed its name to Benesse Corporation on April 1, 1995. As of March 12, 2001, 6,972,138 shares of outstanding common stock are held by Benesse Holdings, and 13,200 shares of outstanding common stock are held directly by Benesse. In addition, 1,664,145 shares of common stock would be issuable upon conversion of the Benesse Debentures. Mr. Fukutake holds 227,800 shares of common stock, and another 6,500 shares of common stock were awarded to Mr. Fukutake in 1999 in lieu of his participation in the 1999 LTIP. An additional 50,750 shares of common stock would be issuable upon exercise of currently exercisable stock options held by Mr. Fukutake. Soichiro Fukutake is the President, Representative Director and principal shareholder of Benesse.
(2) Represents 3,025,718 shares of common stock, which would be issuable upon conversion of the Apollo Debentures.
(3) Assumes conversion of all convertible debentures held by Apollo and Benesse Holdings and the exercise of all currently exercisable stock options. In the event that Apollo converted all of the Apollo Debentures but Benesse did not convert any Benesse Debentures, Apollo would own approximately 24% of the total common stock then outstanding. Alternatively, in the event that Benesse converted all Benesse Debentures but Apollo did not convert any Apollo Debentures, Benesse would own approximately 78% of the total common stock then outstanding.
(4) Percent of Class does not assume the conversion of all convertible debentures held by Apollo and Benesse Holdings or the exercise of all currently exercisable stock options.
(5) This information is taken from the Schedule 13G, dated February 2, 2001, filed with the Securities and Exchange Commission. Dimensional Fund Advisors, Inc. ("Dimensional"), in its role as investment advisor or manager to certain investment companies, commingled group trusts and separate accounts (collectively, the "Funds"), possesses voting and/or investment power over these shares of common, which are owned by the Funds. Dimensional disclaims beneficial ownership of all such shares.
(6) This information is taken from the Schedule 13D, dated May 9, 2000, filed with the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Soichiro Fukutake is the President of Benesse and the Chairman of Benesse Holdings. Mr. Fukutake beneficially owns 20.7% of Benesse's outstanding common stock and, accordingly, may be deemed to control Benesse. Benesse currently beneficially owns 7,219,638 shares (or approximately 76%) of the 9,546,536 shares of Berlitz common stock outstanding at March 20, 2001. Hiroshi Kitada, James Kahl and Ryoichi Tanaka serve on the board of directors of Benesse Holdings.

James Kahl currently serves as the Benesse nominee on the board of directors of the company in connection with the acquisition by Benesse in January 1991 of a 20% interest in Berlitz Japan, Inc.("Berlitz Japan"), a subsidiary of the company.

On December 28, 2000, Benesse and Benesse Holdings made a proposal to acquire all of the outstanding shares of common stock of Berlitz not held by them or Mr. Fukutake for a cash price of $12.00 per share. A special committee of disinterested directors of Berlitz is evaluating the fairness of the proposal.

Pursuant to a 1999 private placement, the Company has $100.0 million aggregate principal amount of outstanding convertible debentures to Apollo and $55.0 million aggregate principal amount of outstanding convertible debentures to Benesse Holdings. Assuming conversion of all of the convertible debentures issued in the transaction, Apollo would own approximately 20% of the then outstanding common stock of the company and Benesse Holdings would own approximately 60% of the then outstanding common stock of the company. During 2000, the Convertible Debentures bore interest at 5% per year, paid semi-annually.

Pursuant to a 1999 transaction, the Company also has a promissory note payable to Benesse Holdings in the principal amount of $50.0 million. During 2000, this note bore interest at 5.2% per year, paid semi-annually.

The Company and Benesse maintain a joint Directors and Officers ("D&O") insurance policy covering acts by directors and officers of both Benesse and the Company. Consequently, the premium on the

D&O policy is allocated 60% to Benesse and 40% to the Company. Since May 1995, the Company has also maintained a stand-alone Employment Practices Liability ("EPL") insurance policy covering the company, its officers and directors (including the Benesse directors who are also directors of the Company). The premium on this EPL policy is allocated 30% to Benesse and 70% to the Company.

The Company and Benesse participated in certain other joint business arrangements during 2000, in the ordinary course of business, including the following:

o Pursuant to extended industrial block contracts, Berlitz Japan provided lessons to Benesse at its standard rate for prepaid industrial lessons which was approximately 20% below the rate charged for individual instruction. Revenues under these contracts aggregated approximately 10 million Yen (approximately $93,000 at an average 2000 exchange rate of (Y) 108).

o The Company's subsidiary, Berlitz Franchising Corporation, is party to a standard franchise agreement dated July 30, 1997 with the Okayama Language Center, Inc., a corporation formed by Benesse and the Okayama Institute of Languages, the latter being controlled by Mr. Fukutake's sister-in-law.

o The Company and Benesse also participated in certain other joint business arrangements in the ordinary course of business, none of which had a material effect on the financial statements.

Management believes that the company has entered into all such agreements on terms no less favorable than it would have received in an arm's-length transaction with independent third parties. Each of the transactions with Benesse entered into after the merger was approved by the Disinterested Directors Committee.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


A.       Index to Financial Statements and Financial Statement Schedules

         1.   FINANCIAL STATEMENTS

         2.   FINANCIAL STATEMENT SCHEDULES

              The Financial Statements and the Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8 on page 39.

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

         4.1 Specimen Certificate of Common Stock. Exhibit 4.1 to Registration Statement No. 33-56566 is incorporated by reference herein.

         10.1 Agreement among the registrant, Berlitz Financial Corporation, The Berlitz School of Language (Japan) Inc., The Berlitz Schools of Languages Limited and Maxwell Communication Corporation plc, dated January 8, 1993. Exhibit 1 to the Company's Form, 8-K, dated January 7, 1993, is incorporated by reference herein.

         10.2 Agreement among the registrant, Berlitz Financial Corporation, Macmillan, Inc. and Macmillan School Publishing Holding Company, Inc., dated January 8,1993. Exhibit 2 to the Company's Form 8-K, dated January 7, 1993 is incorporated by reference herein.

         10.3 1989 Stock Option and Incentive Plan. Exhibit 10.13 to Registration Statement No. 33-31589 is incorporated by reference herein.

         10.4 Berlitz International, Inc. Non-Employee Directors' Stock Plan. Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

         10.5 Berlitz International, Inc., Retirement Savings Plan, effective as of January 1, 1992. Exhibit 10.31 to Registration Statement No. 33-56566 is incorporated by reference herein.

         10.6 1993 Short-Term Executive Incentive Compensation Plan. Exhibit 2 to the Company's Form 8-K, dated December 2, 1993 is incorporated by reference herein.

         10.7 Supplemental Executive Retirement Plan, effective as of January 1, 1996. Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference herein.

         10.8 Form of Indemnity Agreement between the Registrant and Macmillan, Inc. dated October 11, 1989. Exhibit 10.16 to Registration Statement No. 33-31589 is incorporated by reference herein.

         10.9 Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

         10.10 Amendment No. 1 to Shareholders' Agreement among Berlitz Languages, Inc., Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) and the registrant, dated as of November 8, 1990. Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein. Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

         10.11 Stock Purchase Agreement, dated as of November 8, 1990, between Berlitz Languages, Inc., the registrant and Benesse Corporation (formerly Fukutake Publishing Co., Ltd.) Exhibit
                  10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

         10.12 Form of Indemnification Agreement between the registrant and each of Robert Maxwell, Kevin Maxwell, Martin E. Maleska and David H. Shaffer. Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 is incorporated by reference herein.

         10.13 Form of Amended and Restated Indemnification Agreement between the registrant and each of Elio Boccitto, John Brademas, Rozanne L. Ridgway, Joe M. Rodgers, Robert Minsky and Rudy G. Perpich. Exhibit 10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

         10.14 Amended and Restated Indemnification Agreement between the registrant and Hiromasa Yokoi. Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

         10.15 Form of Indemnification Agreement between the registrant and each of Soichiro Fukutake, Owen Bradford Butler, Susumu Kojima, Saburo Nagai, Edward G. Nelson, Makoto Sato and Aritoshi Soejima. Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 is incorporated by reference herein.

         10.16 Form of Indemnification Agreement between the registrant and each of Jose Alvarino, Manuel Fernandez, Paul Gendler, Robert
                  C. Hendon, Jr., Henry James, Jacques Meon, Michael Mulligan, Kim Sonne, Anthony Tedesco and Wolfgang Wiedeler. Exhibit
                  10.24 to Registration Statement No. 33-56566 is incorporated by reference herein.

         10.17 Indemnification Agreement between the Company and each of Ellen Adler, Perry Akins, Mark Harris, Brian Kelly, James Lewis, Lionel Mellet and Kazuo Yamakawa. Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is incorporated by reference herein.

         10.18 Employment Agreement, dated March 13, 1995, between the Company and Frank Garton. Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

         10.19 Employment Agreement, dated June 25, 1997, between the Company and James Lewis. Exhibit 10.42 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

         10.20 Amended and Restated Employment Agreement, dated November 1, 1986, and Amendment No. 1 thereto, dated October 1, 1988, between the Company (as successor to ELS Educational Services, Inc.) and Perry S. Akins. Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein.

         10.21 Stock Purchase Agreement between Fukutake Holdings (America), Inc. and Berlitz International, Inc., dated April 29, 1997.
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference herein.

         10.22 1996 Stock Option Plan, as amended. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference herein.

         10.23 Stock Purchase Agreement, dated November 14, 1997, between MCC Proceeds, Inc. and Berlitz International, Inc. Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated by reference herein.

         10.24 Stock Purchase Agreement, dated as of July 23, 1997, between ELS Educational Services, Inc., Roger O. Walther S.P. Trust, Wendy Walther, Christine Walther Tripp, Edward Walther, Anne Dunning, John Dunning, and Berlitz International, Inc. Exhibit 1 to the Company's Current Report on Form 8-K dated July 23, 1997 is incorporated by reference herein.

         10.25 Form of Purchase Agreement (for $100 million 5% Convertible Exchangeable Subordinated Debentures due 2010, Series A), dated as of October 2, 1998, between Berlitz International, Inc., Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 1 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.26 Form of Purchase Agreement (for $55 million 5% Convertible Exchangeable Subordinated Debentures due 2010, Series B), dated as of October 2, 1998, between Berlitz International, Inc., and Benesse Holdings International, Inc. Exhibit 2 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.27 Form of Registration Rights Agreement, dated as of October 2, 1998, between Berlitz International, Inc., and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 3 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.28 Form of Registration Rights Agreement, dated as of October 2, 1998, between Berlitz International, Inc., and Benesse Holdings International, Inc. Exhibit 4 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.29 Form of Investors Agreement between Berlitz International, Inc., and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 5 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.30 Form of Voting Agreement, dated as of October 2, 1998, between Benesse Corporation, and Apollo Management IV, L.P. on behalf of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners, IV, L.P. Exhibit 6 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein.

         10.31 Form of $50 million Subordinated Promissory Note from Berlitz International, Inc. to Benesse Holdings International, Inc.
                  Exhibit 8 of the Company's Form 8-K dated October 6, 1998 is incorporated by reference herein, except that initial interest rate, as defined in that Exhibit, has changed to 5.2% per annum from 5.9% per annum.

         10.32 Form of Indemnification Agreement between the Company and each of Laurence Berg, Takuro Isoda, Mako Obara, and Antony Ressler. Exhibit 10.59 of the Company's Form 10-K for the year ended December 31, 1998 is incorporated by reference herein.

         10.33 Amendment No. 1 to Berlitz International, Inc. Supplemental Executive Retirement Plan. Exhibit 10.60 of the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference herein.

         10.34 Form of Amendment No. 1 to the Credit Agreement dated as of March 31, 1999 between the registrant, Bank of America, N.A., and the Lenders party thereto from time to time. Exhibit 10.61 of the Company's Form 10-K for the year ended December 31, 1999 is incorporated by reference herein.

         10.35 Form of Executive Retirement Plan for James R. Kahl, effective as of March 7, 2000. Exhibit 10 of the Company's Form 10-Q for the quarter ended September 30, 2000 is incorporated by reference herein.

         21*      List of subsidiaries of the registrant.

         23*      Consent of Independent Auditors.

         *Filed herewith.

B.       Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

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

                           BERLITZ INTERNATIONAL, INC.


                               By: /s/ JAMES KAHL
                                   ---------------------
                                   James Kahl
                                   Vice Chairman of the Board

Dated:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  SOICHIRO FUKUTAKE
---------------------------                 Chairman of the Board                       March 30, 2001
     Soichiro Fukutake

/s/  JAMES KAHL
---------------------------                 Vice Chairman of the Board                  March 30, 2001
     James Kahl                             (Principal Executive Officer)

/s/  JAMES LEWIS
---------------------------                 Executive Vice President,                   March 30, 2001
     James Lewis                            and Director

/s/  ROYICHI TANAKA
---------------------------                 Vice President, and Director                March 30, 2001
     Royichi Tanaka

/s/  RONALD STARK
---------------------------                 Vice President                              March 30, 2001
     Ronald Stark                           (Principal Accounting Officer)

/s/  HIROSHI KITADA
---------------------------                 Director                                    March 30, 2001
     Hiroshi Kitada

/s/  LAURENCE BERG
---------------------------                 Director                                    March 30, 2001
     Laurence Berg

/s/  ANTONY RESSLER
---------------------------                 Director                                    March 30, 2001
     Antony Ressler

/s/  TAKURO ISODA
---------------------------                 Director                                    March 30 2001
     Takuro Isoda

/s/  EDWARD G. NELSON
---------------------------                 Director                                    March 27, 2001
     Edward G. Nelson

/s/  ROBERT L. PURDUM
---------------------------                 Director                                    March 30, 2001
     Robert L. Purdum

                                       96