Form 10-Q
period 2001-03-31
BERLITZ INTERNATIONAL INC
filed 2001-05-15
CIK 856529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (609) 514-9650
          ------------------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
    ------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

The number of shares outstanding of the registrant's common stock, at the close of business on May 2, 2001, were 9,546,536.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                (Dollars in thousands, except per share amounts)

                                                                          2001                       2000
--------------------------------------------------------------------------------        ------------------
Sales of services and products                                $        122,826          $         112,544
                                                              ----------------          -----------------

Costs and expenses:
   Cost of services and products sold                                   76,311                     67,623
   Selling, general and administrative                                  39,520                     37,599
   Restructuring and other unusual charges                                 916                         --
   Amortization of publishing rights, excess of cost
      over net assets acquired, and other intangibles                    4,608                      4,625
   Interest expense on long-term debt                                        8                         23
   Interest expense on convertible debentures
      with related parties                                               2,000                      1,995
   Interest expense on notes to affiliates                                 641                        655
   Other (income) expense, net                                            (175)                        95
                                                              ----------------          -----------------
         Total costs and expenses                                      123,829                    112,615
                                                              ----------------          -----------------
Loss before income taxes and minority interest in
   operations of subsidiaries                                           (1,003)                       (71)
Income tax expense                                                      (1,214)                    (1,735)
Minority interest in operations of subsidiaries                           (133)                      (171)
                                                              ----------------          -----------------

Net loss                                                      $         (2,350)         $          (1,977)
                                                              ================          =================
Loss per share - basic and diluted:
   Loss per share                                             $          (0.25)         $           (0.21)
                                                              ================          =================

Average number of shares outstanding (000's)                             9,546                      9,546
                                                              ================          =================

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          (UNAUDITED)
                                                                            MARCH 31,              DECEMBER 31,
                                                                                 2001                      2000
--------------------------------------------------------------------------------------           ---------------
ASSETS
CURRENT ASSETS:
Cash and temporary investments                                         $       36,993            $       42,815
Accounts receivable, less allowance for
  doubtful accounts of $4,529 and $4,439                                       57,671                    51,272
Unbilled receivables                                                           14,516                    14,289
Inventories, net of reserves of $892 and $879                                   9,640                     9,200
Prepaid expenses and other current assets                                       9,211                     8,040
                                                                       --------------           ---------------
  TOTAL CURRENT ASSETS                                                        128,031                   125,616
Property and equipment, net of accumulated
  depreciation of $27,787 and $27,400                                          46,224                    48,656
Publishing rights, net of accumulated
  amortization of $7,182 and $6,962                                            14,803                    15,023
Excess of cost over net assets acquired and other intangibles,
  net of accumulated amortization of $112,215 and $109,156                    448,924                   459,019
Other assets                                                                   37,250                    38,105
                                                                       --------------           ---------------
  TOTAL ASSETS                                                         $      675,232            $      686,419
                                                                       ==============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                      $          881            $        1,252
Accounts payable                                                               11,752                    11,571
Deferred revenues                                                              61,998                    61,960
Payrolls and commissions                                                       18,257                    19,149
Income taxes payable                                                            1,848                     1,880
Due to affiliates                                                                 633                        --
Interest payable on convertible debentures                                         --                     1,938
Liability for restructuring and other unusual charges                           3,596                     5,271
Accrued expenses and other current liabilities                                 22,671                    21,260
                                                                       --------------           ---------------
  TOTAL CURRENT LIABILITIES                                                   121,636                   124,281
Long-term debt                                                                     62                        77
Convertible debentures with related parties                                   155,000                   155,000
Notes payable to affiliates                                                    50,000                    50,000
Other liabilities                                                              30,011                    30,242
Minority interest                                                              10,226                    10,082
                                                                       --------------           ---------------
  TOTAL LIABILITIES                                                           366,935                   369,682
                                                                       --------------           ---------------

SHAREHOLDERS' EQUITY:
Common stock                                                                    1,005                     1,005
Additional paid-in capital                                                    372,791                   372,791
Accumulated deficit                                                           (23,620)                  (21,270)
Accumulated other comprehensive loss                                          (35,518)                  (29,428)
Treasury stock at cost                                                         (6,361)                   (6,361)
                                                                       --------------              ------------
  TOTAL SHAREHOLDERS' EQUITY                                                  308,297                   316,737
                                                                       --------------           ---------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      675,232            $      686,419
                                                                       ==============            ==============

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------------
                                                                            2001                      2000
                                                            ---------------------       -------------------
Net loss                                                    $              (2,350)      $            (1,977)

Other comprehensive loss, net of tax:
   Foreign currency items, including translation
     adjustments, and the effects of certain
     hedges and intercompany transactions                                  (6,090)                   (4,712)
                                                            ---------------------       -------------------

Comprehensive loss                                          $              (8,440)      $            (6,689)
                                                            =====================       ===================


The tax expense allocated to each component of other comprehensive loss is as follows:

Foreign currency items                                      $                 143       $               276
                                                            =====================       ===================

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)

                                                                                 2001                 2000
                                                                           ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $      (2,350)       $       (1,977)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                                 7,876                 7,560
     Other (primarily provision for bad debts and foreign exchange
      gains and losses)                                                              465                   979
     Changes in operating assets and liabilities                                  (8,430)                  575
                                                                           -------------        --------------
       Net cash (used in) provided by operating activities                        (2,439)                7,137
                                                                           -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (2,232)               (3,441)
                                                                           -------------        --------------
       Net cash used in investing activities                                      (2,232)               (3,441)
                                                                           -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under revolving credit facility                                         --                (4,000)
                                                                           -------------        --------------
       Net used in financing activities                                               --                (4,000)
                                                                           -------------        --------------

Effect of exchange rate changes on cash and
  temporary investments                                                           (1,151)                 (473)
                                                                           -------------        --------------

Net decrease in cash and temporary investments                                    (5,822)                 (777)
Cash and temporary investments, beginning of period                               42,815                34,426
                                                                           -------------        --------------

Cash and temporary investments, end of period                              $      36,993        $       33,649
                                                                           =============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash payments for:
       Interest                                                            $       3,883        $        3,913
                                                                           =============        ==============
       Income taxes                                                        $       1,830        $        1,822
                                                                           =============        ==============
  Cash refunds of income taxes                                             $          60        $          107
                                                                           =============        ==============

See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BERLITZ INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       GENERAL

The Consolidated Condensed Financial Statements of Berlitz International, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and are unaudited. The information reflects all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. The financial statements should be read in conjunction with the financial statements and related notes to the Company's 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Certain reclassifications have been made in prior years' financial statements and notes to conform to the 2001 presentation.

2.       RESTRUCTURING AND OTHER UNUSUAL CHARGES

During the fourth quarter of 2000, the Company's management formally committed to various strategic initiatives. As a result of these initiatives, the Company recorded restructuring and other unusual charges ("Unusual Charges") of $12,296 for the year ended December 31, 2000. Additional charges of approximately $2,000, which were not accruable at December 31, 2000, are expected in 2001. For the first quarter of 2001, recognition and utilization of Unusual Charges is summarized by category of expenditure as follows:

                                 Liability         Unusual          Cash         Non-cash         Liability
                                at December        Charges        Payments      reductions        at March
                                 31, 2000                                        and other        31, 2001
                               -------------     -----------    -----------    ------------     ------------
Employee separation              $    4,852        $      282     $   (1,843)    $     (107)      $    3,184
Other implementation costs              144               614           (616)            --              142
Other asset impairments                 275                20            (25)            --              270
                                 ----------        ----------     ----------     ----------       ----------
   Total                         $    5,271        $      916     $   (2,484)    $     (107)      $    3,596
                                 ==========        ==========     ==========     ==========       ==========

3.       OTHER (INCOME) EXPENSE, NET

                                                         THREE MONTHS        THREE MONTHS
                                                              ENDED             ENDED
                                                         MARCH 31, 2001      MARCH 31, 2000
                                                         --------------      --------------
         Interest income on temporary investments        $         (192)     $         (189)
         Foreign exchange (gains) losses, net                       (25)                 58
         Other non-operating taxes                                  141                  85
         Loss on disposal of fixed assets                             3                 108
         Other investment income, net                               (67)                 (2)
         Other (income) expense, net                                (35)                 35
                                                         --------------      --------------
                 Total other (income) expense, net       $         (175)     $           95
                                                         ===============     ==================

4.       RELATED PARTY TRANSACTIONS

On April 6, 2001 Benesse Corporation ("Benesse"), through Benesse Holdings International, Inc. ("Benesse Holdings"), an indirect wholly-owned U.S. subsidiary, made an offer to purchase all outstanding shares of common stock of the Company not held by Benesse or Benesse Holdings for a cash price of $14.50 per share. The offer will expire at 5:00 p.m. on May 15, 2001.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, became effective for the calendar year beginning January 1, 2001, the adoption of which did not have a significant impact on the financial position, results of operations and cash flows of the Company.

Derivative instruments maintained by the Company consist of currency swap agreements with a financial institution to hedge the Company's net investments in certain foreign subsidiaries. These agreements, which are designated as net investment hedges, require the Company to periodically exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi annual basis. Credit loss from counterparty nonperformance is not anticipated.

Significant terms of agreements outstanding at March 31, 2001 were as follows:

                                                                                INTEREST RECEIPTS
                               INTEREST PAYMENT TO FINANCIAL                    FROM FINANCIAL
                                        INSTITUTION                               INSTITUTION
                            ----------------------------------------        -----------------------
                                                                            NOTIONAL              FAIR VALUE
  EFFECTIVE                                                INTEREST         AMOUNT     INTEREST   AT 3/31/01
     DATE        MATURITY      NOTIONAL AMOUNT (000'S)       RATE           (000'S)      RATE      (000'S)
     ----        --------   -----------------------------    ----           -------      ----      -------
   1/1/99       12/30/02    Japanese Yen        12,311,005    5.50%         $ 95,694    6.27%    $   743
   1/4/99       12/31/02    British Pound            4,841    6.56%         $  7,974    6.27%    $   102

As designated hedges, realized and unrealized gains and losses are excluded from the Company's Consolidated Statements of Operations and included, net of deferred taxes, in the "Accumulated other comprehensive loss" component of shareholders' equity.

6.       OPERATING SEGMENTS

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

The following tables present information about reported segment profit or loss and segment assets, and reconcile reportable segment revenues, profit or loss, and assets to the Company's consolidated totals:

                                                                         THREE MONTHS ENDED MARCH. 31,
                                                                           2001               2000
                                                                           ----               ----
         REVENUES:
            Revenues from external customers:
              Language Services:
                 Instruction                                            $   75,770         $  72,645
                 ELS                                                        14,673            11,900
                 Publishing                                                  2,348             2,809
                 Franchising                                                   269               322
                 Cross Cultural                                                782               714
                 Other                                                          16                --
                                                                        ----------        ----------
              Total Language Services                                       93,858            88,390
              Berlitz GlobalNET                                             28,968            24,154
                                                                        ----------         ---------
                 Total  external revenues                                  122,826           112,544
                                                                        ----------         ---------

            Intersegment revenues:
              Language Services:
                 Instruction                                                    15                --
                 Publishing                                                      3                 9
                 Franchising                                                    21                59
                                                                        ----------         ---------
              Total Language Services                                           39                68
              Berlitz GlobalNET                                                 33                77
                                                                        ----------         ---------
                 Total  intersegment revenues                                   72               145
                                                                        ----------         ---------

            Total revenues for reportable segments                         122,898           112,689
            Elimination of intersegment revenues                               (72)             (145)
                                                                        ----------         ---------
                 Total consolidated revenues                            $  122,826        $  112,544
                                                                        ==========        ==========

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                            2001               2000
                                                                            ----               ----
         LOSS BEFORE TAXES AND MINORITY INTEREST:
         Operating profit (loss):
            Segment EBITA:
              Language Services:
                 Instruction                                                $  14,726          $  15,480
                 ELS                                                            1,161                (82)
                 Publishing                                                       102                (73)
                 Franchising                                                      (34)                59
                 Cross Cultural                                                   208                256
                 Overhead expenses and other                                   (7,730)            (5,937)
                                                                            ---------          ---------
              Total Language Services                                           8,433              9,703
              Berlitz GlobalNET                                                 1,315              1,132
              Corporate overhead and other                                     (2,753)            (3,513)
                                                                            ---------          ---------
            Total EBITA                                                         6,995              7,322
                                                                            ---------          ---------
            Amortization of publishing rights, excess of cost over
             net assets acquired, and other intangibles:
              Language Services:
                 Instruction                                                   (2,512)            (2,351)
                 ELS                                                           (1,347)            (1,578)
                 Publishing                                                       (99)              (100)
                 Cross Cultural                                                    (3)                (3)
                                                                            ---------          ---------
              Total Language Services                                          (3,961)            (4,032)
              Berlitz GlobalNET                                                  (647)              (593)
                                                                            ---------          ---------
              Total intangible amortization                                    (4,608)            (4,625)
                                                                            ---------          ---------

            Restructuring and other unusual charges                              (916)                --
                                                                            ---------          ---------

            Total operating  profit                                             1,471              2,697
            Interest expense on long-term debt                                     (8)               (23)
            Interest expense on convertible debentures                         (2,000)            (1,995)
            Interest expense to affiliates                                       (641)              (655)
            Other income (expense), net                                           175                (95)
                                                                            ---------          ---------
            Total consolidated loss before taxes and minority interest      $  (1,003)         $     (71)
                                                                            =========          =========

            ASSETS:                                                            MARCH 31,        DECEMBER 31,
                                                                                  2001             2000
                                                                            --------------     -------------
              Language Services:
                 Instruction                                                $ 414,094          $ 424,945
                 ELS                                                          100,203            102,146
                 Publishing                                                    18,471             18,426
                 Franchising                                                    9,021              9,231
                 Other                                                          2,744                999
                                                                            ---------          ---------
              Total Language Services                                         544,533            555,747
              Berlitz GlobalNET                                               110,220            109,808
              Corporate                                                        28,087             28,538
              Eliminations of intersegment receivables                         (7,608)            (7,674)
                                                                            ---------          ---------
                 Total consolidated assets                                  $ 675,232          $ 686,419
                                                                            =========          =========

                                                                             THREE MONTHS ENDED MARCH. 31,
                                                                                2001               2000
                                                                                ----               ----
            DEPRECIATION:
              Language Services:
                 Instruction                                                $   1,460          $   1,262
                 ELS                                                              269                206
                 Publishing                                                       506                495
                 Franchising                                                        6                  4
                 Cross Cultural                                                     2                  2
                 Overhead expenses and other                                      369                129
                                                                            ---------          ---------
              Total Language Services                                           2,612              2,098
              Berlitz GlobalNET                                                   605                552
              Corporate                                                            51                285
                                                                            ---------          ---------
                 Total consolidated depreciation                            $   3,268          $   2,935
                                                                            =========          =========

                                                                             THREE MONTHS ENDED MARCH. 31,
                                                                                2001               2000
                                                                                ----               ----
            CAPITAL EXPENDITURES:
              Language Services:
                 Instruction                                                $   1,332          $   1,719
                 ELS                                                              115                231
                 Publishing                                                       156                373
                 Franchising                                                       --                 --
                                                                            ---------          ---------
              Total Language Services                                           1,603              2,323
              Berlitz GlobalNET                                                   606              1,028
              Corporate                                                            23                 90
                                                                            ---------          ---------
                 Total consolidated capital expenditures                    $   2,232          $   3,441
                                                                            =========          =========

The following tables present certain information about the geographic areas in which the Company operates:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          2001               2000
                                                                          ----               ----
         REVENUES FROM EXTERNAL CUSTOMERS:
            United States                                            $   39,208         $    33,924
            Japan                                                        20,634              20,206
            Germany                                                      10,604              10,641
            Ireland                                                       7,587               4,962
            France                                                        5,359               5,015
            Brazil                                                        4,024               4,089
            Other foreign countries                                      35,410              33,707
                                                                     ----------         -----------
                 Total                                               $  122,826         $   112,544
                                                                     ==========         ===========

         OPERATING PROFIT:
         EBITA :
            United States                                            $    3,207         $     1,557
            Japan                                                         2,370               2,969
            Germany                                                       1,365               1,406
            Ireland                                                         568                  17
            France                                                          496                 568
            Brazil                                                          939                 829
            Other foreign countries                                       4,389               4,769
            Corporate and other                                          (6,339)             (4,793)
                                                                     ----------         -----------
                 Total EBITA                                              6,995               7,322
                                                                     ----------         -----------

         Amortization of publishing rights,
          Excess of cost over net assets
          Acquired, and other intangibles:
            United States                                                (3,790)             (3,885)
            Japan                                                          (330)               (383)
            Germany                                                         (57)                (61)
            Ireland                                                         (10)                (11)
            France                                                         (114)                (64)
            Brazil                                                          (57)                (16)
            Other foreign countries                                        (250)               (205)
                                                                     ----------         -----------
                 Total  intangible amortization                          (4,608)             (4,625)
                                                                     ----------         -----------

         Intercompany royalties:
            United States                                                  4,667              4,622
            Japan                                                        (1,552)             (1,568)
            Germany                                                        (399)               (407)
            Ireland                                                        (110)               (247)
            France                                                         (266)               (251)
            Other foreign countries                                      (2,340)             (2,149)
                                                                     ----------         -----------
                 Total intercompany royalties                                --                  --
                                                                     ----------         -----------

         Restructuring and other unusual charges:
            United States                                                  (136)                 --
            Japan                                                          (126)                 --
            Germany                                                          (4)                 --
            Brazil                                                         (163)                 --
            Other foreign countries                                        (487)                 --
                                                                     ----------         -----------
                 Total restructuring and other unusual charges             (916)                 --
                                                                     ----------         -----------

                 Total operating profit                              $     1,471        $     2,697
                                                                     ===========        ===========

         LONG LIVED ASSETS:                         PROPERTY &
                                                    EQUIPMENT           OTHER          INTANGIBLE
                                                       NET             ASSETS*           ASSETS            TOTAL
                                                   -------------    --------------    -------------    --------------
         MARCH 31, 2001:
            United States                          $     8,133      $     4,249       $   374,091      $   386,473
            Japan                                       10,074              157            40,923           51,154
            Germany                                      3,498               --             6,820           10,318
            France                                       1,942               --             7,337            9,279
            Brazil                                       3,939               --             3,786            7,725
            Ireland                                      1,646               --             1,285            2,931
            Other foreign countries                     13,403               99            25,598           39,100
            Corporate                                    3,589           13,968             3,887           21,444
                                                   -----------      -----------       -----------      -----------
                 Total                             $    46,224      $    18,473       $   463,727      $   528,424
                                                   ===========      ===========       ===========      ===========

         DECEMBER 31, 2000:
            United States                          $    10,020      $     4,867       $   377,876      $   392,763
            Japan                                       11,123              126            44,689           55,938
            Germany                                      3,746               --             7,336           11,082
            France                                       2,032               --             7,947            9,979
            Brazil                                       3,834               --             4,014            7.848
            Ireland                                      1,725               --             1,376            3,101
            Other foreign countries                     14,022              139            26,917           41,078
            Corporate                                    2,154           14,226             3,887           20,267
                                                   -----------      -----------       -----------      -----------
                 Total                             $    48,656      $    19,358       $   474,042      $   542,056
                                                   ===========      ===========       ===========      ===========

*Excludes financial instruments and deferred tax assets.

                           BERLITZ INTERNATIONAL, INC.
                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited Consolidated Condensed Financial Statements and notes thereto and with the Company's audited Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2000. Certain statements contained within this discussion constitute forward-looking statements. See "Special Note Regarding Forward Looking Statements."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2000

The Company's total sales for the quarter ended March 31, 2001 were $122.8 million, a 9.2% increase from sales of $112.5 million in the prior year period. Excluding the effects of unfavorable exchange rate fluctuations of $5.8 million, sales increased from the same period in the prior year by 14.3%. The following table compares revenues by business segment for the first quarter:

BUSINESS SEGMENT REVENUES:                                     (Dollars in millions)
--------------------------
                                   ------------------------------------------------------------------------------
                                           March 31,                     Growth (Decline) from Prior Year
                                   ---------------------------    -----------------------------------------------
                                      2001            2000         Exchange        Operations (1)       Total
                                   -----------     -----------    ------------     --------------    ------------
Language Services:
   Instruction                     $    75.8       $    72.6      $    (4.5)       $     7.7         $     3.2
   ELS                                  14.6            11.9            -                2.7               2.7
   Publishing                            2.3             2.8           (0.1)            (0.4)             (0.5)
   Franchising                           0.3             0.4             --             (0.1)             (0.1)
   Cross Cultural                        0.8             0.7             --              0.1               0.1
   Intercompany eliminations              --            (0.1)            --              0.1               0.1
                                   ---------       ---------      ---------        ---------         ---------
Total Language Services                 93.8            88.3           (4.6)            10.1               5.5
Berlitz GlobalNET                       29.0            24.2           (1.2)             6.0               4.8
                                   ---------       ---------      ---------        ---------         ---------
Total                              $   122.8       $   112.5      $    (5.8) (2)   $    16.1         $    10.3
                                   =========       =========      =========        =========         =========

------------------------
(1) Adjusted to eliminate fluctuations in foreign currency from year-to-year by assuming a constant exchange rate over two years, using as the base the first year of the periods being presented.
(2) The unfavorable exchange rate fluctuations primarily resulted from a strengthened US dollar against the Japanese yen and the European currency ("Euro").

Within Language Services, Instruction benefited from increases in both volume and average revenue per lesson ("ARPL"). Total lesson volume increased 5.6% from the prior year period, reflecting improvements in all geographic regions except Europe where volume remained flat. Geographically, Instruction revenue and lesson volume were dispersed as follows:

INSTRUCTION REVENUE:                                            (Dollars in millions)
--------------------
                                      --------------------------------------------------------------------------
                                              March 31,                  Growth (Decline) from Prior Year
                                      --------------------------    --------------------------------------------
                                         2001           2000         Exchange      Operations          Total
                                      -----------    -----------    -----------    -------------    ------------
   North America                      $    13.4      $    12.0      $    (0.1)     $     1.5        $     1.4  (1)
   Asia                                    21.7           20.6           (2.0)           3.1              1.1  (2)
   Latin America                           12.0           11.8           (0.9)           1.1              0.2  (3)
   Europe                                  28.5           28.3           (1.5)           1.7              0.2  (4)
   Eliminations and other                   0.2           (0.1)            --            0.3              0.3
                                      ---------      ---------      ---------      ---------        ---------
   Total revenue                      $    75.8      $    72.6      $    (4.5)     $     7.7        $     3.2
                                      =========      =========      =========      =========        =========

------------------------
(1) Primarily reflects the effect of ARPL and volume increases in the U.S and volume increases in Canada.
(2) Primarily reflects the effect of volume increases in Japan, offset by a stronger U.S. dollar against the Japanese yen.
(3) Primarily reflects the effect of ARPL and volume increases in Brazil and Mexico, offset by a stronger US dollar against Latin American currencies.
(4) Primarily reflects the effect of ARPL and volume increases in Germany, offset by a stronger U.S. dollar against the Euro.

INSTRUCTION LESSON VOLUME:                                     (Lessons in thousands)
--------------------------
                                      --------------------------------------------------------------------------
                                                  March 31,                       Growth from Prior Year
                                      ----------------------------------    ------------------------------------
                                                                              Number of
                                           2001               2000             lessons            Percentage
                                      ---------------    ---------------    --------------     -----------------
   North America                           293.1              277.1              16.0                5.8%  (1)
   Asia                                    365.5              304.1              61.4               20.2%  (2)
   Latin America                           321.4              310.4              11.0                3.5%  (3)
   Europe                                  696.6              696.5               0.1                0.0%
                                      ----------         ----------         ---------          ---------
   Total lesson volume                   1,676.6            1,588.1              88.5                5.6%
                                      ==========         ==========         =========          =========

------------------------
(1) Reflects improvement in both the U.S. and Canada and in both the consumer and the institutional markets.
(2)  Primarily reflects increases in Japan and Korea.
(3)  Primarily reflects increases in Brazil and Mexico.

For the first quarter of 2001, ARPL of $40.56 compares with $41.31 in the comparable prior year period. This decline reflects the favorable impact of product mix and price increases ($1.68), offset by the effects of unfavorable exchange rate fluctuations ($2.43). ARPL ranged from a high of approximately $58.73 in Japan to a low of $15.11 in Thailand, reflecting effects of foreign exchange rates and differences in the economic value of the services provided or sold.

Within Language Services, ELS' first quarter revenues increased 23.3% from the comparable prior year period, primarily attributable to a new Semi-Intensive English Program, improved student recruitment in Asia and the brand merger of ELS and Berlitz on Campus ("BOC") in 2000.

Publishing revenues declined 16.6% over the comparable prior year period, due primarily to decreased licensing revenue.

Berlitz GlobalNET sales for the first quarter of 2001 were $29.0 million, up 24.8% from the comparable period in 2000, excluding the effect of unfavorable exchange rate fluctuations of $1.2 million. The following table compares Berlitz GlobalNET revenues by region for the first quarter:

  BERLITZ GLOBALNET REVENUE:                                   (Dollars in millions)
  --------------------------
                                     --------------------------------------------------------------------------
                                             March 31,                  Growth (Decline) from Prior Year
                                     --------------------------    --------------------------------------------
                                        2001           2000         Exchange      Operations          Total
                                     -----------    -----------    -----------    -------------    ------------
     Americas                        $    12.6      $    11.8      $    (0.2)     $     1.0        $     0.8
     Asia                                  1.7            1.8           (0.1)            --             (0.1)
     Europe                               17.3           12.7           (1.0)           5.6              4.6 (1)
     Intercompany eliminations            (2.6)          (2.1)           0.1           (0.6)            (0.5)
                                     ---------      ---------      ---------      ---------        ---------
     Total revenue                   $    29.0      $    24.2      $    (1.2)     $     6.0        $     4.8
                                     =========      =========      =========      =========        =========

------------------------
(1) Growth in Europe was due primarily to strong volume in Ireland offset by a stronger U.S. dollar against the Euro.

The Company's total cost of services and products sold as a percentage of sales was 62.1% in the first quarter of 2001, compared with 60.1% in the comparable prior year period. The higher percentage is mainly attributable to higher teacher salaries and material costs for Instruction as well as costs associated with increased production capacity for Berlitz GlobalNET. Selling, general and administrative expenses as a percentage of sales were 32.2% in the first quarter of 2001, compared with 33.4% in the comparable prior year period. This improvement reflects the increase in business volume over prior year.

EBITA* for the first quarter of 2001 was $7.0 million, or 5.7% of sales, compared to $7.3 million, or 6.5% of sales, in the comparable prior year period. The following table displays the comparative first quarter EBITA by business segment:




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

   BUSINESS SEGMENT EBITA:
   -----------------------                                           (Dollars in millions)
                                      --------------------------------------------------------------------------
                                             March 31,                  Growth (Decline) from Prior Year
                                      ------------------------    ----------------------------------------------
                                        2001          2000         Exchange         Operations         Total
                                      ----------    ----------    ------------     -------------    ------------
   Language Services:
      Instruction                     $    14.7     $    15.5     $    (0.9)(1)    $     0.1        $    (0.8)
      ELS                                   1.1          (0.1)           --              1.2              1.2 (2)
      Publishing                            0.1          (0.1)           --              0.2              0.2 (3)
      Franchising                           0.0           0.1            --             (0.1)            (0.1)
      Cross Cultural                        0.2           0.2            --               --               --
      Overhead and other                   (7.7)         (5.9)          0.3             (2.1)            (1.8)(4)
                                      ----------    ---------     ---------        ---------        ---------
   Total Language Services                  8.4           9.7          (0.6)            (0.7)            (1.3)
   Berlitz GlobalNET                        1.3           1.1          (0.1)             0.3              0.2 (5)
   Corporate overhead and other            (2.7)         (3.5)           --              0.8              0.8 (6)
                                      ---------     ---------     ---------        ---------        ---------
   Total                              $     7.0     $     7.3     $    (0.7)       $     0.4        $    (0.3)
                                      =========     =========     =========        =========        =========

         EBITA MARGIN %:                             March 31,
         ---------------
                                           ------------------------------
                                               2001            2000
                                           ------------    --------------
         Language Services:
            Instruction (7)                     19.4%           21.3%
            ELS (8)                              7.9%           (0.7)%
            Publishing                           4.3%           (2.6)%
            Franchising                        (11.7)%          15.5%
            Cross Cultural                      26.6%           35.9%
         Total Language Services                 9.9%           11.0%
         Berlitz GlobalNET (9)                   4.5%            4.7%
         Total                                   5.7%            6.5%

         ---------------------------------

(1) The net unfavorable exchange impact in Instruction is primarily attributable to the weakened Japanese yen and Euro.
(2) The increase in ELS' EBITA is due in part to improved volume and to decreased costs.
(3)  Publishing's EBITA decreased primarily due to decreased costs.
(4) The increase in overhead and other primarily relates to accruals for non-recurring employee related costs.
(5) The increase in EBITA for Berlitz GlobalNET is due primarily to strong volume in Ireland offset by a stronger U.S. dollar against the Euro.
(6) Corporate expenses decreased primarily due to savings in connection with the 2000 restructuring, partially offset by costs associated with the Benesse tender offer and certain employee benefits.
(7) The decrease in Instruction margin is due in part to higher teacher salary related costs.
(8)  See footnote 2, above.
(9)  See footnote 5, above.

The Company recorded income tax expenses of $1.2 million in the first quarter of 2001, compared with $1.7 million in the first quarter of 2000. The effective tax rates in both 2001 and 2000 were above the U.S. Federal statutory tax rate primarily as a result of nondeductible amortization charges.

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

At March 31, 2001 the Company's liquid assets of $37.0 million consisted of cash and temporary investments. The Company does not currently have any material commitments for capital expenditures and anticipates capital expenditures to continue to be in line with recent historical trends due to the refurbishment of the Company's language centers, the expansion of Berlitz GlobalNET, and technology investment. The Company plans to meet its debt service requirements and future working capital needs through funds generated from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended, became effective for the calendar year beginning January 1, 2001, the adoption of which did not have a significant impact on the financial position, results of operations and cash flows of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's major market risk exposure is foreign currency fluctuations. The majority of the Company's subsidiaries are located outside the United States, with operations conducted in their respective local currencies. For example, for the three years ended December 31, 2000, the percentage of total revenues denominated in currencies other than U.S. dollars averaged 66%, including the Japanese yen, German mark, Irish punt, Brazilian real, Mexican peso, British pound and French and Swiss francs. To hedge the Company's net investments in certain foreign subsidiaries, the Company maintains currency swap agreements with a financial institution. These agreements require the Company to exchange foreign currency-denominated interest payments for U.S. dollar-denominated interest receipts on a semi-annual basis. Significant terms of currency swap agreements outstanding at March 31, 2001 were as follows:

                                                                             INTEREST RECEIPTS FROM
                             INTEREST PAYMENT TO FINANCIAL INSTITUTION       FINANCIAL INSTITUTION
                            --------------------------------------------    -------------------------
                                                                              NOTIONAL                 FAIR VALUE
 EFFECTIVE                                                   INTEREST          AMOUNT     INTEREST     AT 3/31/01
    DATE        MATURITY       NOTIONAL AMOUNT (000'S)         RATE            (000'S)       RATE       (000'S)
    ----        --------    -------------------------------    ----            -------       ----       -------
   1/1/99       12/30/02     Japanese Yen       12,311,005     5.50%           $ 95,694     6.27%       $   743
   1/4/99       12/31/02     British Pound           4,841     6.56%           $  7,974     6.27%       $   102

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


                                        BERLITZ INTERNATIONAL, INC.
                                        ---------------------------
                                        (Registrant)


Date:  May 15, 2001                     By:  /s/ Ronald Stark
                                             ----------------------------------
                                             Ronald Stark
                                             Vice President, Finance